Form 10-Q
period 1996-06-30
U S DRUG TESTING INC
filed 1996-08-14
CIK 910523

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996
                                -----------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------------------

Commission File Number:            33-67186
                        -------------------------------------------------------

                           U.S. DRUG TESTING, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           #33-0539168
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

  10410 TRADEMARK STREET, RANCHO CUCAMONGA, CALIFORNIA           91730
- - -------------------------------------------------------------------------------
        (Address of Principal Executive Offices)               (Zip Code)

                                (909)  466-8378
- - -------------------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code


- - -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     [ ] Yes     [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 OR 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    [ ] Yes     [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of August 1, 1996  -  Common Stock, $.001 Par Value  5,221,900

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                     ASSETS



                                                          JUNE 30,          MARCH 31,
                                                            1996              1996
                                                         -----------      -----------
                                                         (UNAUDITED)
Current Assets:

Cash and Cash Equivalents                                $    32,703      $   249,047

Prepaid Expenses and Other Current Assets                    117,448          120,802

  Notes Receivable - Parent                                  161,343          282,295
                                                         -----------      -----------
Total Current Assets                                         311,494          652,144
                                                         -----------      -----------

Property and Equipment (Net of Accumulated
  Depreciation of $400,391 at June 30, 1996
  and $380,874 at March 31, 1996)                            498,079          483,039
                                                         -----------      -----------

Patents and other assets, net of cumulative
  Amortization                                                39,543           40,207
                                                         -----------      -----------

Total Assets                                             $   849,116      $ 1,175,390
                                                         ===========      ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                       $   125,146      $    71,285

  Accrued Expenses                                             7,444           22,920

  Current Portion of Long-Term Debt                           12,371           21,059
                                                         -----------      -----------
         Total Current Liabilities                           144,961          115,264


Long-Term Debt - Net of Current Portion                        3,239            3,239

Commitments and Contingencies
                                                         -----------      -----------
Total Liabilities                                            148,240          118,503
                                                         -----------      -----------

Stockholders' Equity:
  Common Stock, $.001 Par Value; 50,000,000 Shares
    Authorized, Issued and Outstanding 5,221,900
    Shares at June 30, 1996 and March 31, 1996                 5,222            5,222

  Additional Paid-In Capital                               7,542,401        7,542,401

  Deficit Accumulated in the Development Stage            (6,846,707)      (6,490,736)
                                                         -----------      -----------
Total Stockholders' Equity                                   700,916        1,056,887
                                                         -----------      -----------

Total Liabilities and Stockholders' Equity               $   849,116      $ 1,175,390
                                                         ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                Cumulative
                                                                                   From
                                                                                October 8,
                                                                                   1992
                                         For The             For The            (Inception)
                                   Three Months Ended   Three Months Ended          to
                                      June 30, 1996       June 30, 1995        June 30, 1996
                                   ------------------   ------------------     -------------
Revenues:                               $     -              $     -            $    -

Costs and Expenses:
  General, and Administrative
    Expenses                               71,978            $  75,366            2,089,860
  Research and Development                162,778              187,469            2,719,197

  Depreciation and Amortization            19,843               30,746              435,867
  Interest Expense - Parent                   -                    -                 38,165
  Management Fees - Parent                105,000              105,000            1,365,000

  Interest Expense                            388               43,415              112,910
                                        ---------            ---------          -----------

Total Costs and Expenses                  359,987              441,996            6,760,999
                                        ---------            ---------          -----------

Loss From Operations                     (359,987)            (441,996)          (6,760,999)

Other Income (Expense)                      4,016              336,067              (85,708)
                                        ---------            ---------          -----------

Net Loss                                $(355,971)           $(105,929)         $(6,846,707)
                                        =========            =========          ===========

Weighted Average
  Common Shares Outstanding             5,221,900            5,221,900


Net Loss Per Common Share               $    (.07)           $    (.02)




    The accompanying notes are an integral part of the financial statements.

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Cumulative From
                                           For the Three   For the Three    October 8, 1992
                                           Months Ended    Months Ended     (Inception) to
                                          June 30, 1996    June 30, 1995     June 30,1996
                                          --------------  ---------------   --------------
Cash Flow From Operating Activities:
  Net Loss                                  $(355,971)       $(105,929)       $(6,846,707)
  Adjustments to Reconcile
    Net Loss to Net Cash
    Used by Operating Activities:
      Depreciation and Amortization            19,843           30,746            435,867
      Disposal of Property
      and Equipment                                 -                -             25,475
      Unrealized (Gain) Loss on
      Marketable Securities                         -         (249,035)           627,512
      Amortization of Bond Discount                 -             (779)            (4,855)
    Changes in Operating Assets
    and Liabilities:
    (Increase) Decrease in
      Prepaid Expenses and Other
      Current Assets                            3,354           17,721           (117,448)
    Increase (Decrease) in Other
      Assets                                      338                -             (4,655)
    Increase (Decrease) in
      Accounts Payable                         53,861            1,908            125,146
    Increase (Decrease) in
      Accrued Expenses                        (15,476)          (8,757)             7,444
                                            ---------        ---------        -----------
Net Cash Used by
  Operating Activities                       (294,051)        (314,125)        (5,752,221)
                                            ---------        ---------        -----------
Cash Flow From Investing Activities:
    Sale of Marketable Securities                   -                -          3,285,625
    Purchases of Marketable
      Securities                                    -                -         (3,908,281)
    Purchases of Property
      and Equipment                           (34,557)         (17,185)          (519,414)
    Additional Patent Costs                         -                -            (37,836)
                                            ---------        ---------        -----------
Net Cash Used By Investing
  Activities                                  (34,557)         (17,185)        (1,179,906)
Cash Flow From Financing
  Activities:
    Sales of Common Stock                           -                -          8,621,226
    Expenses of Stock Offering                      -                -         (1,510,663)
    Payment of Loan to Parent                       -         (625,833)        (1,917,057)
    Re-Payment of Loan by Parent              120,952                -         (1,755,714)
    Proceeds of Loan Payable - Parent               -                -          1,299,782
    Payment of Loan Payable - Parent                -                -         (1,299,782)
    Proceeds of Long-Term Debt                      -                -            101,572
    Payments of Long-Term Debt                 (8,688)          (6,218)           (85,962)
    Proceeds of Brokerage Loan Payable              -        1,000,000          2,674,683
    Payments of Brokerage Loan Payable              -          (24,595)        (2,674,683)
                                            ---------        ---------        -----------
Net Cash Provided (Used) By Financing
  Activities                                $ 112,264        $ 343,354        $ 6,964,830
                                            =========        =========        ===========


   The accompanying notes are an integral part of the financial statements .

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)


                                                                                     Cumulative From
                                               For the Three        For the Three    October 8, 1992
                                               Months Ended         Months Ended      (Inception) to
                                               June 30, 1996        June 30, 1995     June 30, 1996
                                               -------------        -------------    ---------------
Increase (Decrease) in Cash
  and Cash Equivalents                           $(216,344)           $(12,044)          $ 32,703


Cash and Cash Equivalents -
  Beginning of Period                              249,047              49,368                  -
                                                 ---------            --------           --------
Cash and Cash Equivalents -
  End of Period                                  $  32,703            $ 61,412           $ 32,703
                                                 =========            ========           ========

Supplemental Disclosure of
  Cash Information:
    Cash Paid For Interest                       $       -            $ 43,415           $122,220
                                                 =========            ========           ========

    Income Taxes Paid                            $       -            $      -           $      -
                                                 =========            ========           ========


Non-Cash Financing Activities:
  Value of Common Stock Issued For
    The Transfer of Assets at
    Carrying Value From Parent                   $       -            $      -           $437,060
                                                 =========            ========           ========





    The accompanying notes are an integral part of the financial statements.

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE 1 - Basis of Presentation

                 In the opinion of U.S. Drug Testing, Inc. ("the Company"), the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.


NOTE 2 - Cash and Cash Equivalents

                 Cash and cash equivalents are summarized as follows:

                                                   June 30,        March 31,
                                                    1996             1996
                                                  ----------      ----------
                 Cash in Banks                    $   32,169      $  248,457
                 Money Market Funds                      534             590
                                                  ----------      ----------
                                                  $   32,703      $  249,047
                                                  ==========      ==========

NOTE 3 - Property and Equipment

                 Property and equipment is summarized as follows:

                                                    June 30,       March 31,
                                                      1996           1996
                                                   ----------     ----------
                 Furniture, Fixtures & Equipment   $  280,875     $  268,182
                 Test Equipment                       408,773        386,909
                 Leasehold Improvements               208,822        208,822
                                                   ----------     ----------
                                                      898,470        863,913
                 Less:  Accumulated Depreciation      400,391        380,874
                                                   ----------     ----------
                                                   $  498,079     $  483,039
                                                   ==========     ==========

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


NOTE 4 - Notes Receivable - Parent

                 Notes receivable - Parent represents demand loans made to the Parent due on or before December 31, 1996. The notes bear monthly interest at the rate pf 8% per annum. The notes are secured by the Parent's shares in the Company.

                 The Parent has agreed to repay this loan in full by August 31, 1996, and to advance the Company an additional $500,000 to fund continuing research and development. The $500,000 loan will bear interest at 8% and have a due date of December 31, 1996.

NOTE 5 - Long-Term Debt

                 Long-term debt is summarized as follows:


                                                                        June 30,      March 31,
                                                                          1996           1996
                                                                       ----------     ---------
                 Capitalized lease obligations secured
                   by certain equipment, payable in
                   installments of $2,496 and $434 monthly,
                   and due from November 1996 to
                   November 1997                                        $  15,610     $   24,298

                 Less:  Current Portion                                    12,371         21,059
                                                                        ---------     ----------

                                                                        $   3,239     $    3,239
                                                                        =========     ==========

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 6 - Commitments and Contingencies

                 In June 1995, the License Agreement with the Department of the Navy was renegotiated and amended to provide for minimum annual royalties of $100,000 per year commencing October 1, 1995 and terminating September 30, 2005. Additional royalties will be paid pursuant to a schedule based upon sales of products. The Company sub-licenses this agreement from its Parent and, accordingly, has obligations to its Parent for the royalty payments required by the License Agreement.

NOTE 7 - Registration Statement

                 During May 1996, U.S. Alcohol Testing of America, Inc. ("USAT"), the Company's Parent, filed a Registration Statement on Form S-4 under the Securities Act of 1993, as amended, in an attempt, through a consent solicitation, to acquire the common stock of the Company owned by the minority interest and thereby own 100% of the Company's common stock. There can be no assurance that such solicitation will be successfully completed.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- - -------------------------------

                 The Company is a development stage enterprise with no earnings history and initially derived its capital resources from unsecured advances provided by its parent company, USAT a publicly traded company. During October and November 1993, the Company sold 1,721,900 shares of its common stock to the public at $5.00 per share and netted approximately $7,099,000. From the net proceeds of the offering, the Company repaid the advances made by USAT. During the period ended June 30, 1996, the Company had outstanding loans receivable from its parent company for working capital purposes in the amount of $161,343. These advances are evidenced by notes due December 31, 1996, bearing interest at the rate of 8% per annum at June 30, 1996 and secured by USAT's shares in the Company. USAT has agreed to repay these loans by August 31, 1996 and has commited to advance $500,000 to the Company to fund continuing research and development. The Company is dependent on continuing advances from its Parent to continue the research, development and ultimate marketing of its products and to fund its working capital requirements for the next (12) months. There are presently no unfunded commitments for capital expenditures.

RESULTS OF OPERATIONS
- - ---------------------

         During the quarter June 30, 1996, the Company spent $162,778 on research and development and an additional $71,978 on general and administrative expenses. Since inception the Company has spent $2,719,197 on research and development and an additional $2,089,860 on general and administrative expenses.

         The Company is currently conducting a feasibility study as to the saliva based drug testing products currently under development. Assuming the study indicates that the Company should proceed, the Company estimates that it will be at least two years before the drug testing products will be available for marketing. There can be no assurance that the Company will sucessfully complete its development program on a timely basis, that it will thereafter obtain the necessary governmental approval or that marketing will start whem comtemplated.

                                    PART II


ITEM 1  - Legal Proceedings

                 There are no known legal proceedings against the Company.


ITEM 2  - Changes in Securities

                 There have been no changes in securities of the Company.


ITEM 3  - Defaults Upon Senior Securities

                 None


ITEM 4  - Increase in Amount of Outstanding Securities

                 There have been no changes in the amount of outstanding securities of the Company.


ITEM 5  - Submission of Matters for a Vote of Stockholders

                 There was no matter submitted to shareholders' vote.


ITEM 5  - Exhibits and Reports on Form 8-K

                  Exhibits
                     27      Financial Data Schedule

                  No reports on Form 8-K were filed for the quarter ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            U.S. DRUG TESTING, INC.
                                                   Registrant

                                            BY: /s/ ROBERT M. STUTMAN
                                                -------------------------------
                                                Robert M. Stutman
                                                Chief Executive Officer and
                                                Chairman of the Board

                                            BY: /s/ JOSEPH BRADLEY
                                                -------------------------------
                                                Joseph Bradley
                                                Treasurer, Acting Chief
                                                Financial Officer and
                                                Chief Accounting Officer