Form 10-Q
period 1996-09-30
U S DRUG TESTING INC
filed 1996-11-20
CIK 910523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED      SEPTEMBER 30, 1996

COMMISSION FILE NUMBER:     1-123620

                             U.S. DRUG TESTING, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            #33-0539168
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

    10410 TRADEMARK STREET, RANCHO CUCAMONGA, CALIFORNIA           91730
(Address of Principal Executive Offices)                         (Zip Code)

            (909) 466-8378
Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of November 8, 1996 - Common Stock, $.001 Par Value   5,221,900

                                     PART l
                             FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             U.S. DRUG TESTING, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE
                                BALANCE SHEETS)


                                     ASSETS

                                                                                   SEPTEMBER 30         MARCH 31
                                                                                       1996               1996
                                                                                    (UNAUDITED)         (AUDITED)
                                                                                    -----------        -----------

Current Assets:
Cash and Cash Equivalents                                                           $       475        $   249,047
Prepaid Expenses and Other Current Assets                                                90,116            120,802
  Notes Receivable - Parent                                                                  --            282,295
                                                                                    -----------        -----------
Total Current Assets                                                                     90,591            652,144

Property and Equipment (Net of Accumulated Depreciation
  of $452,254 at September 30, 1996 and $380,874 at
  March 31, 1996)                                                                       532,314            483,039

Patents and Other Assets, Net of Cumulative Amortization                                 40,172             40,207
                                                                                    -----------        -----------

Total Assets                                                                        $   663,077        $ 1,175,390
                                                                                    ===========        ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Note Payable - Parent                                                             $   278,892        $        --
  Accounts Payable                                                                      423,988             71,285
  Accrued Expenses                                                                        8,756             22,920
  Current Portion of Long-Term Debt                                                       4,567             21,059
                                                                                    -----------        -----------
Total Current Liabilities                                                               716,203            115,264

Long-Term Debt - Net of Current Portion                                                     848              3,239
                                                                                    -----------        -----------

Total Liabilities                                                                       717,051            118,503

Commitments and Contingencies                                                                --                 --

Stockholders' Equity:
  Common Stock, $.001 Par Value, 50,000,000 Shares
    Authorized, Issued and Outstanding 5,221,900 Shares
    at September 30 and March 31, 1996                                                    5,222              5,222
Additional Paid-In Capital                                                            7,542,401          7,542,401
Deficit Accumulated in the Development Stage                                         (7,601,597)        (6,490,736)
                                                                                    -----------        -----------
Total Stockholders' Equity                                                              (53,974)         1,056,887
                                                                                    -----------        -----------

Total Liabilities and Stockholders' Equity                                          $   663,077        $ 1,175,390
                                                                                    ===========        ===========

The accompanying notes are an integral part of the financial statements.

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                          CUMULATIVE
                                                                                                             FROM
                                                                                                       OCTOBER 8, 1992
                                                   FOR THE                         FOR THE               (INCEPTION)
                                              THREE MONTHS ENDED               SIX MONTHS ENDED              TO
                                                 SEPTEMBER 30                    SEPTEMBER 30           SEPTEMBER 30,
                                         ---------------------------     ---------------------------
                                             1996           1995             1996            1995            1996
                                         -----------     -----------     -----------     -----------    -------------
Revenues:                                $         -     $         -     $         -     $         -     $         -

Costs and Expenses:
  General and Administrative Expenses         55,816          85,553         128,592         160,919       2,146,474
  Research and Development                   539,635         220,726         702,413         408,195       3,258,832
  Depreciation and Amortization               52,189          42,151          72,032          72,897         488,056
  Interest Expense - Parent                    1,847               -           1,847               -          40,012
  Management Fees - Parent                   105,000         105,000         210,000         210,000       1,470,000
  Interest Expense                             1,114          24,921           1,503          68,336         114,025
                                         -----------     -----------     -----------     -----------     -----------

Total Costs and Expenses                     755,601         478,351       1,116,387         920,347       7,517,399
                                         -----------     -----------     -----------     -----------     -----------

Loss from Operations                        (755,601)       (478,351)     (1,116,387)       (920,347)     (7,517,399)

Other Income (Expense)                           710        (107,324)          5,526         228,743         (84,198)
                                         -----------     -----------     -----------     -----------     -----------

Net Loss                                 $  (754,891)    $  (585,675)    $(1,110,861)    $  (691,604)    $(7,601,597)
                                         ===========     ===========     ===========     ===========     ===========

Weighted Average Common Shares
  Outstanding                              5,221,900       5,221,900       5,221,900       5,221,900
                                         ===========     ===========     ===========     ===========

Net Loss Per Common Share                $     (0.14)    $     (0.11)    $     (0.21)    $     (0.13)
                                         ===========     ===========     ===========     ===========

The accompanying notes are an integral part of the financial statements.

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     CUMULATIVE
                                                                                        FROM
                                                                                   OCTOBER 8, 1992
                                                      FOR THE SIX MONTHS ENDED     (INCEPTION) TO
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                        1996            1995            1996
                                                    -----------     -----------     -------------
Cash Flow From Operating Activities:
  Net Loss                                          $(1,110,861)    $  (691,604)    $(7,601,597)

Adjustments to Reconcile Net Loss to Net Cash
  Used by Operating Activities:
    Depreciation and Amortization                        72,032          72,897         488,056
    Disposal of Property and Equipment                        -               -          25,475
    Realized Gain on Marketable Securities                    -         627,512         627,512
    Unrealized Loss on Marketable Securities                  -        (703,953               -
    Amortization of Bond Discount                             -            (779)         (4,855)
Changes in Operating Assets and Liabilities:
  (Increase) Decrease Prepaid Expenses and Other
     Current Assets                                      30,686          23,243         (90,116)
  (Increase) Decrease in Other Assets                         -               -          (4,993)
  Increase (Decrease) in Accounts Payable               352,703         (16,924)        370,139
  Increase (Decrease) in Accrued Expenses               (14,164)         (1,544)          8,756
                                                    -----------     -----------     -----------
Net Cash Used by Operating Activities                  (669,604)       (691,152)     (6,181,623)
                                                    -----------     -----------     -----------

Cash Flow From Investing Activities:
  Sale of Marketable Securities                               -       3,285,625       3,285,625
  Purchases of Marketable Securities                          -               -      (3,908,281)
  Purchases of Property and Equipment                  (120,655)        (34,059)       (605,512)
  Patent Costs                                             (617)              -         (38,453)
                                                    -----------     -----------     -----------
Net Cash Provided (Used) by Investing Activities       (121,272)      3,251,566      (1,266,621)
                                                    -----------     -----------     -----------

Cash Flow from Financing Activities:
  Sales of Common Stock                                       -               -       8,621,226
  Expenses of Stock Offering                                  -               -      (1,510,663)
  Payment of Loan to Parent                                   -        (961,839      (1,917,057)
  Repayment of Loan by Parent                           282,295               -       1,917,057
  Proceeds of Loan Payable - Parent                     278,892       1,000,000       1,578,674
  Payment of Loan Payable - Parent                            -               -      (1,299,782)
  Proceeds of Capital Leases                                  -               -         101,572
  Payments of Capital Leases                            (18,883)        (17,008)        (96,157)
  Proceeds of Brokerage Loan Payable                          -       1,000,000       2,674,683
  Payments of Brokerage Loan Payable                          -      (2,569,592)     (2,674,683)
                                                    -----------     -----------     -----------
Net Cash Provided (Used) by Financing Activities        542,304      (1,548,439)      7,394,870
                                                    -----------     -----------     -----------

The accompanying notes are an integral part of the financial statements.

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)


NOTE 1 -          Basis of Presentation
                  ---------------------

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

NOTE 2 -          Cash and Cash Equivalents
                  -------------------------

                  Cash and cash equivalents are summarized as follows:                SEPTEMBER 30,     MARCH 31,
                                                                                          1996            1996
                                                                                      -------------   ------------
                            Cash in Banks                                             $           -   $    248,457
                            Money Market Funds                                                  475            590
                                                                                      -------------   ------------
                                                                                      $         475   $    249,047
                                                                                      =============   ============

NOTE 3 -          Property and Equipment
                  ----------------------

                  Property and equipment is summarized as follows:

                            Furniture, Fixtures and Equipment                         $     286,330   $    268,182
                            Test Equipment                                                  489,416        386,909
                            Leasehold Improvements                                          208,822        208,822
                                                                                      -------------   ------------
                                                                                            984,568        863,913
                            Less:  Accumulated Depreciation                                 452,254        380,874
                                                                                      -------------   ------------
                                                                                      $     532,314   $    483,039
                                                                                      =============   ============

NOTE 4 -          Notes Receivable/Payable - Parent
                  ---------------------------------

                  Notes Receivable - Parent represented demand loans made to Substance Abuse Technologies, Inc., formerly U.S. Alcohol Testing of America, Inc. (the "Parent" or "SAT"), which were due on or before December 31, 1996. The notes bore monthly interest at the rate of 8% per annum. The notes were secured by the Parent's shares in the Company. The Parent repaid these loans in full during the quarter ended September 30, 1996.

                  Notes Payable - Parent represent loans made to the Company by its Parent. The Parent has agreed to advance to the Company $1,000,000 to fund continuing research and development. The $1,000,000 loan will bear interest at 8% and have a due date of December 31, 1996. At September 30, 1996, $278,892 of the $1,000,000 commitment had been advanced to the Company.

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)


NOTE 5 -          Long-Term Debt
                  --------------

                  Long-term debt is summarized as follows:                         SEPTEMBER 30      MARCH 31
                                                                                       1996            1996
                                                                                   ------------    -----------
                       Capitalized lease obligations secured by certain
                          equipment, payable in installments of $2,496 and $434
                          monthly, and due from
                          November 1996 to November 1997                           $     5,415     $    24,298

                       Less:  Current Portion                                            4,567          21,059
                                                                                   -----------     -----------
                                                                                   $       848     $     3,239
                                                                                   ===========     ===========

NOTE 6 -          Commitments and Contingencies
                  -----------------------------

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

NOTE 7 -          Registration Statement
                  ----------------------

                  During May 1996, SAT filed a Registration Statement on Form S-4 under the Securities Act of 1993, as amended, in an attempt, through a consent solicitation, to acquire the common stock of the Company owned by the minority interest and thereby own 100% of the Company's common stock. There can be no assurance that such solicitation will be successfully completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     The Company is a development stage enterprise with no earnings history and initially derived its capital resources from unsecured advances provided by its parent company, SAT, a publicly traded company. During October and November 1993, the Company sold 1,721,900 shares of its common stock to the public at $5.00 per share and netted approximately $7,099,000. From the net proceeds of the offering, the Company repaid the advances made by SAT. During the period ended September 30, 1996, the Company had outstanding loans payable to SAT for working capital purposes in the amount of $278,892. These advances are evidenced by notes due December 31, 1996, bearing interest at the rate of 8% per annum at September 30, 1996. SAT has committed to advance $1,000,000 to the Company to fund continuing research and development. As of November 14, 1996, approximately $845,000 has been advanced to the Company by SAT. The Company is dependent on continuing advances from its Parent to continue research, development and ultimate marketing of its products and to fund its working capital requirements for the next twelve months. There are presently no unfunded commitments for capital expenditures.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 as Compared with Three Months Ended September 30, 1995

     During the three months ended September 30, 1996, the Company spent $540,000 on research and development as compared with $221,000 in the same three months of fiscal 1995. The increase of $319,000 represented accelerated research on the saliva drug testing project. General and administrative expenses decreased $30,000, from $86,000 to $56,000, due to expense reductions.

     Other income (expense) was net income of approximately $1,000 in fiscal 1996 as compared with net expense of $107,000 in the prior fiscal year. The prior year net expense was primarily a net loss of $173,000 on the sale of the Company's investment in REMIC bonds, partially offset by interest income of $65,000.

Six Months Ended September 30, 1996 as Compared with Six Months Ended September 30, 1995

     During the six months ended September 30, 1996, the Company spent $702,000 on research and development as compared with $408,000 in the first six months of fiscal 1996. This increase of $294,000 reflected accelerated research on the saliva drug testing project. General and administrative expenses totaled $129,000 in the first six months of fiscal 1997 as compared with $161,000 for the prior year.

     Since inception, the Company has spent $3,300,000 on research and development and an additional $2,100,000 on general and administrative expenses.

     The Company is currently conducting a feasibility study as to the saliva based drug testing products currently under development. Assuming the study indicates that the Company should proceed, the Company estimates that it will be at least fifteen months before the drug project will be submitted to the Food and Drug Administration. There can be no assurance that the Company will successfully complete its development program on a timely basis, that it will thereafter obtain the necessary governmental approval or that marketing will start when contemplated.

                                    PART ll
                               OTHER INFORMATION

ITEM 1          Legal Proceedings

                There are no known legal proceedings pending against the Company.

ITEM 2          Changes in Securities

                There have been no changes in securities of the Company during the period covered by this Report.

ITEM 3          Defaults Upon Senior Securities

                None

ITEM 4          Submission of Matters for a Vote of Security Holders

                There was no matter submitted to a stockholders vote during the period covered by this Report.

ITEM 5          Other Information.

                Not applicable.

ITEM 6          Exhibits and Reports on Form 8-K

                (a) Exhibits

                    27.1 Financial Data Schedule

                (b) Reports on Form 8-K

                    A Current Report on Form 8-K reporting Item 4 (Changes in Registrant's Certifying Accountant) was filed on September 18, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Ace of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            U.S. DRUG TESTING, INC.
                                                  Registrant


                                       BY: /s/ Linda H. Masterson
                                          --------------------------------------
                                               Linda H. Masterson
                                                President


Date: November 19, 1996                BY: /s/ Dennis A. Wittman
                                          --------------------------------------
                                               Dennis A. Wittman
                                                Vice President, Finance and
                                                Chief Financial Officer