Form 10-Q
period 1996-12-31
U S DRUG TESTING INC
filed 1997-02-14
CIK 910523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED      DECEMBER 31, 1996
                               -------------------------------------------------

COMMISSION FILE NUMBER:     1-123620

                             U.S. DRUG TESTING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                            #33-0539168
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

    4517 N.W. 31ST AVENUE, FT. LAUDERDALE, FLORIDA               33309
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

            (954) 739-9600
--------------------------------------------------------------------------------
Registrant's Telephone Number, Including Area Code

10410 TRADEMARK STREET, RANCHO CUCAMONGA, CALIFORNIA 91730
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of February 10, 1997 - Common Stock, $.001 Par Value   5,221,900

                                     PART I
                             FINANCIAL INFORMATION


                             U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                     ASSETS
                                                                             DECEMBER 31
                                                                                1996          MARCH 31
                                                                             (UNAUDITED)        1996
                                                                           ---------------  -------------
Current Assets:
Cash and Cash Equivalents ................................................   $         -       $249,047
Prepaid Expenses and Other Current Assets ................................       155,597        120,802
Note Receivable - Parent .................................................            --        282,295
                                                                             -----------    -----------
Total Current Assets .....................................................       155,597        652,144

Property and Equipment (Net of Accumulated Depreciation
  of $442,586 at December 31, 1996 and $380,874 at
  March 31, 1996) ........................................................       505,506        483,039

Patents and Other Assets, Net of Cumulative Amortization .................        40,476         40,207
                                                                             -----------    -----------

Total Assets .............................................................   $   701,579    $ 1,175,390
                                                                             ===========    ===========


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Note Payable - Parent ..................................................   $ 1,200,823    $        --
  Accounts Payable .......................................................       255,769         71,285
  Accrued Expenses .......................................................        16,015         22,920
  Current Portion of Long-Term Debt ......................................         3,265         21,059
                                                                             -----------    -----------
Total Current Liabilities ................................................     1,475,872        115,264

Long-Term Debt - Net of Current Portion ..................................           848          3,239
                                                                             -----------    -----------

Total Liabilities ........................................................     1,476,720        118,503

Commitments and Contingencies ............................................            --             --

Stockholders' Equity:
  Common Stock, $.001 Par Value, 50,000,000 Shares
    Authorized, Issued and Outstanding 5,221,900 Shares
    at December 31 and March 31, 1996 ....................................         5,222          5,222
Additional Paid-In Capital ...............................................     7,542,401      7,542,401
Deficit Accumulated in the Development Stage .............................    (8,322,764)    (6,490,736)
                                                                             -----------    -----------
Total Stockholders' Equity (Deficit) .....................................      (775,141)     1,056,887
                                                                             -----------    -----------

Total Liabilities and Stockholders' Equity ...............................   $   701,579    $ 1,175,390
                                                                             ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                                      CUMULATIVE
                                                                                                        FROM
                                                    FOR THE                    FOR THE            OCTOBER 8, 1992
                                               THREE MONTHS ENDED          NINE MONTHS ENDED         (INCEPTION)
                                                  DECEMBER 31                 DECEMBER 31                TO
                                        -----------------------------  --------------------------    DECEMBER 31,
                                             1996           1995          1996           1995           1996
                                        -----------    -----------    -----------    -----------    -----------
Revenues: ...........................   $        --    $        --    $        --    $        --    $        --

Costs and Expenses:
  General and Administrative Expenses        19,792        105,704        148,386        266,623      2,166,268
  Research and Development ..........       494,372        274,356      1,196,784        682,551      3,753,204
  Depreciation and Amortization .....        49,234         37,379        121,266        110,276        537,290
  Interest Expense - Parent .........        17,823             --         19,670             --         57,835
  Management Fees - Parent ..........       105,000        105,000        315,000        315,000      1,575,000
  Interest Expense ..................         1,041          2,450          2,544         70,786        115,066
                                        -----------    -----------    -----------    -----------    -----------

Total Costs and Expenses ............       687,262        524,889      1,803,650      1,445,236      8,204,663
                                        -----------    -----------    -----------    -----------    -----------

Loss from Operations ................      (687,262)      (524,889)    (1,803,650)    (1,445,236)    (8,204,663)

Other Income (Expense) ..............       (33,905)        22,104        (28,378)       250,847       (118,103)
                                        -----------    -----------    -----------    -----------    -----------

Net Loss ............................   $  (721,167)   $  (502,785)   $(1,832,028)   $(1,194,389)   $(8,322,766)
                                        ===========    ===========    ===========    ===========    ===========

Weighted Average Common Shares
  Outstanding .......................     5,221,900      5,221,900      5,221,900      5,221,900
                                        ===========    ===========    ===========    ===========

Net Loss Per Common Share ...........   $     (0.14)   $     (0.10)   $     (0.35)   $     (0.23)
                                        ===========    ===========    ===========    ===========



    The accompanying notes are an integral part of the financial statements.

                             U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 CUMULATIVE
                                                                                    FROM
                                                                               OCTOBER 8, 1992
                                                    FOR THE NINE MONTHS ENDED   (INCEPTION) TO
                                                           DECEMBER 31,          DECEMBER 31,
                                                       1996           1995           1996
                                                   -----------    -----------    -----------

Cash Flow From Operating Activities:
  Net Loss .....................................   $(1,832,028)   $(1,194,389)   $(8,322,764)

Adjustments to Reconcile Net Loss to Net Cash
  Used by Operating Activities:
    Depreciation and Amortization ..............       121,266        110,276        537,290
    Disposal of Property and Equipment .........        41,873             --         67,348
    Realized Gain on Marketable Securities .....            --        627,512        627,512
    Unrealized Loss on Marketable Securities ...            --       (703,953)            --
    Amortization of Bond Discount ..............            --           (779)        (4,855)
Changes in Operating Assets and Liabilities:
  (Increase) Decrease Prepaid Expenses and Other
     Current Assets ............................       (34,795)       (93,648)      (155,597)
  (Increase) Decrease in Other Assets ..........            --             --         (4,993)
  Increase (Decrease) in Accounts Payable ......       184,484         33,895        255,769
  Increase (Decrease) in Accrued Expenses ......        (6,905)        (6,966)        16,015
                                                   -----------    -----------    -----------
Net Cash Used by Operating Activities ..........    (1,526,105)    (1,228,052)    (6,984,275)
                                                   -----------    -----------    -----------

Cash Flow From Investing Activities:
  Sale of Marketable Securities ................            --      3,285,625      3,285,625
  Purchases of Marketable Securities ...........            --             --     (3,908,281)
  Purchases of Property and Equipment ..........      (184,629)       (39,601)      (669,486)
  Patent Costs .................................        (1,246)            --        (39,082)
                                                   -----------    -----------    -----------
Net Cash Provided (Used) by Investing Activities      (185,875)     3,246,024     (1,331,224)
                                                   -----------    -----------    -----------

Cash Flow from Financing Activities:
  Sales of Common Stock ........................            --             --      8,621,226
  Expenses of Stock Offering ...................            --             --     (1,510,663)
  Advances on Note Receivable - Parent .........            --     (1,428,538)    (1,917,057)
  Collection on Note Receivable - Parent .......       282,295             --      1,917,057
  Proceeds from Loan Payable - Parent ..........     1,200,823      1,000,000      2,500,605
  Payment of Loan Payable - Parent .............            --             --     (1,299,782)
  Proceeds from Capital Leases .................            --             --        101,572
  Payments of Capital Leases ...................       (20,185)       (23,398)       (97,459)
  Proceeds from Brokerage Loan Payable .........            --      1,000,000      2,674,683
  Payments of Brokerage Loan Payable ...........            --     (2,569,592)    (2,674,683)
                                                   -----------    -----------    -----------
Net Cash Provided (Used) by Financing Activities     1,462,933     (2,021,528)     8,315,499
                                                   -----------    -----------    -----------



 The accompanying notes are an integral part of the financial statements.

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                  (CONTINUED)

                                                                                        Cumulative
                                                                                           From
                                                                                       October 8, 1992
                                                            For the Nine Months Ended  (Inception) to
                                                                    December 31         December 31,
                                                                1996         1995          1996
                                                             ---------    ----------     ---------

Increase (Decrease) in Cash and Cash Equivalents .            (249,047)       (3,556)            -

Cash and Cash Equivalents - Beginning of Period ..             249,047        49,368             -
                                                             ---------    ----------     ---------

Cash and Cash Equivalents - End of Period ........           $       -    $   45,812     $       -
                                                             =========    ==========     =========


Supplemental Disclosure of Cash Information:
  Cash Paid for Interest .........................           $   2,544    $   70,786     $ 152,190
                                                             =========    ==========     =========


Income Taxes Paid ................................           $       -    $        -     $       -
                                                             =========    ==========     =========


Non-cash Financing Activities:
  Value of Common Stock Issued for the Transfer of
      Assets at Carrying Value from Parent .......           $       -    $       -      $ 437,060
                                                             =========    ==========     =========



    The accompanying notes are an integral part of the financial statements.

                             U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                   (UNAUDITED)





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

NOTE 2 -          Cash and Cash Equivalents

                  Cash and cash equivalents are summarized as follows:

                                                                               DECEMBER 31,      MARCH 31,
                                                                                   1996            1996
                                                                               ------------      ---------

                  Cash in Banks .........................................         $     -        $248,457
                  Money Market Funds ....................................               -             590
                                                                                  -------        --------
                                                                                  $     -        $249,047
                                                                                  =======        ========

NOTE 3 -          Property and Equipment

                  Property and equipment is summarized as follows:

                                                                 DECEMBER 31,      MARCH 31,
                                                                     1996             1996
                                                                 -----------      -----------
                          Furniture, Fixtures and Equipment ....   $207,462         $268,182
                          Test Equipment .......................    531,808          386,909
                          Leasehold Improvements ...............    208,822          208,822
                                                                   --------          --------
                                                                    948,092          863,913
                          Less:  Accumulated Depreciation ......    442,586          380,874
                                                                   --------          --------
                                                                   $505,506         $483,039
                                                                   ========          ========

NOTE 4 -          Note Receivable/Payable - Parent

                  Note Receivable - Parent represented a demand loan made to Substance Abuse Technologies, Inc., formerly U.S. Alcohol Testing of America, Inc. (the "Parent" or "SAT"), a publicly traded company, which was due on or before December 31, 1996. The note bore monthly interest at the rate of 8% per annum. The note was secured by the Parent's shares in the Company. The Parent repaid the loan in full during the quarter ended September 30, 1996.

                  Note Payable - Parent represents a loan made to the Company by its Parent. The Parent has agreed to advance to the Company $1,500,000 to fund continuing research and development. The $1,500,000 loan will bear interest at 8% and will be due after the results of the consent solicitation for the proposed acquisition of U.S. Drug shares owned by the minority interest are known. See Note 7. At December 31, 1996, $1,200,823 of the $1,500,000 commitment had been advanced to the Company.

                             U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                   (UNAUDITED)



NOTE 5 -         Long-Term Debt

                 Long-term debt is summarized as follows:          DECEMBER 31   MARCH 31
                                                                       1996        1996
                                                                     -------    ---------

                     Capitalized lease obligations secured by
                        certain equipment, payable in installments
                        of $434 monthly, and due November 1997 ...   $ 4,113      $24,298

                     Less:  Current Portion ......................     3,265       21,059
                                                                     -------      -------
                                                                     $   848      $ 3,239
                                                                     =======      =======


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     The Company is a development stage enterprise with no earnings history and initially derived its capital resources from unsecured advances provided by SAT. During October and November 1993, the Company sold 1,721,900 shares of its common stock to the public at $5.00 per share and netted approximately $7,099,000. From the net proceeds of the offering, the Company repaid the advances made by SAT.

     During the period ended December 31, 1996, the Company had outstanding loans in the amount of $1,200,822 payable to the Parent to fund continuing research and development. These advances are evidenced by notes due after the results of the consent solicitation for the proposed acquisition of the U.S. Drug shares owned by its minority interest are known. These advances bear interest at the rate of 8% per annum at December 31, 1996. SAT has committed to advance a total of $1,500,000 to the Company to fund continuing research and development. The Company is dependent on continuing advances from its Parent to continue the research, development and ultimate marketing of its products and to fund its working capital requirements for the next twelve months.

     The Company completed a feasibility study in November 1996 as to the saliva based drug testing products and made a decision to proceed with development. The Company estimates that it will be approximately two years before the drug testing products will be available for marketing. There can be no assurance that the Company will successfully complete its development program on a timely basis, that it will thereafter obtain the necessary governmental approval or that marketing will start when contemplated.

     U.S. Drug will require approximately $10,000,000, in addition to the approximately $8,300,000 already expended, to complete development of a saliva based testing products. Although U.S. Drug management believes that its parent, SAT, can raise the necessary funds to complete this project, failure to raise the funds will result in cessation of operations of U.S. Drug because it has no other product to market or service to furnish.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 as Compared with Three Months Ended December 31, 1995

     General and administrative expenses for the quarter ended December 31, 1996 were $20,000 as compared with $106,000 in the same period of the prior year; a decrease of $86,000 or 81%. Major components of the decrease in general and administrative expenses are a decrease in professional fees of $26,000, printing expenses of $9,000 and outside services of $10,000.

     During the quarter ended December 31, 1996, the Company spent $494,000 on research and development as compared with $274,000 in the prior year; an increase of $220,000 or 80%. The increase reflects accelerated research on the saliva drug testing project.

     Depreciation expense for the quarter ended December 31, 1996 was $49,000 as compared with $37,000 in the same period of the prior year, reflecting increased investment in fixed assets. Management fees paid to SAT were $105,000 in the quarter ended December 31, 1996 of both the current and prior years.

     Interest expense in the quarter ended December 31, 1996 was $1,000 as compared with $2,400 in the same period of the prior year.

     Other income and expenses was a net other expense of $34,000 in the quarter ended December 31, 1996 as compared with a net other income of $22,000 in the same period of the prior year. Current year other expenses was due to a loss on disposal of equipment. Prior year other income was primarily interest income on a loan to the Parent of $12,000.

Nine Months Ended December 31, 1996 as Compared with Nine Months Ended December 31, 1995

     General and administrative expenses for the nine months ended December 31, 1996 was $148,000 as compared with $266,000 in the same period of the prior year, a decrease of $118,000 or 44%, reflecting reduced expenditures, primarily reductions in professional fees, outside services and printing. During fiscal year 1997, costs previously charged to general and administrative in fiscal year 1996 which were directly related to product development have been classified accordingly, primarily royalty expenses, facility expenses and research-related travel.

     During the nine months ended December 31, 1996, the Company spent $1,197,000 on research and development as compared with $683,000 in the prior year, an increase of $514,000 or 75%. The increase reflected a significant acceleration of spending on research and development of the saliva drug testing project.

     Depreciation expense for the nine months ended December 31, 1996 was $121,000 as compared with $110,000 in the same period of the prior year, reflecting an increased investment in fixed assets. Management fees paid to SAT were $315,000 in the nine months ended December 31 of both the current and prior years.

     Interest expense in the nine months ended December 31, 1996 was $2,500 as compared with $71,000 in the same period of the prior year. The prior year expense was the result of interest on broker margin loans secured by REMIC bonds owned by the Company. The REMIC bonds were sold in the quarter ended September 30, 1995.

     Other income and expenses was a net expense of $28,000 in the current year as compared with net other income of $251,000 in the same period of the prior year. Current year net other expense is primarily due to a loss on disposal of an asset. Prior year other income includes interest income generated by the REMIC bonds of $104,000, unrealized gain on marketable securities of $704,000 less realized losses of $627,000, and interest income from loans to SAT of $70,000.

     Since inception the Company has spent $3,753,000 on research and development and an additional $2,166,000 on general and administrative expenses.

                                    PART II
                               OTHER INFORMATION


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

                None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Ace of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                             U.S. DRUG TESTING, INC.
                                                        Registrant


Date:       February 14, 1997            BY: /s/ Linda H. Masterson
      ----------------------------           -----------------------------------
                                             Linda H. Masterson
                                             President


Date:      February 14, 1997            BY:  /s/ Dennis A. Wittman
      ---------------------------            -----------------------------------
                                             Dennis A. Wittman
                                             Vice President, Finance and
                                               Chief Financial Officer