Form 10-K/A
period 1996-03-31
U S DRUG TESTING INC
filed 1997-04-15
CIK 910523

<PAGE 1>

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the fiscal year ended March 31, 1996
                       Commission File No. 1-12362

                         U.S. DRUG TESTING, INC.
       ------------------------------------------------------
       (Exact name of Registrant as specified in its charter)


Delaware				                                	33-0539168
--------                                     ----------------
(State or other jurisdiction of	     			     (I.R.S. Employer
incorporation organization)				              I.D. Number)

10410 Trademark Street
Rancho Cucamonga, California			               91730
----------------------------                  ----------
(Address of principal executive offices)		   	(Zip Code)

Registrant's telephone number
including area code:				                      (909) 466-8378

Securities registered pursuant to
Section 12 (b) of the Act			                  Common Stock, $.001 par value

Securities registered pursuant to
Section 12 (g) of the Act:				                None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes            X            				No
              ---                            ---
Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

As of June 13, 1996, there were 5,221,900 shares of the Common
Stock outstanding.

The Registrant has only one class of voting stock, the Common
Stock. As of June 13, 1996, the aggregate market value of the Common Stock held by non-affiliates was $6,026.650 based upon the closing sale price of such stock on that date.

<PAGE 2>

Item 11.	Executive Compensation

Summary Compensation Table

	The following table provides certain summary information concerning compensation paid or accrued by the Company to the sole executive officer of the Company whose total annual salary and bonus exceeded $100,000 during fiscal 1996. During fiscal 1996, the Company did not pay any compensation to its then Chief Executive Officer.



                        Annual Compensation                    Long Term Compensation
                   ----------------------------------       -------------------------
     		     	                                  Other	    	  Securities      All
Name and				       	                           Annual       Underlying      Other
Principal				                      	           Compen-    	 Options      Compensation
Position 		        Year	  Salary     	Bonus    sation       -------------------------
--------           ----   ------      -----    ------
Douglas G. Allen	  1996   $178,036	   $ -	       -		        $  -			          -
President          1995   $151,154    12,500     -           30,000          -
              			  1994	  $150,769    10,000     -             -		           -


Option/SAR Grant's in Last Fiscal Year

	There were no grants of stock options or stock appreciation rights in fiscal 1996. There have been stock appreciation rights granted in the Company.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal
Year -End Option/SAR Values


                                                  Number of
                                                  Securities            Value of
                                                  Underlying            Unexercised
                                                  Unexercised           in-the-Money
                                                  Options/SAR's         Options/SAR's
                                                  at Fiscal Year-End    at Fiscal Year-
                   Shares        Value                 (#)              End
                   Acquired on   Realized         Exercisable/          Exercisable/
Name               Exercise      ($)              Unexercisable         Unexercisable
----               -----------   --------         -------------         -------------
James C. Witham,     0            0               30,000/0              0/0
Chief Executive
Officer (1)

Douglas G. Allen      0           0               50,000/0              0/0
President

_________________

1.  Mr. Witham was the Chairman of the Board and Chief Executive
Officer of the Company as of March 31, 1996. He resigned as an officer and a director on May 31, 1996.


<PAGE 3>

Report Repricing of Options/SAR's

	There was no repricing of options or stock appreciation rights during fiscal 1996.

Other Compensation

	The Company currently has no pension plan in effect and has in effect no stock option plan, no restricted stock plan, no stock appreciation rights nor any other long-term incentive plan under which grants or allocations may be made in fiscal 1997 or thereafter.

Director Compensation

	The Company has a policy to pay each director who is not a compensated officer of the Company $1,000 for each Board meeting attended.

Employment Contracts

	Douglas G. Allen was employed under a three-year agreement through February 1996 at a base annual salary which was $160,000 for the final year. At the conclusion of the contract period, Mr. Allen's employment was continued without benefit of new contract at an annual salary of $170,000. As additional consideration he has received warrants expiring February 28, 1998 and February 29, 1999 to purchase 10,000 and 20,000 shares, respectively, of the USAT Common Stock exercisable at $1.63 per share, which exercise price was the fair market value on the date of exercise. These warrants were exercised in May 1996. Mr. Allen also receives a monthly automobile allowance. The employment arrangement is terminable upon 45 days' notice and will be terminated effective July 31, 1996. He will be succeeded by Linda H. Masterson, currently a director of the Company and an executive officer and director of USAT.

	Clifford D. Bennett was employed under a three-year agreement that expired in September 1995. During his employment, he was granted warrants expiring May 1, 1998 to purchase 5,000 shares of the USAT Common Stock at $2.19 per share and 7,500 shares of the USAT Common Stock at $2.50 per share. Both of these exercise prices were equal to the fair market value of the USAT Common Stock on the respective date of grant.

<PAGE 4>

                         SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 1997.


                                  							U.S. DRUG TESTING, INC.
                                  							(Registrant)



                                         	By: /s/Robert Stutman
                                              -----------------------
                                              Robert Stutman
                                 							      Chairman and Chief
                                              Executive Officer


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on April
15, 1997.


Signature                                       Title
---------                                       -----


/s/Robert Stutman                            Principle Executive Officer
-----------------------------                and Director
Robert Stutman


/s/Robert Muccini                            Principle Financial and
-----------------------------                Accounting Officer
Robert Muccini


/s/Linda H. Masterson                        Director
-----------------------------
Linda H. Masterson


/s/Michael S. McCord                         Director
-----------------------------
Michael S. McCord