Form 10-Q/A
period 1996-06-30
U S DRUG TESTING INC
filed 1997-04-15
CIK 910523

<PAGE 1>

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITES EXCHANGE AT OF 1934

For the quarterly period ended     June 30, 1996
                               -----------------------------------------


Commission File Number:     1-123620
                       -------------------------------------------------


                     U.S. DRUG TESTING, INC.
------------------------------------------------------------------------
        (Exact Name of registrant as specified in its charter)

      DELAWARE                          #33-0539168
------------------------------------------------------------------------
(State or other jurisdiction of				     (I.R.S. Employer
incorporation or organization)			       Identification Number)

   4517 N.W. 31ST AVENUE, FT. LAUDERDALE, FLORIDA       33309
------------------------------------------------------------------------
   (Address of Principal Executive Offices)				        (Zip Code)

 10410 TRADEMARK STREET, RANCHO CUCAMONGA, CALIFORNIA 91730
------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

As of August 1, 1996 - Common Stock, $.001 Par Value, 5,221,90

<PAGE 2>

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

	The Company is a development stage enterprise with no earnings history and initially derived its capital resources from unsecured advances provided by its parent company, USAT, a publicly traded company. During October and November 1993, the Company sold 1,721,900 shares of its common stock to the public at $5.00 per share and netted approximately $7,099,000. From the net proceeds of the offering, the Company repaid the advances made by USAT. During the period ended June 30,1996, the Company had outstanding loans receivable from its parent company for working capital purposes in the amount of $161,343. These advances are evidenced by notes due December 31, 1996, bearing interest at the rate of 8% per annum at June 30, 1996 and secured by USAT's shares in the Company. USAT has agreed to repay these loans by August 31, 1996 and has committed to advance $500,000 to the Company to fund continuing research and development. The Company is dependent on continuing advances from its parent company to continue the research, development and ultimate marketing of its products and to fund its working capital requirements for the next 12 months. There are presently no unfunded commitments for capital expenditures.

	The Company is currently conducting a feasibility study as to the saliva based drug testing products currently under development. The Company expects to complete the feasibility study by November 1996 at the cost of $1.2 million during the July 1996 to November 1996 period. Assuming the study indicates that the Company should proceed, the Company estimates that it will be approximately two years before the drug testing products will be available for marketing. There can be no assurance that the Company will successfully complete its

<PAGE 3>

development program on a timely basis, that it will thereafter obtain the necessary governmental approval or that marketing will start when contemplated.

	U.S. Drug will require approximately $10,000,000, in addition to the approximately $6,800,000 already expended, to complete development of a saliva based testing product. Although U.S. Drug management believes that its parent company, USAT, can raise the necessary funds to complete this project, failure to raise the funds will result in the cessation of operations of U.S. Drug because it has no other product to market or service to furnish.

Results of Operations
---------------------

	During the quarter ended June 30, 1996, the Company spent $163,000 on research and development as compared with $187,000 in the prior year, a decrease of $24,000 or 13%. The decrease reflects the timing of expenses over a short period and not a slow down in the project.

	General and administrative expense for the quarter ended
June 30, 1996 was $72,000 as compared with $75,000 in the same period of the prior year, a decrease of $3,000 or 4%.

	Depreciation expense for the quarter ended June 30, 1996 was $20,000 as compared with $31,000 in the same period of the prior year. Management fees paid to the parent company, USAT, were $105,000 in the quarter ended June 30 of both the current and prior years.

	Interest expense in the quarter ended June 30, 1996 was $400 as compared with $43,000 in the same period of the prior year.
The prior year expense was the result of interest on broker margin loans secured by REMIC bond owned by the Company. The
REMIC bonds were sold in the quarter ended September 30, 1995.

	Other income was $4,000 in the quarter ended June 30, 1996 as compared with $336,000 in the same period of the prior year.
Prior year other income includes interest income generated

<PAGE 4>

by the REMIC bonds of $75,000, unrealized gain on marketable securities of $249,000 and interest income from loans to the parent company, USAT, of $12,000.

	Since inception the Company has spent $2,719,197 on research and development and an additional $2,089,860 on general and administrative expenses.

<PAGE 5>

                           SIGNATURES
                           ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                          								U.S. DRUG TESTING, INC.
									                                Registrant


Date:  April 15, 1997
                                	BY: /s/ Robert Stutman
                                    __________________________________
						                              Robert Stutman, Chief Executive Officer



Date:  April 15, 1997
                                	BY: /s/ Robert Muccini
                                    __________________________________
                       								     Robert Muccini, Vice President - Finance
							                             and Chief Financial Officer