Form 10-K
period 1997-03-31
U S DRUG TESTING INC
filed 1997-07-15
CIK 910523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                 FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                                 COMMISSION FILE NO. 1-12362

                            U.S. DRUG TESTING, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      33-0539168
       (State or other jurisdiction of                        (I.R.S. Employer
         incorporation organization)                            I.D. Number)

            10410 TRADEMARK STREET
         RANCHO CUCAMONGA, CALIFORNIA                              91730
   (Address of principal executive offices)                      (Zip Code)

               REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:
                                 (909) 466-8378
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:
                         Common Stock, $.001 par value
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

     As of June 30, 1997, there were 6,990,103 shares of the Common Stock outstanding.

     The Registrant has only one class of voting stock, the Common Stock. As of June 30, 1997, the aggregate market value of the Common Stock held by non-affiliates was $2,818,800 based upon the closing sale price of such stock on May 12, 1997, the last date for which a market price was reported.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     U.S. Drug Testing, Inc. ("U.S. Drug") was incorporated on October 8, 1992 under the laws of the State of Delaware as a wholly-owned subsidiary of Substance Abuse Technologies, Inc. ("SAT"). The Common Stock, $.01 par value of SAT (the "SAT Common Stock") is currently traded on the American Stock Exchange. Effective as of January 1, 1993, SAT sublicensed or transferred to U.S. Drug certain rights or assets to develop drug testing products in exchange for 3,500,000 shares of U.S. Drug's Common Stock, $.001 par value (the "U.S. Drug Common Stock"). In October and November 1993, U.S. Drug had a public offering of the U.S. Drug Common Stock in which an aggregate of 1,721,900 shares were sold. As of June 30, 1997, SAT owned 5,268,203 shares of the U.S. Drug Common Stock or 75.4% of the 6,990,103 outstanding shares of the U.S. Drug Common Stock.

     U.S. Drug has not produced any revenues through March 31, 1997 because its products are still in the developmental stage. U.S. Drug is developing proprietary systems that will test for drug use, specifically the following five commonly used drugs of abuse: cocaine, opiates (heroin, morphine and codeine), phencyclidine hydrochloride (PCP), amphetamines (including methamphetamines), and tetrahydrocannabinol (THC, marijuana) (collectively the "Drugs of Abuse"). As indicated below, U.S. Drug's first efforts were to develop a device to test for the Drugs of Abuse using urine as the test medium; however, based on its review of the potential market in 1995, U.S. Drug decided to develop a saliva medium testing product first. In late 1996, it expanded the development program to ascertain if the device would also test for the presence of alcohol.

     In January 1992, the United States Navy ("USN") and SAT signed a ten-year license agreement (the "License Agreement") covering the exclusive use by SAT of the USN's technology for the five Drugs of Abuse and any other drugs that might be added to the National Institute of Drug Abuse ("NIDA") list of drugs of abuse. By an amendment dated March 15, 1994, the scope of the License Agreement was broadened to permit SAT to use the technology for testing for methadone, benzodiazapines, barbituates, propoxyphene, tricyclic antidepressants and anabolic steroids. Except as set forth in the two preceding sentences, SAT under the License Agreement cannot use the USN technology to test for other substances. By an amendment dated June 16, 1995, the term of the exclusive right under the License Agreement was extended to terminate ten years from June 27, 1995 and SAT has a nonexclusive right to use the technology thereafter for the balance of the patent term, unless the License Agreement is terminated sooner because of SAT's default. By letter dated May 15, 1995, the USN notified SAT that, because the expiration date of the USN patent had been extended to February 23, 2010 under the GATT/WTO treaty, the expiration date of the License Agreement was extended to February 23, 2010. See the section "Material
Contracts -- License Agreement" under this caption "Business." U.S. Drug's line of products under development are based on its sublicense from SAT for Drug of Abuse detection utilizing the USN patent for flow immunosensor technology. Because the USN refused to grant a novation to U.S. Drug of the License Agreement as requested, the USN looks to SAT, not U.S. Drug, for performance thereunder. In the event of a default under the sublicense, all rights would revert to SAT. U.S. Drug is developing its own proprietary "Immunoassay Chemistry" for these five drugs which will work with the USN-developed technology.

     U.S. Drug has received six approvals from the Food and Drug Administration (the "FDA") covering its Model 9000 Flow Immunoassay System and the attendant assays for each of the five Drugs of Abuse listed above, using urine as the test medium. However, additional development work is required before the urine based testing product can be marketed. U.S. Drug, based on its review of current market conditions, has decided to defer completion of the calibrators and the other elements required to be completed in order to market the urine medium testing product until it can complete the assays for a saliva medium testing product.

     Until the saliva medium product is submitted to the FDA and marketing has commenced, no revenues from product sales are likely to be produced. U.S. Drug conducted an internal feasibility study as to the product which was completed in November 1996. Based on the results of the feasibility study, U.S. Drug proceeded to the next stage of development. Assuming subsequent success in the remainder of the development program, U.S. Drug currently expects to submit its five-panel screening assay to the FDA in February 1999 at the earliest, but there can be no assurance that such submission will occur by such date or that the product will be successfully developed. SAT commissioned an unaffiliated consulting firm in June 1997 to review the product. The consultant confirmed U.S. Drug's management's belief that the contemplated product could be developed and that once developed there was a significant market therefor, especially with the added alcohol testing capability; however, the consultant estimated that it may take until August 1999 to bring the product to market and, as indicated in the section "Need for Financing" under this caption "Business," at a higher cost than had been estimated by U.S. Drug's management. Once the product is submitted to the FDA, U.S. Drug will be able to market it in the United States for non-medical purposes, such as employment screening and screening by correctional and criminal justice agencies, and in Europe where no FDA approval is required, although U.S. Drug will not be able to commence marketing of the product in medical markets until FDA approval is obtained, which marketing should occur approximately six months to a year later if such approval is obtained. There can be no assurance as to when U.S. Drug will submit such assay to the FDA, if at all, as to when the FDA will give its approval and as to when marketing in either medical or non-medical markets will commence. Management recognizes that, although FDA approval is not required for use of drug testing for non-medical purposes, such as employment screening and screening by correctional and criminal justice agencies, FDA approval of the product will assist U.S. Drug's marketing in the United States to such customers. Marketing plans are in the process of being developed.

     U.S. Drug's screening tests are to be performed on a non-evidentiary basis. If a Drug of Abuse is detected in the screening test, the sample will be forwarded to a laboratory, where an expensive confirmatory analysis will be performed. Usually gas chromatography/mass spectrometry ("GC/MS") is employed for the evidentiary test. U.S. Drug's marketing analysis has indicated a greater market potential for a saliva sample portable testing instrument for Drugs of Abuse by law enforcement agencies, correctional facilities, hospitals and other medical facilities than a urine sample instrument. However, because of the expected limited life cycle of a saliva specimen, the use of this product in other potential markets may be limited. Currently, to U.S. Drug's knowledge no competitor is currently offering a saliva sample testing product on an "on site" basis. However, management has been advised that two or more companies may have such product under development. There can be no assurance that a competitor will not begin to offer such a product in the future, whether before or after U.S. Drug completes its research and development. See the section "Competition" under this caption "Business."

     SAT will seek to acquire the minority stock interests in U.S. Drug by an offer of shares of the SAT Common Stock to the minority stockholders of U.S. Drug (the "U.S. Drug Minority Stockholders") as consideration for their consent to a merger (the "U.S. Drug Merger") of U.S. Drug with and into U.S. Drug Acquisition Corp. ("U.S. Drug Acquisition"), a Delaware corporation and wholly-owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger dated as of February 17, 1997 (the "U.S. Drug Merger Agreement") among SAT, U.S. Drug and U.S. Drug Acquisition. Such consent will be sought from the U.S. Drug Minority Stockholders pursuant to Section 228 of the General Corporation Law of the State of Delaware (the "GCL") in lieu of holding a meeting of stockholders of U.S. Drug.

     The Company has filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form S-4, File No. 333-4790 (the "U.S. Drug Registration Statement"), under the Securities Act with respect to seeking the consents of the U.S. Drug Minority Stockholders and with respect to the shares of the SAT Common Stock to be issued upon consummation of the U.S. Drug Merger. Amendment No. 2 to the U.S. Drug Registration Statement filed on April 21, 1997 called for SAT to issue 1.62 shares of the SAT Common Stock for each share of the U.S. Drug Common Stock held by a U.S. Drug Minority Stockholder or an aggregate of 2,789,478 shares of the SAT Common Stock for the 1,721,900 shares of the U.S. Drug Common Stock held by the U.S. Drug Minority Stockholders. SAT has delayed filing of Amendment No. 3 in order to receive comments from the Staff of the Securities and Exchange Commission as to Amendment No. 2 and to include, because of the delay in receiving comments, the audited financial statements for fiscal 1997 for SAT and its subsidiaries (including U.S. Drug) and U.S. Drug. The U.S. Drug Registration Statement has not been declared effective under the Securities Act and, accordingly, the Company's offer to the U.S. Drug Minority Stockholders has not commenced as yet. There can be no assurance as to when the U.S. Drug Registration Statement will be declared effective in view of the past delays.

NEED FOR FINANCING

     The latest estimates, both external (by the unaffiliated consultant referred to in the section "General" under this caption "Business") and internal (by U.S. Drug's management), which U.S. Drug's management has are that, to complete the development of a saliva based drug testing product, will require incremental costs ranging from $15,000,000 (internal estimate) to $18,400,000 (external estimate) and that the product is not expected to be launched until some date in the first quarter of 1999 (internal estimate) or August 1999 (external estimate). This contrasts with SAT's previous and publicly announced incremental costs for U.S. Drug (from April 1, 1997) of $10,000,000 to $12,000,000 and a launch date of December 1998. As indicated in the preceding section, the consultant's report in June 1997 confirmed U.S. Drug's management's opinion that the product was developable and had market potential, especially with an added feature of the device also testing for alcohol.

     SAT's management until now believed that the best "partner" for U.S. Drug was SAT, not only because it owned 67.0% (now 75.4%), but because of its related synergistic operations which also would allow SAT and its subsidiaries (including U.S. Drug) to operate while the development program proceeded and because SAT appeared to be the best source for funding. The increase in estimated costs and the further delay in the probable launch date have required SAT's management to re-evaluate the methods of financing and request U.S. Drug management to seek financing in which SAT's securities are not offered. A probable source of such funding for a development stage company such as U.S. Drug is investments by venture capital investors which would result in a substantial dilution of SAT's ownership percentage in U.S. Drug and, if the U.S. Drug Merger is not consummated, that of the U.S. Drug Minority Stockholders' interests. In addition, SAT's management believes that a venture capital investor would prefer to invest in a privately-owned company with an initial public offering as the investor's exit strategy. Consummation of the U.S. Drug Merger would facilitate that possibility.

     U.S. Drug's management has also been requested to explore the possibility of obtaining a strategic partner for U.S. Drug other than SAT. Current SAT and U.S. Drug management have been of the opinion that obtaining one of the major pharmaceutical or medical companies to assist in the product development at this stage of development risked giving confidential data to potential competitors that would not be fully protected by confidentiality agreements and also could result in marketing rights demands that would later reduce the revenues to SAT assuming successful consummation of the development program. Current management also believed that a potential marketing partner could not be obtained on acceptable terms until there was a working prototype for the instrument and the disposables and certain preliminary clinical data is obtained. Current management does not believe that the prototype will be produced until April 1998 at the earliest and that, at that stage of development, the greater part of the estimated development and manufacturing build-out expenses would already have been incurred, making it less beneficial to obtain a development partner at that time. Despite these reservations, continuing management believes that the consultant's report may resolve the concerns of these major companies as to there being no prototype currently available and that U.S. Drug may have to assume the risks of disclosing confidential data rather than not secure adequate financing. U.S. Drug's management will pursue this potential avenue of funding, but does not currently rate U.S. Drug's chances of succeeding in a timely manner as high as those with venture capital investors or some other equity investor. There can be no assurance that U.S. Drug will be successful in securing financing, whether through a venture capital investor or otherwise, in which event a decision would have to be made as to whether SAT would seek the additional funds through sales of its own securities or U.S. Drug will have to suspend its development program until funds became available, as to which there can be no assurance. SAT's new investment bankers, L.H. Friend, Weinress, Frankson & Presson, Inc. and Sutro & Co., Inc., have advised SAT's management that it would be difficult to finance both the proposed acquisitions of third party administration companies for the Employer Service Division of SAT and the research and development program of U.S. Drug.

     To facilitate the possibility of U.S. Drug obtaining financing, SAT's Board has requested that U.S. Drug study the feasibility of terminating certain of the interlocking relationships between SAT and U.S. Drug and consider such actions as (1) U.S. Drug building up a separate management team (Linda H. Masterson resigned as the President of SAT to become the Chief Executive Officer of U.S. Drug (she was already its President)) and (2) seeking independent directors. There can be no assurance that these objectives will be achieved or, if achieved, that they will facilitate financing.

DRUG TESTING PRODUCTS

     (1) URINE SAMPLE TESTING. U.S. Drug's urine drug testing system can be divided into two parts. The first part is the instrument into which the sample is placed. The second part consists of the replaceable columns which will test for the five Drugs of Abuse. The columns are easily replaceable by non-technical personnel and, depending on a number of factors, are generally expected to have a life of 50 to 75 tests.

     FLOW IMMUNOASSAY SYSTEM. U.S. Drug's initial instrument system was the Model 9000, which received marketing approval from the FDA. See the section "Government Regulation" under this caption "Business of U.S. Drug." Resembling a personal computer, the Model 9000 features one button operation which permits low cost use of the system by non-technical personnel. The Model 9000 incorporates a U.S. Drug developed laser-excited fluorescence system which will enhance detection of Drugs of Abuse. The Model 9000 will provide an analysis of Drugs of Abuse present in the urine sample, if any are so present. All five Drugs of Abuse or any combination thereof can be selected for testing. Testing on a urine sample by the Model 9000 is anticipated to take approximately two minutes per drug selected, or ten minutes if all five are selected.

     DRUG ASSAYS FOR THE FLOW IMMUNOSENSOR SYSTEM. U.S. Drug is designing disposable drug assay columns to be utilized in connection with the Model 9000. Each flow through column, approximately one inch long by one-half inch wide, will test for one drug (the "Target Drug"). The five separate columns each contain antibodies specific for the Target Drug.

     The life of each column is estimated at between 50 to 75 tests. This will depend specifically on such factors as (i) the number of samples containing the target drug; (ii) the amount of the Target Drug present; and (iii) the specific drug targeted for testing. The Model 9000 will inform the operator, who does not have to be highly skilled, when and which column to replace.

     As indicated above, U.S. Drug intends to first complete its development of the saliva sample testing product described below prior to undertaking further development efforts with respect to the urine sample testing product. Accordingly, the urine sample testing product is not currently marketable.

     (2) SALIVA SAMPLE TESTING. Research is being conducted by U.S. Drug, using the flow immunosensor technology, of testing for Drugs of Abuse from saliva samples, and for submission to the FDA for approval to use saliva as a testing medium. This research utilizes much of the development work done for U.S. Drug's urine drug testing system. See the section "Government Regulation" under this caption "Business" for information as to obtaining FDA approval. Management anticipates that the earliest that the saliva testing system and drugs assays for all five Drugs of Abuse will be ready for submission to the FDA is in February 1999. There can be no assurance that U.S. Drug will meet such timetable.

     DESKTOP IMMUNOSENSOR ANALYZER. SAT anticipates manufacturing a small desktop device in conjunction with the flow immunosensor technology. When used with the drug assays described below, SAT expects that this unit will provide portable, flexible and non-invasive detection capability when used with saliva samples. It is expected that the assay time will be under five minutes per sample. There can be, however, no assurance that the Company will be able to develop and market this product. See the section "Research and Development" under this caption "Business."

     DRUG ASSAYS FOR DESKTOP IMMUNOSENSOR ANALYZER. U.S. Drug intends to develop disposable assay cartridges for use with its desktop model using saliva samples. After the sample has been collected, it will be transferred to an assay cartridge containing up to ten Target Analytes (drug & alcohol) in one panel, read by the instrument, and the results printed. The disposable cartridge will be thrown away after use. Assay time is expected to be less than five minutes per sample. U.S. Drug plans to continue its research and development efforts for the drug assays concurrently with the desktop unit. There can be no assurance that U.S. Drug will be able to develop and market the assay cartridges. See the section "Research and Development" under this caption "Business."

MANUFACTURING

     In manufacturing, U.S. Drug will be required in the United States to follow current Good Manufacturing Practices ("GMP") as prescribed by the FDA. See the section "Government Regulation" under this caption "Business." There can be no assurance that U.S. Drug will be able to bring its plant into compliance and/or cause its third party manufacturers to comply with GMP. U.S. Drug's future dependence on third parties for the manufacture and supply of products could have a material adverse effect on U.S. Drug's profit margins and its ability to deliver its products on a timely and competitive basis. Management is currently seeking a Vice President, Manufacturing to assist in the development program and to plan for the anticipated manufacturing of the product assuming successful development thereof, as to which there can be no assurance of success.

MARKETING AND DISTRIBUTION

     Although U.S. Drug had engaged the services of a consultant to undertake a marketing survey in 1995, because of the delays in the development of its products due to the decision to have a test using a saliva sample, a definitive marketing program has not been finalized or implemented. U.S. Drug has employed a Vice President, Marketing to begin developing such a program and to advise on the research and development program.

GOVERNMENT REGULATION

     U.S. Drug's proposed screening and diagnostic products will be subject to significant government regulation in the United States and other countries. In order to conduct clinical tests, manufacture and market products for human diagnostic use, U.S. Drug must comply with mandatory procedures and safety standards established by the FDA and comparable foreign regulatory agencies. Typically, such standards require that products be approved by the FDA or comparable foreign regulatory agencies as appropriate, as safe and effective for their intended use prior to being marketed.

     The FDA regulates the introduction, manufacturing, labeling, recordkeeping and advertising for all medical devices in the United States. There are two principal methods by which FDA approval may be obtained to market medical device products, such as the Company's proposed screening and diagnostic test kits, in the United States. One method is to seek FDA approval through a pre-market notification filing under Section 510(k) ("510(k)") of the Food, Drug and Cosmetics Act. Applicants under the 510(k) procedure must prove that the device for which approval is sought is "substantially equivalent" to devices on the market prior to the Medical Device Amendments of 1976 or devices approved thereafter pursuant to the 510(k) procedure. In some cases, data from clinical studies must be included in the 510(k) application. The review period for a 510(k) application was supposed to be 90 days from the date of filing the application. However, the FDA has recently been taking significantly longer in approving other companies' products.

     If the 510(k) procedure is not available, then pre-market approval ("PMA") must be obtained from the FDA. Under the PMA procedure, the applicant must obtain an Investigational Device Exemption ("IDE") before beginning the substantial clinical testing which is required to determine the safety, efficacy and potential hazards of the product. Safety and efficacy must be established through extensive clinical studies, which are conducted after the FDA's acceptance of an IDE application. On completion of all of the requirements of the IDE and once the results are evaluated, a PMA application is submitted to the FDA. The review period under a PMA application is generally 180 days from the date of filing, but the application is not automatically deemed approved if not rejected during that period. The FDA may grant marketing approval, request additional data about the product's safety and efficacy or deny the application if it determines that the product does not meet the regulatory approval criteria. In addition, the preparation of a PMA application is significantly more complex and time consuming than the 510(k) procedure and the FDA's review of a PMA is more extensive than that required for a 510(k) application. Based on its discussions with the FDA, U.S. Drug's management believes that the 510(k) procedure will be followed.

     No assurance can be given that any agency will grant approval for the sale of U.S. Drug's products for routine screening and diagnostic applications or that the length of time the approval process will require will not be extensive.

     The cost associated with the filing of applications with the FDA and of research and development activities to support such applications, including clinical trials, can be significant. There can be no assurance that the cost of U.S. Drug's research and development activities will not exceed that which is budgeted, nor that any of U.S. Drug's proposed products will ever obtain the necessary FDA or foreign regulatory clearances for commercialization.

     Pursuant to applications filed by U.S. Drug, to date, U.S. Drug has received approval to manufacture and market the Model 9000 and five assays -- the assay which detects the presence of cocaine (and its metabolite benzoylecgonine), the assay which detects the presence of opiates (including heroin, codeine and morphine) the assay which detects amphetamines, the assay which detects phencyclidine hydrochloride (PCP) and the assay which detects tetrahydrocannabinoids (THC, marijuana) in urine samples. However, as indicated herein, further development work is necessary before the product can be marketed and, because of the decision to complete development of a saliva sample testing product prior to completing the development work with respect to the urine sample testing product, no such manufacture or marketing has commenced. See the section "General" under this caption "Business."

     In addition, regulations implementing the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") and the Health Care Financing Administration on February 28, 1992, which were to become effective September 1, 1992, require that all employment drug testing, including on-site testing, be processed by a federally approved laboratory. On August 28, 1992, HHS announced that the application of CLIA to workplace testing would not go into effect on September 1, 1992 because of comments made on the final regulations. The comments raised questions about, among other things, whether bringing employee drug testing under CLIA might have an unintended chilling effect on efforts to encourage drug-free workplace programs. As reported in the January 19, 1993 Federal Register, the final decision on the regulations will be delayed until further investigation is completed and has not been made as of the date hereof. U.S. Drug believes that these regulations will not be made effective because (a) the increased costs and burdensome procedures imposed by CLIA will significantly reduce the volume of drug tests conducted, which is in direct conflict with the government's long-standing war on drugs, (b) workplace testing is forensic in nature (i.e., for the purpose of determining whether an individual is using illegal drugs) and not for medical purposes (i.e., to make a health assessment for diagnostic or treatment purposes) as was the original intent of CLIA and (c) inclusion of employment drug testing may be a direct violation of the Federal Administrative Procedures Act under Title 5 of the United States Code and the United States Constitution. If the regulations are not adopted, on-site drug testing in the workplace will not be subject to CLIA. Although SAT has a laboratory through its BioTox Division, the U.S. Drug management believes that the consequences of adoption of the regulations would add to U.S. Drug's costs and, accordingly, this could have a material adverse impact upon its business with respect to employment testing in the private sector.

RESEARCH AND DEVELOPMENT

     During the fiscal year ended March 31, 1997 ("fiscal 1997"), U.S. Drug spent approximately $1,735,000 on development of the drug testing technology. During the fiscal year ended March 31, 1996 ("fiscal 1996"), U.S. Drug spent approximately $949,439 on development of the drug testing technology. During the fiscal year ended March 1995 ("fiscal 1995") U.S. Drug spent approximately $1,261,219 on development of the technology by U.S. Drug. See the section "Need for Financing" under this caption "Business" for information as to the estimated expenses to complete the development project.

PATENTS AND TECHNOLOGY

     In addition to its rights under the USN patent as sublicensee of SAT (see the section "General" under this caption "Business"), U.S. Drug has rights under the following patents:

          (1) U.S. Patent No. 5,183,740, "Flow Immunosensor Method and Apparatus," issued on February 2, 1993; and

          (2) U.S. Patent No. 5,354,654, "Lyophilized Ligand-Receptor Complexes for Assay and Sensors" issued on October 11, 1994.

     U.S. Drug previously had rights to use U.S. Drug Patent No. 5,066,859, "Hematocrit and Oxygen Saturation Blood Analyzer," issued on November 19, 1992, but the assignment agreement dated January 16, 1992 between SAT and Maurice N. Karkur and James C. Velnosky was terminated on November 7, 1996. A copy of such assignment agreement is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference.

     The expiration date of the USN patent is February 23, 2010, while the terms of the other patents are 17 years from the respective dates of issuance, subject to renewal. Termination of the Licensing Agreement for the USN patent, which would occur only on a default by SAT or an invalidation of the USN patent, would end U.S. Drug's rights to develop drug testing products. Termination of the other patents or licenses to use the same would require the Company to make changes to its products which could further delay development and marketing thereof. For additional information, see the section "Material Contracts" under this caption "Business."

     The patent position of technology firms is highly uncertain and involves complex legal and factual questions. Competitors have filed applications for, and in some instances have been issued, patents and may obtain additional patents and other proprietary rights relating to products or processes, such as U.S. Drug's proposed immunoassay sensor, which may be competitive with those of U.S. Drug. The scope and validity of these patents are presently unknown. U.S. Drug is not aware of any patents covering an immunoassay sensor similar to U.S. Drug's. Companies which have or may obtain patents relating to products or processes competitive with those of U.S. Drug could bring legal actions against U.S. Drug claiming damages and seeking to enjoin it from manufacturing, licensing and marketing the affected product. To date, no claims have been made against U.S. Drug for infringement of any patents. However, marketing of U.S. Drug's products has not begun and claims, if any, would not be asserted until market introduction of such products. If such a claim were to be made, its defense would be costly and U.S. Drug's business would be adversely affected, even if U.S. Drug were to prevail. No assurance can be given that U.S. Drug would be able to prevail in any such action or that any license required under any such patent would be made available on acceptable terms.

     Process patents have certain disadvantages when compared with product patents. It is more difficult to detect and prove infringement of process patents because it is sometimes impossible to ascertain the method by which any product has been produced. In addition, the value of U.S. Drug of receiving a process patent may be reduced if products which can be derived from such processes have been patented by others. The patents owned by, or licensed to, U.S. Drug include both process patents and product patents.

     U.S. Drug maintains a policy of seeking patent protection in the United States and other countries in connection with certain elements of its technology when it believes that such protection will benefit U.S. Drug. Lyophilization patent applications have been filed in Canada, certain European countries and Japan.

     The patent laws of foreign countries may differ from those of the United States as to the patentability of U.S. Drug's products and processes and, accordingly, the degree of protection afforded by foreign patents, if issued, may be different from protection afforded under associated United States patents. There can be no assurance that patents will be obtained either in the United States or in foreign jurisdictions with respect to U.S. Drug's inventions or that, if issued, the patents will be of substantial protection or commercial benefit to U.S. Drug.

     Certain inventions of U.S. Drug may prove to be unpatentable or U.S. Drug may conclude that it would be more advisable to retain a patentable invention as a trade secret. In either case, U.S. Drug would have to rely on trade secrets, proprietary know how and continuing technological innovation to develop and maintain its competitive position. All key employees and consultants of U.S. Drug have executed, and project sponsors and manufacturers will be required to execute, agreements to maintain the confidentiality of U.S. Drug's proprietary information to which they have access. There can be no assurance that these confidentiality agreements will be honored or will be effective. Manufacturers, project sponsors and consultants may be engaged in competing research projects outside the scope of their agreements with U.S. Drug. There can be no assurance that such sponsors and consultants will not develop similar or superior technology independently and to the extent that such persons apply technical information independently developed by them to projects undertaken by U.S. Drug, disputes may arise as to the proprietary rights to such information.

COMPETITION

     U.S. Drug has not received any revenues because its products are still in the developmental stage. If the products are developed, U.S. Drug will compete with many of the companies of varying size that already exist or may be founded in the future which utilize urine samples as a medium of testing. U.S. Drug will face competition from at least eight major pharmaceutical companies providing substance abuse screening methods: (1) enzyme-multiplied immunoassay technique
(EMIT) manufactured and distributed by Syva, a division of Behring Diagnostics;
(2) radioimmunoassay (RIA) manufactured and distributed by Diagnostic Products Corp. ("DPC") and others; (3) thin layer chromatography (TLC) manufactured and distributed by Marion Laboratories, Inc. ("Marion"); (4) a fluorescence polarization immunoassay (FPIA) manufactured by Abbott Laboratories, Inc. ("Abbott"); and other immunoassay tests provided by (5) Hoffman La Roche, Inc. ("Roche") Editek, Inc. ("Editek"); (6) Hycor Biomedical, Inc. ("Hycor"); (7) Princeton Biotech, Inc. ("Princeton"); and (8) BioSite Inc. ("BioSite"). Almost all of these companies (i.e., Syva, Roche, Marion, Abbott, Editek, Hycor, Princeton and BioSite) have substantially greater financial resources available to them than does U.S. Drug to develop and to market their products.

     Management believes that saliva sample testing is unique in that, to management's knowledge, no company is currently offering a substance abuse detection method using saliva samples as a medium on an "on-site" basis. However, U.S. Drug has been advised that such a product is under development by two or more companies and, accordingly, there can be no assurance that such a product will not be offered by a competitor. In addition, even if no such product is developed, U.S. Drug anticipates, as indicated above, competition from other substance abuse detection methods such as Syva's EMIT, Roche's RIA, Marion's TLC, Abbott's FPIA methods, and other immunoassay tests provided by Editek, Hycor, Princeton and BioSite. U.S. Drug's market research to date has indicated a greater market potential for a saliva sample portable testing instrument for use in detecting drugs of abuse by law enforcement agencies, correctional facilities, hospitals and other medical facilities than a urine sample instrument. However, because of the expected limited life cycle of a saliva specimen, the use of this product in other potential markets may be limited.

     If U.S. Drug successfully develops first its saliva sample testing method and second its urine sample testing method, as to which there can be no assurance, it is not certain whether U.S. Drug will have the financial resources to compete successfully with other companies which have greater financial resources available to them.

MATERIAL CONTRACTS

     Copies of all of the agreements hereinafter referenced in this section have been filed (by incorporation by reference) as exhibits to this Report and are incorporated by this reference.

(A)  LICENSE AND SUBLICENSE AGREEMENTS

     Pursuant to an amended sublicense agreement dated as of September 23, 1993, superseding the sublicense agreement dated January 2, 1993, (the "Sublicense") by and between SAT and U.S. Drug, U.S. Drug is the sole and exclusive sublicensee of SAT under the License Agreement. In accordance with the terms and provisions of the Sublicense, U.S. Drug has assumed all of SAT's rights and undertaken all of

SAT's obligations under the License Agreement. Because the USN refused to recognize a novation to U.S. Drug of the License Agreement as requested, the USN looks to SAT, not U.S. Drug, for performance thereunder. In the event of a default under the Sublicense, all rights would revert to SAT.

     The License Agreement initially provided that the USN shall be paid a royalty equal to six percent of the Net Selling Price (as defined in the License Agreement) for each Royalty-Bearing Product (as defined in the License Agreement) made, used or sold by SAT or its sublicensees in the Licensed Territory with minimum annual royalty payments of $180,000 for 1993, $375,000 for 1994, $600,000 for 1995 and $1,000,000 for 1996 and each calendar year thereafter throughout the term of the License Agreement. The License Agreement provides that the USN shall approve all sublicenses and, in accordance with such provision, the Sublicense was approved by the USN on September 24, 1993. The aforementioned minimum annual royalties were amended November 28, 1994 as follows: the minimum annual royalty for 1995 was reduced to $375,000 and for 1996 it was reduced to $600,000. In June 1995, the License Agreement with the USN was renegotiated and amended to provide for minimum annual royalties of $100,000 per year commencing October 1, 1995 and terminating September 30, 2005. Additional royalties will be paid pursuant to a schedule based upon sales of products. By letter dated May 15, 1995, the USN notified SAT that, because the expiration date of the USN patent had been extended to February 23, 2010 under the GATT/WTO treaty, the expiration date of the License Agreement was extended to February 23, 2010.

(B)  CRDA

     On April 16, 1992, SAT entered into a 12-month cooperative research agreement ("CRDA") with the Naval Research Laboratory section of the USN (the "NRL") to further develop the licensing technology of the "Flow Immunosensor".

     Pursuant to an agreement dated as of January 1, 1993 by and between SAT and U.S. Drug, SAT assigned to U.S. Drug all of its rights under the CRDA. The purpose of the CRDA is to develop the prototype instruments based on the Flow Immunosensor Method and Apparatus Technology. See the section "Research and Development" under this caption "Business of U.S. Drug." Pursuant to the CRDA, each party may retain title to any patent obtained by such party in the performance of work under the CRDA. The NRL has the right of first election to file a patent application in the United States on joint inventions made in the performance of work under the CRDA and U.S. Drug, as assignee, has the right of first election to file a patent application on such joint inventions in all other countries. Pursuant to an amendment to the CRDA dated May 1993, the NRL waived such right of first election with respect to the lyophilization process for the freeze-drying of immunoassay chemicals, provided that SAT filed an approved patent application on such process within three months from the date of execution of the amendment. The approved patent application was filed on July 16, 1993 and issued as U.S. Patent No. 5,354,654 "Lyophilized Ligand-Receptor Complexes for Assays and Sensors" on October 11, 1994. The Patent has been assigned to U.S. Drug by SAT.

(C)  MANAGEMENT AGREEMENT

     On April 1, 1993, U.S. Drug and SAT entered into a formal Management Agreement, pursuant to which SAT's fee for management and administrative services to U.S. Drug was to be computed at ten percent of U.S. Drug's annual net sales, with a minimum annual fee of $300,000. In July 1993, U.S. Drug and SAT entered into an amended Management Agreement, effective retroactively to April 1, 1993, pursuant to which the fee for management and administrative services provided to U.S. Drug by SAT is a fixed annual fee of $420,000, plus three percent of U.S. Drug's annual gross sales. Because U.S. Drug has no sales to date, it has always paid the minimum fee under the Management Agreement. The term of the amended agreement is five years which commenced April 1, 1993. Given the related industry experience of SAT management, the immediate availability of SAT personnel and belief of the management of U.S. Drug that the terms offered by SAT were fair and reasonable, U.S. Drug did not investigate alternative management services providers. The fee charged by SAT for its management services was determined arbitrarily by its Board of Directors after taking into consideration the anticipated SAT resources required to provide such services to U.S. Drug, both in terms of employee time and allocated overhead costs. The arbitrary formula used by SAT to determine the fee was 50% of the sum of SAT's executive, accounting and clerical salaries, fringe benefits and related expenses. In March of 1997, the Management Agreement was again amended to provide for a percentage of time and services agreement whereby the costs of certain SAT employees and facilities are allocated to U.S. Drug based on a percentage of usage. As the activity of U.S. Drug has been increasing, there has been a tremendous increase in time required by SAT employees and expanded use of leased space to satisfy U.S. Drug's needs. This new arrangement in the opinion of management more accurately reflects the current cost to U.S. Drug. The services provided to U.S. Drug by SAT pursuant to the Management Agreement include management, administrative, accounting and other financial services and advice, including, without limitation, the services currently performed by the Treasurer of U.S. Drug (who is also the Treasurer of SAT), for which he is not directly compensated by U.S. Drug; services relating to U.S. Drug's financial and banking relationships; services relating to the preparation of financial statements, budgets, forecasts and cash flow projections; cash management advice; and other miscellaneous services and advice.

     Since July 1992, four former members of SAT's senior management, James C. Witham, Gary S. Wolff, Karen B. Laustsen and Michael J. Witham (until September 26, 1995), were the primary persons involved in the provision of services to U.S. Drug under the Management Services Agreement. Because of the resignations of Mr. Witham and Ms. Laustsen on April 18, 1996, the resignation of Mr. Wolff on July 3, 1996 and the elections of Robert M. Stutman and Linda H. Masterson (effective May 13, 1996) as described under "Summary -- Recent Developments," Mr. Stutman and Ms. Masterson have substituted for Mr. Witham and Ms. Laustsen in performing these services on behalf of SAT, although Mr. Wittman and Ms. Laustsen provided assistance until May 31, 1996 and Mr. Wolff continued to assist SAT in providing services to U.S. Drug until July 3, 1996. Effective that date, Joseph Bradley became Treasurer of both U.S. Drug and SAT, which position he held until September 12, 1996. Effective that date, Dennis Wittman replaced Mr. Bradley and began to perform the services as the Treasurer described in the preceding paragraph. Effective with the resignation of Mr. Wittman on February 25, 1997, Robert Muccini replaced Mr. Wittman and began to perform the services as the Treasurer described in the preceding paragraph. The management of U.S. Drug believes that the Management Services Agreement with SAT is fair and reasonable and that its costs would be greater if it had to obtain such services from an unaffiliated party with commensurate industry experience, if available, or maintain the internal staff required to provide such services itself.

RELATIONSHIPS WITH SAT

     From January 1992 until January 1993 SAT conducted U.S. Drug's business operations. Effective as of January 1, 1993, SAT transferred all of its drug testing assets, including cash amounting to $11,626 and hard assets valued at their carrying value of $437,060 and intellectual property rights associated with the drug testing operations, to U.S. Drug for 3,500,000 shares of the U.S. Drug Common Stock. SAT also granted U.S. Drug a sublicense with respect to the USN technology.

     As of June 30, 1997, 75.4% of the outstanding shares of the U.S. Drug Common Stock was held by SAT. James C. Witham was the Chairman of the Board, the Chief Executive Officer and a director of U.S. Drug from its incorporation until May 31, 1996 and was also the Chairman of the Board, the President, the Chief Executive Officer and a director of SAT from its incorporation until April 18, 1996. Karen B. Laustsen was a director of U.S. Drug from its incorporation until May 28, 1996 and was an Executive Vice President and a director of SAT from its incorporation until April 18, 1996. From U.S. Drug's incorporation until July 3, 1996, Gary S. Wolff was the Treasurer, the Chief Financial Officer, the Chief Accounting Officer and a director of U.S. Drug and, from SAT's incorporation to July 3, 1996, was the Treasurer, the Chief Financial Officer and the Chief Accounting Officer of SAT and, prior to September 26, 1995, was also a director of SAT. Glenn A. Bergenfield and William DiTuro, also directors of U.S. Drug until November 15, 1995, were directors of SAT prior to September 26, 1995. Michael J. Witham was a director of U.S. Drug and a Vice President of SAT prior to September 26, 1995. On May 31, 1996, Robert M. Stutman, the Chairman of the Board, the Chief Executive Officer and a director of SAT since April 18, 1996, Linda H. Masterson, the President of SAT from May 13, 1996 to May 23, 1997, a director of SAT since September 26, 1995 and, from May 13, 1996 to November 14, 1996, Chief Operating Officer of SAT, and Michael S. McCord, then a consultant to the SAT Board of Directors and a former member of the Committee, were elected directors of U.S. Drug, with

Mr. Stutman also being elected as Chairman of the Board of U.S. Drug and, effective August 1, 1996, Ms. Masterson as the President of U.S. Drug. On October 22, 1996, Mr. McCord was elected as a director of SAT. All of the foregoing persons except Messrs. Bergenfield, DiTuro and McCord were or are employees of SAT and all are securityholders of SAT.

     See the section "Need for Financing" under this caption "Business" for information as to the current study being conducted as to the feasibility of severing the interlocking relationships between SAT and U.S. Drug.

NO LOANS FROM U.S. DRUG TO SAT OUTSTANDING

     During fiscal 1995, U.S. Drug made short-term loans to SAT in the amount of $488,519. At March 31, 1996, the notes receivable from SAT to U.S. Drug were in the amount of $282,295. The SAT notes were secured by a pledge of SAT's shares of the U.S. Drug Common Stock. The loans were evidenced by notes which became due on December 31, 1995, which maturity date was extended to June 30, 1996, and bore interest at the rate of 8% per annum. The loans carried interest rates in excess of those available to U.S. Drug on short-term money market investments. SAT repaid the indebtedness to U.S. Drug in the quarter ended September 30, 1996. The pledge of SAT's shares of the U.S. Drug Common Stock was released.

LOANS FROM SAT TO U.S. DRUG

     SAT had authorized loans to U.S. Drug not to exceed $2,000,000. The loans bore interest at the rate of 8% per annum and were to become due on the earlier of (1) five business days after the date the proposal for the U.S. Drug Merger is rejected or (2) the Effective Date of the U.S. Drug Merger. On May 23, 1997, the SAT and U.S. Drug Boards authorized the capitalization of $2,210,250 in indebtedness owned by U.S. Drug to SAT as of April 30, 1997, which amount included interest, in consideration of the issuance by U.S. Drug to SAT of 1,768,202 shares of the U.S. Drug Common Stock. The Boards had also authorized the additional investment by SAT of $2,500,000 in exchange for 2,000,000 shares of the U.S. Drug Common Stock on the same basis of one share of stock for each $1.25 of investment; however, because of a delay in SAT receiving proceeds from financings, such investment has not been made as yet. In view of the SAT's Board recommendation to the U.S. Drug Board to explore the feasibility of obtaining external financing without the use of SAT's securities, such investment may not be made, whether in all or in part, depending on the results of such efforts and/or SAT's own efforts to obtain financing.

EMPLOYEES

     As of March 31, 1997, U.S. Drug utilized the services of 16 employees of SAT, for which U.S. Drug paid their full compensation, to conduct U.S. Drug's research and development program. As a result of the decision by SAT's Board of Directors in May and June 1997 to explore the feasibility of separating the interlocking relationships between SAT and U.S. Drug, these employees will be transferred to the U.S. Drug payroll. In addition, U.S. Drug utilizes the services of independent contractors and the personnel employed by SAT who provide management and administrative services to U.S. Drug. Additional personnel will be required to complete the development project and, if the project is completed successfully, to manufacture the product.

ITEM 2.  PROPERTIES

     U.S. Drug maintains its principal executive offices, manufacturing space and laboratory facilities in Rancho Cucamonga, California. The premises, which consists of approximately 10,000 square feet, are sub-leased from SAT. U.S. Drug may consider relocating to Orange County, California, however, where it may be more likely to attract more experienced medical diagnostic and other qualified personnel. U.S. Drug's operations and space are separated, and where necessary isolated, from the operations and space of SAT. Management believes that additional space will be required when and if manufacturing commences of the drug testing product.

ITEM 3.  LEGAL MATTERS

     U.S. Drug is not a party to any material litigation and is not aware of any pending litigation that could have a material adverse effect on U.S. Drug's business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET DATA

     The U.S. Drug Common Stock was traded on the Pacific Exchange, Inc. (the "Pacific Exchange") under the symbol "U.S.D.P" until May 12, 1997 (see the section "Exchange Listing" under this caption "Market for Registrant's Common Equity and Related Shareholder Matters"). The quarterly high and low sales prices for the U.S. Drug Common Stock as reported by the Pacific Exchange are set forth below during the periods indicated:

QUARTER ENDED                                                  HIGH     LOW
-------------                                                 ------   ------
FISCAL 1995
June 30, 1994...............................................  $7.375   $5.125
September 30, 1994..........................................   8.50     5.50
December 31, 1994...........................................   9.00     5.25
March 31, 1995..............................................   6.625    2.875

FISCAL 1996
June 30, 1995...............................................  $5.50    $2.50
September 30, 1995..........................................   4.75     2.50
December 31, 1995...........................................   4.50     2.625
March 31, 1996..............................................   4.50     3.00

FISCAL 1997
June 30, 1996...............................................  $4.25    $3.50
September 30, 1996..........................................   3.75     2.375
December 31, 1996...........................................   2.875     .75
March 31, 1997..............................................   *        *

---------------

     *According to the National Quotation Bureau, Inc., there were no sales reported during the quarter ended March 31, 1997 and the high bid and low asked prices were $1.875 and $2.00, respectively. These quotations reflect inter-dealer prices, without retain mark-up, mark-down or commission, and may not represent actual transactions. On May 12, 1997, last day on which there was a reported market price, the closing sales price was $1.6875 per share.

EXCHANGE LISTING

     By letter dated February 3, 1997, the Pacific Exchange advised U.S. Drug that the Equity Listing Committee of the Exchange would meet on March 4, 1997 to review U.S. Drug's listing status and decide if continued listing on the Exchange is appropriate. Among the Exchange's Tier II Securities maintenance requirements for continued listing is that a company have tangible net assets of at least $500,000 or a net worth of at least $2,000,000. As of December 31, 1996, U.S. Drug met neither criteria -- its liabilities exceeded tangible assets by $815,617 and it had a stockholders' deficit of $775,000. In response to U.S. Drug's request on February 7, 1997, the Equity Listing Committee granted a compliance extension until May 6, 1997 (later postponed to May 12, 1997) in order to permit the consent solicitation for the U.S. Drug Merger to proceed or, if the U.S. Drug Merger is not approved, for the U.S. Drug Board of Directors to consider what action is appropriate with respect to continuance of the listing. On May 12, 1997, the Equity Listing Committee rejected U.S. Drug's request and the U.S. Drug Common Stock has been suspended from trading on the Pacific Exchange pending U.S. Drug's appeal of such rejection. The appeal is currently expected to be heard during July 1997.

     The U.S. Drug Board recognizes that, if delisting occurred, the U.S. Drug Common Stock would not meet the requirements for listing on the American Stock Exchange or reporting on the Nasdaq System and that, if the U.S. Drug Common Stock was reported in the OTC Bulletin Board or in the "pink sheets," it was unlikely that the U.S. Drug Common Stock would rise in market value in such over-the-counter market until the saliva based testing product was developed or close to completion. On the other hand, the U.S. Drug Board recognizes that, if the U.S. Drug Merger is consummated, the U.S. Drug Minority Stockholders will be able to trade the SAT Common Stock on the American Stock Exchange.

     If the U.S. Drug Common Stock is delisted and, if at that time the bid price is below $5.00 per share (which it has consistently been since the quarter ended June 30, 1995), the security would become subject to Rule 15g-9 promulgated under the Exchange Act, which Rule imposes additional sales practices requirements on a broker-dealer which sells Rule 15g-9 securities to persons other than the broker-dealer's established customers and institutional accredited investors (as such term is defined in Rule 501(a) under the Securities Act). For transactions covered under Rule 15g-9, the broker-dealer must make a suitability determination of the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. In addition, broker-dealers, particularly if they are market makers in the Common Stock, have to comply with the disclosure requirements of Rules 15g-2, 15g-3, 15g-4, 15g-5 and 15g-6 under the Exchange Act unless the transaction is exempt under Rule 15g-1. Consequently, Rule 15g-9 and these other Rules may adversely affect the ability of broker-dealers to sell or to make markets in the U.S. Drug Common Stock.

     U.S. Drug management intends that, if the U.S. Drug Merger is consummated, U.S. Drug will deregister the U.S. Drug Common Stock under Section 12(b) of the Exchange Act and trading in the U.S. Drug Common Stock will cease on the U.S. Drug Effective Date. In such event, the U.S. Drug Minority Stockholders will thereafter be able to trade their shares of the Common Stock on the American Stock Exchange.

HOLDERS

     As of June 30, 1997, there were 87 holders of record (including SAT) and, based on prior requests for Annual Reports, management believed there were approximately 1,100 beneficial holders of the U.S. Drug Common Stock.

DIVIDENDS

     U.S. Drug's Board of Directors has not declared any dividends on the U.S. Drug Common Stock through June 30, 1997 and, in view of the continuing losses and its cash requirements, the Board has no current intention to pay any such dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth selected financial data of U.S. Drug for the four fiscal years ended March 31, 1997, 1996, 1995 and 1994 and for the period October 8, 1992 (inception) to March 31, 1993 and cumulative from October 8, 1992 (inception) to March 31, 1997. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere in this Report.

                                                                                                        CUMULATIVE
                                                                                    FOR THE PERIOD         FROM
                                            YEARS ENDED MARCH 31,                   OCTOBER 8, 1992   OCTOBER 8, 1992
                            -----------------------------------------------------   (INCEPTION) TO    (INCEPTION) TO
                               1997          1996          1995          1994       MARCH 31, 1993    MARCH 31, 1997
                            -----------   -----------   -----------   -----------   ---------------   ---------------
Selected Statement of
  Operations Data:
Revenues:.................  $        --   $        --   $        --   $        --      $      --        $        --
Costs and Expenses:
  Selling, General and
    Administrative........      268,668       318,510       475,400       604,185        146,316          1,813,079
  Research and
    Development...........    1,735,449       949,439     1,261,219       728,272         90,960          4,765,339
  Depreciation and
    Amortization..........      143,634       143,969       162,871        92,245         16,939            559,658
  Interest
    Expense -- Parent.....       23,095            --         3,319        31,639          3,207             61,260
  Management Fees --
    Parent................      420,000       420,000       420,000       420,000             --          1,680,000
  Interest Expense........        5,822        71,882        40,640            --             --            118,344
                            -----------   -----------   -----------   -----------      ---------        -----------
         Total Costs and
           Expenses.......    2,596,668     1,903,800     2,363,449     1,876,341        257,422          8,997,680
                            -----------   -----------   -----------   -----------      ---------        -----------
Loss from Operations......   (2,596,668)   (1,903,800)   (2,363,449)   (1,876,341)      (257,422)        (8,997,680)
Other Income (Expense)....      (33,905)      262,995        31,232      (383,951)            --           (123,629)
                            -----------   -----------   -----------   -----------      ---------        -----------
         Net Loss.........  $(2,630,573)  $(1,640,805)  $(2,332,217)  $(2,260,292)     $(257,422)       $(9,121,309)
                            ===========   ===========   ===========   ===========      =========        ===========
Weighted Average Common
  Shares Outstanding......    5,221,900     5,221,900     5,221,900     4,342,458      3,500,000
                            ===========   ===========   ===========   ===========      =========
         Net Loss per
           Common Share...  $      (.50)  $      (.31)  $      (.45)  $      (.52)     $    (.07)
                            ===========   ===========   ===========   ===========      =========

                                                                           MARCH 31,
                                                ---------------------------------------------------------------
                                                   1997          1996         1995         1994         1993
                                                -----------   ----------   ----------   ----------   ----------
Selected Balance Sheet Data:
Working Capital (Deficit).....................  $(1,996,218)  $  536,880   $2,089,323   $4,360,362   $ (267,892)
                                                ===========   ==========   ==========   ==========   ==========
         Total Assets.........................  $   595,947   $1,175,390   $4,444,105   $5,268,820   $  462,732
                                                ===========   ==========   ==========   ==========   ==========
Stockholders' Equity (Deficit)................  $(1,573,686)  $1,056,887   $2,697,692   $5,029,909   $  191,264
                                                ===========   ==========   ==========   ==========   ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     U.S. Drug is a development stage enterprise with no earnings history and which initially derived its capital resources from unsecured advances provided by SAT. During October and November, 1993, U.S. Drug sold 1,721,900 shares of the U.S. Drug Common Stock to the public at $5.00 per share and for net proceeds of approximately $7,099,000. From the net proceeds of the offering U.S. Drug repaid the advances made by SAT.

     During fiscal 1997, U.S. Drug had outstanding loans payable to SAT to fund continuing research and development. These advances were evidenced by notes due after the results of the consent solicitation for the proposed acquisition of the shares of the Minority U.S. Drug Common Stock are known. These advances bore interest at the rate of 8% per annum. On May 23, 1997, the SAT and U.S. Drug Boards authorized the capitalization of $2,210,250 in indebtedness owned by U.S. Drug to SAT as of April 30, 1997, which amount included interest, in consideration of the issuance by U.S. Drug to SAT of 1,768,202 shares of the U.S. Drug Common Stock. The Boards had also authorized the additional investment by SAT of $2,500,000 in exchange for 2,000,000 shares of the U.S. Drug Common Stock on the same basis of one share of stock for each $1.25 of investment; however, because of a delay in SAT receiving proceeds from financings, such investment has not been made as yet. U.S. Drug is dependent on continuing advances from SAT or external financing to continue the research, development and ultimate marketing of its products and to fund its working capital requirements for the next 12 months.

     The latest estimates, both external (by the unaffiliated consultant referred to in the section "General" under this caption "Business") and internal (by U.S. Drug's management), which U.S. Drug's management has are that, to complete the development of a saliva based drug testing product, will require incremental costs ranging from $15,000,000 (internal estimate) to $18,400,000 (external estimate) and that the product is not expected to be launched until some date in the first quarter of 1999 (internal estimate) or August 1999 (external estimate). This contrasts with the previous and publicly announced incremental costs for U.S. Drug (from April 1, 1997) of $10,000,000 to $12,000,000 and a launch date of December 1998. As indicated in the preceding section, the consultant's report in June 1997 confirmed U.S. Drug's management's opinion that the product was developable and had market potential, especially with an added feature of the device also testing for alcohol.

     SAT's management until now believed that the best "partner" for U.S. Drug was SAT, not only because it owned 67.0% (now 75.4%), but because of its related synergistic operations which also would allow SAT and its subsidiaries (including U.S. Drug) to operate while the development program proceeded and because SAT appeared to be the best source for funding. The increase in estimated costs and the further delay in the probable launch date have required SAT's management to re-evaluate the methods of financing and request the U.S. Drug management to seek financing in which SAT's securities are not offered. A probable source of such funding for a development stage company such as U.S. Drug is investments by venture capital investors which would result in a substantial dilution of SAT's ownership percentage in U.S. Drug and, if the U.S. Drug Merger is not consummated, that of the U.S. Drug Minority Stockholders' interests. In addition, SAT's management believes that a venture capital investor would prefer to invest in a privately-owned company with an initial public offering as the investor's exit strategy. Consummation of the U.S. Drug Merger would facilitate that possibility.

     U.S. Drug's management has also been requested to explore the possibility of obtaining a strategic partner for U.S. Drug other than SAT. Current SAT and U.S. Drug management have been of the opinion that obtaining one of the major pharmaceutical or medical companies to assist in the product development at this stage of development risked giving confidential data to potential competitors that would not be fully protected by confidentiality agreements and also could result in marketing rights demands that would later reduce the revenues to SAT assuming successful consummation of the development program. Current management also believed that a potential marketing partner could not be obtained on acceptable terms until there was a working prototype for the instrument and the disposables and certain preliminary clinical data is obtained. Current management does not believe that the prototype will be produced until April 1998 at the earliest and that, at that stage of development, the greater part of the estimated development and manufacturing build-out expenses would already have been incurred, making it less beneficial to obtain a development partner at that time. Despite these reservations continuing, management believes that the consultant's report may resolve the concerns of these major companies as to there being no prototype currently available and that U.S. Drug may have to assume the risks of disclosing confidential data as the lesser evil than not to secure adequate financing. U.S. Drug's management will pursue this potential avenue of funding, but does not currently rate U.S. Drug's chances of succeeding in a timely manner as high as those with venture capital investors or some other equity investor. There can be no assurance that U.S. Drug will be successful in securing financing, whether through a venture capital investor or otherwise, in which event a decision would have to be made as to whether SAT would seek the additional funds through sales of its own securities or U.S. Drug will have to suspend its development program until funds became available, as to which there can be no assurance. SAT's new investment bankers, L.H. Friend, Weinress, Frankson & Presson, Inc. and Sutro & Co., Inc., have advised SAT's management that it would be difficult to finance both the proposed acquisitions of third party administration companies for the Employer Service Division of SAT and the research and development program of U.S. Drug.

     To facilitate the possibility of U.S. Drug obtaining financing, SAT's Board has requested that U.S. Drug study the feasibility of terminating certain of the interlocking relationships between SAT and U.S. Drug and consider such actions as (1) U.S. Drug building up a separate management team (Linda H. Masterson resigned as the President of SAT to become the Chief Executive Officer of U.S. Drug (she was already its President)) and (2) seeking independent directors. There can be no assurance that these objectives will be achieved or, if achieved, that they will facilitate financing.

CHANGES IN FINANCIAL CONDITION

     During fiscal 1996, U.S. Drug's investment in trading securities were sold and U.S. Drug realized proceeds of $3,286,000 from the sale of the REMIC bonds, resulting in a gain of $76,000 over the carrying value of the bonds on the March 31, 1995 balance sheet. U.S. Drug realized an overall loss of $628,000 from its ownership of the bonds. Management will make no further investments in any high risk trading securities. A brokerage loan payable in the amount of $2,570,000 was repaid from the proceeds of the sale of the REMIC bonds.

OPERATING CASH FLOWS

     Cash used for operations during fiscal 1997 amounted to $2,119,000 as compared to $1,656,000 in 1996 was primarily a result of the net loss of $2,631,000 in 1997 as compared to $1,641,000.

INVESTING CASH FLOWS

     Cash used by investing activities of $52,500 during fiscal 1997 were used to purchase property and equipment. In 1996, cash provided by investing activities totaled $3,248,000 primarily from the sale of marketable securities.

FINANCING CASH FLOWS

     Cash provided by financing activities amounted to $1,922,000 during fiscal 1997. Financing cash flows were provided by loans from SAT of $1,668,000 and net repayment of loans from SAT in the amount of $282,000. Cash used by financing activities in 1996 totaled $1,392,000. This amount was comprised of a loan for $1,000,000 and the payment of amounts due from SAT of $1,634,000 reduced by payments on loans totaling $3,997,000.

RESULTS OF OPERATIONS

  Fiscal 1997 vs. Fiscal 1996

     During fiscal 1997, U.S. Drug continued as a development stage enterprise with no revenues. Selling, general and administrative expenses were $269,000 in fiscal 1997 as compared to $319,000 in fiscal 1996 or a decrease of $50,000, primarily the result of lower travel, utility and telephone expenses. Research and development expenditures totaled $1,735,000 in fiscal 1997 as compared to $949,000 in fiscal 1996 or an increase of $786,000. The increase is primarily the result of expanded people requirements to bring the saliva testing to the next phase of development. Costs include engineering and chemist consulting time as well as additional U.S. Drug full time employees. Management fees paid to SAT were $420,000 in both fiscal 1997 and fiscal 1996. For a description of the services rendered under the management agreement relating to these fees, see the section "Material Contracts -- Management Agreement" in Item 1 to this Report. As of March 31, 1997, U.S. Drug did not anticipate generating revenues from product sales during fiscal 1998 and, accordingly, anticipated that operating losses would continue for at least a 12 to 24-month period.

     The net loss for fiscal 1997 was $2,631,000 as compared to $1,641,000 for fiscal 1996. The increase of $990,000 was primarily the result of additional people requirements. The costs include expenses for engineering and chemists consulting time and additional employees.

  Fiscal 1996 vs. Fiscal 1995

     During fiscal 1996, U.S. Drug continued as a development stage enterprise with no revenues. Selling, general and administrative expenses were $319,000 in fiscal 1996 as compared with $475,000 in fiscal 1995 or a decrease of $156,000, resulting primarily from a general reduction in overall expenses to enable the Company to focus its resources on research.

     Research and development expenditures totaled $949,000 in fiscal 1996 as compared with $1,261,000 in fiscal 1995, a decrease of $312,000. The decrease was primarily from a reduction in royalty payments on the license with the USN from $325,000 in 1995 to $50,000 in 1996.

     Depreciation expense decreased $19,000 from $163,000 in fiscal 1995 to $144,000 in fiscal 1996 as some assets became fully depreciated during the year.

     Management fees paid to SAT were $420,000 in both fiscal 1996 and fiscal 1995. For a description of the services rendered under the management agreement relating to these fees, see the section "Material Contracts of SAT with U.S. Drug -- Management Services Agreement."

     Interest expense on brokerage loans were $72,000 during fiscal 1996 as compared with $41,000 during fiscal 1995 or an increase of $31,000, resulting from increased borrowings during fiscal 1996.

     Other income (expense) resulted in net income of $263,000 in fiscal 1996 as compared with net income of $31,000 in the prior year or an increase of $232,000. Fiscal 1996 other income (expense) is comprised of a gain of $76,000 on its sale of REMIC bonds over their earnings value at March 31, 1995, interest income primarily relating to the REMIC bonds of $105,000 and interest income on loans to SAT of $82,000. Fiscal 1995 other income (expense) was comprised of interest income, primarily on the REMIC bond of $245,000, interest income from SAT of $20,000 and an unrealized loss on the market value of the REMIC bonds in the amount of $234,000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Please see Item 14 of this Report for financial statements and supplementary data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 3, 1995, the SAT Board of Directors named Ernst & Young LLP ("E&Y") as new independent auditors for SAT and its subsidiaries, which include U.S. Drug, for fiscal 1996 replacing Wolinetz, Gottlieb & Lafazan, P.C. ("Wolinetz"), which firm had served as SAT's independent auditors since its inception. The U.S. Drug Board authorized that the same action be taken with respect to U.S. Drug.

     The report of Wolinetz on the financial statements of U.S. Drug for fiscal 1995 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified as to uncertainty, audit scope or accounting principles. There had been no disagreements between U.S. Drug and Wolinetz in fiscal 1995 or any subsequent interim period preceding the engagement of E&Y as the principal auditors on any matter of accounting principles or practice, financial statement disclosure, auditing scope or procedures.

     Wolinetz has filed a letter to the Commission stating that it agreed with the above statements.

     U.S. Drug did not consult E&Y, prior to its engagement, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on U.S. Drug's financial statements, nor was a written report or oral advice provided to SAT or U.S. Drug that E&Y concluded was an important factor considered by SAT or U.S. Drug in reaching a decision as to an accounting, auditing or financial reporting issue.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

     The following table contains certain information relating to the directors and executive officers of U.S. Drug as of March 31, 1997:

NAME                                        AGE                     POSITION
----                                        ---                     --------
Robert M. Stutman.........................  54    Chairman of the Board and a Director
Linda H. Masterson........................  46    President, Chief Executive Officer and a
                                                  Director
Steven J. Kline...........................  40    Vice President, Research and Development
Robert Muccini............................  55    Vice President, Finance, Treasurer, Chief
                                                    Financial Officer and Chief Accounting
                                                    Officer
Michael S. McCord.........................  53    Director

     Each director is elected to serve until the next Annual Meeting of Stockholders or until his or her successor is elected and shall have qualified. Of the directors named in the above table, none was elected by the stockholders of the Company, all being elected by the Board to fill a vacancy. Each officer of the Company is elected by the Board of Directors to serve at the discretion of the Board.

BUSINESS HISTORY

     Robert Stutman was elected Chairman of the Board and a director of SAT on April 18, 1996 and designated as its Chief Executive Officer. For more than five years prior thereto, he has been serving as the President of Robert Stutman & Associates, Inc. ("RSA"), a provider of corporate "Drug-Free Workplace" programs. Prior to forming RSA, he was Special Agent in charge of the New York office of the United States Drug Enforcement Administration. He also currently serves as a special consultant in substance abuse for the CBS News Division. USAT acquired RSA on May 21, 1996. On May 31, 1996, he was elected as a director and Chairman of the Board of the U.S. Drug and designated as its Chief Executive Officer, which designation continued in effect until May 23, 1997.

     Linda H. Masterson has had substantial experience in marketing, sales and business development in the medical diagnostics, healthcare and biotechnology fields. She was elected a director of SAT on September 26, 1995. Effective May 13, 1996, she became the President and Chief Operating Officer of SAT. Effective November 19, 1996, she relinquished her duties as Chief Operating Officer in order to devote more time to supervising the development program of U.S. Drug and the operations of the Alcohol Products and BioTox Divisions of SAT. On May 31, 1996, she was elected as a director of U.S. Drug and became its President and Chief Operating Officer on July 31, 1996. On May 23, 1997, she resigned as the President of SAT in order to become Chief Executive Officer of U.S. Drug as part of the program to study the feasibility of separating the interlocking relationships between SAT and U.S. Drug. Until May 13, 1996, she was employed as the Executive Vice President of Cholestech, Inc., a start-up diagnostic company, for which she developed and restructured the company business strategy. In 1993, Ms. Masterson founded Masterson & Associates, a company of which she was the President and owner until she joined Cholestech, Inc. in May 1994, which was engaged in the business of providing advice to start-up companies including the preparation of technology and market assessments and the preparation of strategic and five-year business plans for biotech, medical device, pharmaceutical and software applications companies. From 1992 to 1993, Ms. Masterson was employed as the Vice President of Marketing and Sales of BioStar, Inc., a start-up biotech company focused on the commercialization of a new detection technology applicable to both immunoassay and hybridization based systems. From 1989 to 1992, she was employed as Senior Vice President of Marketing, Sales and Business Development by Gen-Probe, Inc., a specialized genetic probe biotechnology company focused on infectious diseases, cancer and therapeutics. Prior to 1989, Ms. Masterson was employed for 12 years in various domestic and international marketing and sales positions at Johnson & Johnson, Inc., Baxter International Inc. and Warner Lambert Co. Ms. Masterson has a BS in Medical Technology from the University of Rhode Island, an

MS in Microbiology/Biochemistry from the University of Maryland and attended the Executive Advanced Management Program at the Wharton School of Business at the University of Pennsylvania.

     Steven J. Kline joined U.S. Drug as Director of Research in July 1994 and became its Vice President, Research in January 1995 (the title being changed to Vice President, Research and Development in May 1996), a position he still holds. From 1984 to July 1994, he served Abbott Laboratories in various chemical research positions, the last being R&D Section Head, Abused Drugs/Toxicology Business Unit, Diagnostics Division. Mr. Kline holds a B.S. in chemistry from the University of Maryland and a Ph.D in medicinal chemistry from the University of Florida. From March 25, 1997 to May 23, 1997, he also served as Vice President, Research and Development of SAT, an officership he resigned as part of the program to study the feasibility of separating the interlocking relationships between SAT and U.S. Drug.

     Robert Muccini was elected on February 17, 1997 as Vice President, Finance and Treasurer of SAT and designated Chief Financial Officer and Chief Accounting Officer of SAT effective with the then anticipated resignation of Dennis A. Wittman (who had served since September 5, 1996) as a result of the then intended relocation of SAT's Finance and Accounting Department from Rancho Cucamonga, California to the corporate headquarters in Fort Lauderdale, Florida, which resignation and, accordingly, Mr. Muccini's election and designation became effective February 25, 1997. In anticipation of such contemplated relocation, he joined SAT on December 16, 1996. From May 1996 until he joined SAT, Mr. Muccini was a consultant on accounting matters to Precision Response Corporation, a provider of telemarketing services. From December 1994 to April 1996, he was Chief Financial Officer of Expert Software, Inc., a developer of consumer software. From November 1991 to July 1994, he was Vice President of Finance of Bird Corporation, a building products manufacturer and environmental services provider. From 1983 to 1990, he was Senior Vice President of Finance of MicroAmerica, Inc. (now Merisel, Inc.), computer distributor. From 1981 to 1983, he was Controller and Chief Financial Officer of Hyde Athletic Industries, an importer and distributor of athletic Footwear. From 1979 to 1981, he was Controller and Treasurer of Stride-Rite Corporation, also an importer and distributor of athletic footwear. From 1967 to 1979, he was an accounting manager in the Construction Products Division of W.R. Grace & Company. Mr. Muccini holds a B.S./B.A. degree in accounting from Northeastern University. Effective February 25, 1997, Mr. Muccini was elected Vice President, Finance and Treasurer of U.S. Drug and designated as its Chief Financial Officer and Chief Accounting Officer.

     Michael S. McCord is the owner of McCord Investments, a sole proprietorship formed in 1980 which primarily invests in various capital markets. Mr. McCord is also a stockholder, director and officer of McCord Brothers, Inc., and a partner of McCord Brothers Partnership, a privately-owned company and partnership, respectively, each of which invests in oil, gas and real estate properties. From 1974 to 1980, Mr. McCord served as Financial Vice President of the Wedge Group, a privately held holding company which acquired and held control of international multi-industry (including agricultural, construction, energy, manufacturing and service) companies with aggregate revenues in excess of $1 billion. On May 31, 1996, he was elected as a director of U.S. Drug. He is a stockholder in the Company, SAT and Good Ideas and has been a director of U.S. Drug since October 22, 1996, having previously served as a consultant to SAT's Board of Directors from October 12, 1996 until his election as a director from October 12, 1996 until his election as a director.

FAMILY RELATIONSHIPS

     There are no family relationships among the directors and executive officers of U.S. Drug.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 furnished to U.S. Drug under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to fiscal 1997, U.S. Drug as is not aware of any director or officer of U.S. Drug who failed to file on a timely basis, as disclosed in such forms, reporting required by Section 16(a) of the Exchange Act during fiscal 1997 or prior years. As of March 31, 1997, U.S. Drug is not aware of any beneficial owner of 10% or more of the U.S. Drug

Common Stock other than SAT which has advised U.S. Drug that it had no transactions in the U.S. Drug Common Stock during fiscal 1997.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table provides certain summary information concerning compensation paid or accrued by U.S. Drug to the sole executive officer of the Company whose total annual salary and bonus exceeded $100,000 during fiscal 1997. During fiscal 1997, the Company did not pay any compensation to either James C. Witham who served as Chief Executive Officer from April 1, 1996 to May 31, 1996 and Robert M. Stutman who served during the balance of fiscal 1997.

                                               ANNUAL COMPENSATION
                                       ------------------------------------    LONG TERM COMPENSATION
                                                                     OTHER    -------------------------
                                                                    ANNUAL    SECURITIES       ALL
                                                                    COMPEN-   UNDERLYING      OTHER
NAME AND PRINCIPAL POSITION            YEAR    SALARY     BONUS     SATION     OPTIONS     COMPENSATION
---------------------------            ----   --------   --------   -------   ----------   ------------
Steven J. Kline......................  1997   $125,000   $     --   $    --     50,000       $    --
  Vice President, Research             1996    117,000         --        --     10,000            --
  and Development                      1995     63,231         --        --      5,000

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     There were no grants of stock options or stock appreciation rights in fiscal 1997. There have been stock appreciation rights granted in U.S. Drug.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     There were no stock options outstanding at March 31, 1997 and, as indicated in the preceding section, stock appreciation rights have never been granted in U.S. Drug.

REPORT REPRICING OF OPTIONS/SAR'S

     There was no repricing of options or stock appreciation rights during fiscal 1997.

OTHER COMPENSATION

     U.S. Drug currently has no pension plan in effect and has in effect no stock option plan, no restricted stock plan, no stock appreciation rights nor any other long-term incentive plan under which grants or allocations may be made in fiscal 1997 or thereafter.

DIRECTOR COMPENSATION

     U.S. Drug had a policy to pay each director who was not a compensated officer of U.S. Drug $1,000 for each Board meeting attended. Such policy has been suspended.

EMPLOYMENT CONTRACTS

     Douglas G. Allen was employed as the President of U.S. Drug under a three-year employment agreement through February 1996 at a base annual salary which was $160,000 for the final year. At the conclusion of the contract period, Mr. Allen's employment was continued without benefit of new contract at an annual salary of $170,000. As additional consideration he had received Common Stock purchase warrants expiring February 28, 1998 and February 29, 1999 to purchase 10,000 and 20,000 shares, respectively, of the SAT Common Stock at $1.63 per share, which exercise price was the fair market value on the date of exercise. These warrants were exercised in May 1996. Mr. Allen also received a monthly automobile allowance. The employment arrangement was terminable upon 45 days' notice and was terminated effective July 31, 1996. He was succeeded by Linda H. Masterson, a director of U.S. Drug and of SAT.

     Clifford D. Bennett was employed under a three-year employment agreement that expired in September 1995. During his employment, he was granted Common Stock purchase warrants expiring May 1, 1998 to purchase 5,000 shares of the SAT Common Stock at $2.19 per share and 7,500 shares of the SAT Common Stock at $2.50 per share. Both of these exercise prices were equal to the fair market value of the SAT Common Stock on the respective date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth, as of June 30, 1997, certain information with respect to (1) any person who beneficially owned more than 5% of the U.S. Drug Common Stock, (2) each director of U.S. Drug, (3) the Chief Executive Officer of U.S. Drug; (4) the only executive officer of U.S. Drug whose total annual salary and bonus exceeded $100,000 in fiscal 1997; and (5) all directors and executive officers as a group. Each beneficial owner who is a natural person has advised U.S. Drug that he or she has sole voting and investment power as to the shares of the U.S. Drug Common Stock reported in the table, except that, with respect to the beneficial ownership of SAT's shares, the voting and investment power is shared by the seven directors of SAT, a majority of whom must approve any vote or disposition of each shares.

                                                               NUMBER OF SHARES           PERCENTAGE OF
NAME AND ADDRESS                                                OF COMMON STOCK            COMMON STOCK
OF BENEFICIAL OWNER                                          BENEFICIALLY OWNED   BENEFICIALLY OWNED(1)
-------------------                                          ------------------   ---------------------
Substance Abuse Technologies, Inc..........................      5,268,203                75.4%
  4517 N.W. 31st Avenue
  Ft. Lauderdale, FL 33309
Robert Stutman(2)..........................................      5,268,203(3)             75.4
  4517 N.W. 31st Avenue
  Ft. Lauderdale, FL 33309
Linda H. Masterson(4)......................................            -0-                 -0-
  10410 Trademark Street
  Rancho Cucamonga, CA 91730
Michael S. McCord(5).......................................         36,000                 nil
  2001 Kirby Drive
  Suite 701
  Houston, TX 77019
Steven J. Kline(6).........................................            -0-                 -0-
  10410 Trademark Street
  Rancho Cucamonga, CA 91730
All directors and executive officers as a group (4
  persons).................................................         36,000                 nil

---------------

(1) The percentages computed in this column of the table are based upon 6,990,103 shares of the U.S. Drug Common Stock outstanding on June 30, 1997. No effect is given, pursuant to Rule 13(d)(i) under the Exchange Act, to shares issuable upon the exercise of the U.S. Drug Common Stock purchase Warrants held because no person named in the table owns such a warrant.
(2) Chairman of the Board and a director of U.S. Drug since May 31, 1996, and Chief Executive Officer of U.S. Drug from May 31, 1996 to May 23, 1997, as well as an executive officer and director of SAT since April 18, 1996.
(3) Mr. Stutman, as the Chairman of the Board, the Chief Executive Officer and a director of SAT, may be deemed to be the beneficial owner of the SAT shares of the U.S. Drug Common Stock. See, however, the introductory paragraph to this section.

(4) A director of U.S. Drug since May 31, 1996; effective August 1, 1996, its President; and, effective May 23, 1997, its Chief Executive Officer. She has served as a director of SAT since September 26, 1996 and as its President from May 13, 1996 to May 23, 1997.
(5) A director of U.S. Drug since May 31, 1996 and a director of SAT since October 22, 1996 (formerly a consultant to the SAT Board from September 26, 1995 to October 22, 1996).
(6) Vice President, Research and Development of U.S. Drug and the only executive officer of U.S. Drug who received $100,000 in compensation during fiscal 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the sections "Material Contracts," "Relationships with SAT" and "Loans from U.S. Drug to SAT" in Items 1 and 10 to this Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS:

     The U.S. Drug's financial statements appear in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP.................................  F-1
Report of Wolintz, Gottlieb & Lafazan PC....................  F-2
Balance Sheet as of March 31, 1997 and 1996.................  F-3
Statements of Operations for the years ended March 31, 1997,
  1996 and 1995 and for the Period from October 8, 1992
  (inception) to March 31, 1997.............................  F-4
Statements of Stockholders' (Deficit) Equity for the years
  ended March 31, 1997, 1996 and 1995 and for the Period
  from October 8, 1992 (inception) to March 31, 1997........  F-5
Statements of Cash Flows for the years ended March 31, 1997,
  1996 and 1995 and for the Period from October 8, 1992
  (inception) to March 31, 1997.............................  F-6
Notes to Financial Statements...............................  F-7

(2) FINANCIAL STATEMENT SCHEDULES

     Financial Statement Schedules are omitted as they are not required, are inapplicable, or the information is included in the financial statement or notes thereon.

(3) EXHIBITS

     All of the following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement filed under the Securities Act or a periodic report filed by the Company or SAT pursuant to
Section 13 or 15(d) of the Exchange Act. If no footnote reference is made, the exhibit is filed with this Report.

EXHIBIT
 NUMBER                                   EXHIBITS
--------                                  --------
 2(b)      --   Agreement and Plan of Merger dated as of April 23, 1996 by and among SAT, U.S. Drug Acquisition Corp. and U.S. Drug.(6)
 2(b)(1)   --   Agreement and Plan of Merger dated as of February 17, 1997 by and among SAT, U.S. Drug Acquisition Corp. and U.S. Drug.
 3(a)      --   Copy of Certificate of Incorporation of U.S. Drug as filed in Delaware on October 8, 1992.(2)
 3(a)(1)   --   Copy of Amendment to the Certificate of Incorporation as
                filed in Delaware on October 13, 1992.(1)
 3(b)      --   Copy of By-Laws of U.S. Drug.(1)
10(a)      --   Copy of License Agreement dated January 24, 1992 by and
                between the USN and USAT. (Confidential Treatment Requested for Exhibit.)(1)
10(a)(1)   --   Copy of Amendment dated March 15, 1994 to License Agreement filed as Exhibit 10(a) hereto.(6)
10(a)(2)   --   Copy of Amendment dated June 16, 1995 to License Agreement filed as Exhibit 10(a) hereto.(6)
10(a)(3)   --   Copy of Letter dated May 15, 1995 from the USN to SAT.(6)
10(b)      --   Copy of Assignment dated as of January 1, 1993 between U.S.
                Drug and USAT of Licensing Agreement filed as Exhibit 10(a)
                hereto.(1)
10(b)(1)   --   Copy of Amended Sublicense Agreement dated September 23,
                1993 superseding the Assignment filed as Exhibit 10(b)
                hereto.(6)

EXHIBIT
 NUMBER                                   EXHIBITS
--------                                  --------
           --
10(b)(2)        Copy of Approval dated September 24, 1993 by the USN of
                Amended Sublicense Agreement filed as Exhibit 10(b)
                hereto.(6)
10(c)      --   Copy of Cooperative Research Agreement (the "CRDA
                Agreement") dated April 16, 1992 by and between Naval
                Research Laboratory Section, United States Department of the
                Navy, and SAT.(1)
10(d)      --   Copy of Management Agreement dated April 1, 1993 by and
                between U.S. Drug and SAT.(1)
10(d)(1)   --   Copy of Amendment dated July 20, 1993 to Management Services filed as Exhibit 10(d) hereto.(1)
10(e)      --   Copy of Lease expiring January 31, 1997 by and between
                Rancho Cucamonga Business Park as landlord and SAT as
                tenant.(2)
10(e)(1)   --   Copy of Lease Modification Agreement to Lease filed as
                Exhibit 10(e) hereto.(4)
10(e)(2)   --   Copy of Sub-Lease Agreement dated as of January 1, 1993 by and between SAT as sublandlord and U.S. Drug as
                subtenant.(1)
10(f)      --   Form of Warrant Agreement by and between U.S. Drug and
                Baraban Securities, Incorporated.(1)
10(f)(1)   --   Form of Common Stock purchase warrant expiring October 13,
                1998 of U.S. Drug.(1)
10(g)      --   Copy of U.S. Drug's 1994 Stock Option/Stock Issuance
                Plan.(4)
10(g)(1)   --   Form of Stock Option expiring October 2, 2004 of U.S.
                Drug.(4)
10(h)      --   Copy of Employment Agreement dated March 1, 1993 between
                Doug Allen, SAT and U.S. Drug.
10(i)      --   Copy of Employment Agreement dated September   , 1992
                between Clifford D. Bennett and U.S. Drug.(6)
16         --   Letter dated November 16, 1995 from Wolinetz, Gottlieb &
                Lafazan, P.C. to the Securities and Exchange Commission
                relating to SAT.(5)

---------------

(1) Filed as an exhibit to U.S. Drug's Registration Statement on Form SB-2, File No. 33-617186, and incorporated herein by this reference.
(2) Filed as an exhibit to SAT's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by this reference.
(3) Filed as an exhibit to SAT's Registration Statement on Form S-1, File No. 33-47855, and incorporated herein by this reference.
(4) Filed as an exhibit to U.S. Drug's Registration Statement on Form S-B, File No. 33-89346.
(5) Filed as an exhibit to SAT's' Current Report on Form 8-K/A filed on November 22, 1995 and incorporated herein by this reference.
(6) Filed as an exhibit to U.S. Drug's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 12, 1997.

                                          U.S. DRUG TESTING, INC.
                                          (Registrant)

                                          By:    /s/ LINDA H. MASTERSON
                                            ------------------------------------
                                                     Linda H. Masterson
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on July 12, 1997.

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----
              /s/ LINDA H. MASTERSON                 Principal Executive Officer and a
---------------------------------------------------    director
                Linda H. Masterson

                /s/ ROBERT MUCCINI                   Principal Financial and Accounting
---------------------------------------------------    Officer
                  Robert Muccini

               /s/ MICHAEL S. MCCORD                 Director
---------------------------------------------------
                 Michael S. McCord

               /s/ ROBERT M. STUTMAN                 Director
---------------------------------------------------
                 Robert M. Stutman

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
U.S. Drug Testing, Inc.

     We have audited the accompanying balance sheet of U.S. Drug Testing, Inc. (a development stage enterprise) (the "Company") as of March 31, 1997 and 1996, and the related statements of operations, stockholders' (deficit) equity, and cash flows for each of the two years in the period ended March 31, 1997, and for the period October 8, 1992 (inception) through March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of and for the year ended March 31, 1995, and for the period October 8, 1992 (inception) through March 31, 1995, were audited by other auditors whose report dated May 26, 1995, expressed an unqualified opinion on those statements. The financial statements for the period October 8, 1992 (inception) through March 31, 1995 include total costs and expenses and net loss of $4,497,000 and $4,850,000, respectively. Our opinion on the statements of operations, and cash flows for the period October 8, 1992 (inception) through March 31, 1997, insofar as it relates to amounts for prior periods through March 31, 1995, is based solely on the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Drug Testing, Inc. at March 31, 1997 and 1996, and the results of its operations and its cash flows for the year then ended and the period from October 8, 1992 (inception) through March 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that U.S. Drug Testing, Inc. will continue as a going concern. As more fully described in
Note 2, the Company has incurred recurring operating losses and at March 31, 1997, has a working capital deficiency and a deficiency in stockholders' equity. Additionally, the working capital requirements of the Company have been and continue to be provided by the Company's parent, Substance Abuse Technologies, Inc. Substance Abuse Technologies, Inc. has also incurred recurring operating losses and at March 31, 1997, has a working capital deficiency and a deficiency in stockholders' equity. The aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Miami, Florida
July 3, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
U.S. Drug Testing, Inc.
Rancho Cucamonga, California

     We have audited the accompanying statements of operations, stockholders' (deficit) equity and cash flows for the year ended March 31, 1995 and the period from October 8, 1992 (inception) through March 31, 1995 of U.S. Drug Testing, Inc. (a Development Stage Enterprise). These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the statements referred to above present fairly, in all materials respects, the results of operations and cash flows of U.S. Drug Testing, Inc. for the year ended March 31, 1995 and the period from October 8, 1992 (inception) through March 31, 1995, in conformity with generally accepted accounting principles.

                                              WOLINETZ, GOTTLIEB & LAFAZAN, P.C.

Rockville Centre, New York
May 26, 1995

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                     MARCH 31
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $       --   $  249,047
  Note receivable -- parent.................................          --      282,295
  Prepaid expenses and other current assets.................      49,996      120,802
                                                              ----------   ----------
          Total current assets..............................      49,996      652,144
Property and equipment, net.................................     505,799      483,039
Patents and other assets, net...............................      40,152       40,207
                                                              ----------   ----------
                                                              $  595,947   $1,175,390
                                                              ==========   ==========
                   LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Book overdraft............................................  $  119,514   $       --
  Accounts payable..........................................     216,687       71,285
  Accrued expenses..........................................      16,340       22,920
  Current portion of capital lease obligations..............      25,494       21,059
  Note payable -- parent....................................   1,668,179           --
                                                              ----------   ----------
          Total current liabilities.........................   2,046,214      115,264
Capital lease obligations...................................     123,419        3,239
                                                              ----------   ----------
                                                               2,169,633      118,503
Commitments and contingencies
Stockholders' (deficit) equity:
  Common stock, $.001 par value; 50,000,000 shares
     authorized, 5,221,900 shares issued and outstanding at
     March 31, 1997 and 1996................................       5,222        5,222
  Additional paid-in capital................................   7,542,401    7,542,401
  Deficit accumulated in the development stage..............  (9,121,309)  (6,490,736)
                                                              ----------   ----------
          Total stockholders' (deficit) equity..............  (1,573,686)   1,056,887
                                                              ----------   ----------
                                                              $  595,947   $1,175,390
                                                              ==========   ==========

                            See Accompanying Notes.

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                                          CUMULATIVE
                                                                                             FROM
                                                                                          OCTOBER 8,
                                                                                             1992
                                                       YEARS ENDED MARCH 31             (INCEPTION) TO
                                              ---------------------------------------      MARCH 31
                                                 1997          1996          1995            1997
                                              -----------   -----------   -----------   --------------
Revenues....................................  $        --   $        --   $        --      $        --
Costs and expenses:
  Selling, general and administrative
     expenses...............................      268,668       318,510       475,400        1,813,079
  Research and development..................    1,735,449       949,439     1,261,219        4,765,339
  Depreciation and amortization.............      143,634       143,969       162,871          559,658
  Interest expense-parent...................       23,095            --         3,319           61,260
  Management fees-parent....................      420,000       420,000       420,000        1,680,000
  Interest expense..........................        5,822        71,882        40,640          118,344
                                              -----------   -----------   -----------      -----------
          Total costs and expenses..........    2,596,668     1,903,800     2,363,449        8,997,680
                                              -----------   -----------   -----------      -----------
Loss from operations........................   (2,596,668)   (1,903,800)   (2,363,449)      (8,997,680)
Other income (expense):
  Interest income...........................           --       104,787       245,139          435,621
  Loss on sale of fixed assets..............      (33,905)           --            --          (33,905)
  Gain (loss) on sale of marketable
     securities.............................           --        76,441      (234,307)        (627,512)
  Interest income-parent....................           --        81,767        20,400          102,167
                                              -----------   -----------   -----------      -----------
          Total other income (expense)......      (33,905)      262,995        31,232         (123,629)
                                              -----------   -----------   -----------      -----------
Net loss....................................  $(2,630,573)  $(1,640,805)  $(2,332,217)     $(9,121,309)
                                              ===========   ===========   ===========      ===========
Weighted average common shares
  outstanding...............................    5,221,900     5,221,900     5,221,900
                                              ===========   ===========   ===========
Net loss per common share...................  $      (.50)  $      (.31)  $      (.45)
                                              ===========   ===========   ===========

                            See Accompanying Notes.

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
          FOR THE PERIOD OCTOBER 8, 1992 (INCEPTION) TO MARCH 31, 1997

                                                                           DEFICIT
                                                                         ACCUMULATED
                                                            ADDITIONAL     IN THE
                                                   COMMON    PAID-IN     DEVELOPMENT
                                                   STOCK     CAPITAL        STAGE         TOTAL
                                                   ------   ----------   -----------   -----------
Balance at October 8, 1992.......................  $  --    $       --   $        --   $        --
  Issuance of 3,500,000 shares of common stock
     for value of assets transferred from
     parent......................................  3,500       445,186            --       448,686
  Net loss for the period ended March 31, 1993...     --            --      (257,422)     (257,422)
                                                   ------   ----------   -----------   -----------
Balance at April 1, 1993.........................  3,500       445,186      (257,422)      191,264
  Sale of 1,721,900 shares of common stock in
     connection with initial public offering, net
     of offering costs of $1,510,663.............  1,722     7,097,215            --     7,098,937
  Net loss for the year ended March 31, 1994.....     --            --    (2,260,292)   (2,260,292)
                                                   ------   ----------   -----------   -----------
Balance at March 31, 1994........................  5,222     7,542,401    (2,517,714)    5,029,909
  Net loss for the year ended March 31, 1995.....     --            --    (2,332,217)   (2,332,217)
                                                   ------   ----------   -----------   -----------
Balance at March 31, 1995........................  5,222     7,542,401    (4,849,931)    2,697,692
  Net loss for the year ended March 31, 1996.....     --            --    (1,640,805)   (1,640,805)
                                                   ------   ----------   -----------   -----------
Balance at March 31, 1996........................  5,222     7,542,401    (6,490,736)    1,056,887
  Net loss for the year ended March 31, 1997.....     --            --    (2,630,573)   (2,630,573)
                                                   ======   ==========   ===========   ===========
Balance at March 31, 1997........................  $5,222   $7,542,401   $(9,121,309)  $(1,573,686)
                                                   ======   ==========   ===========   ===========

                            See Accompanying Notes.

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                      CUMULATIVE FROM
                                                                                      OCTOBER 8, 1992
                                                     YEARS ENDED MARCH 31             (INCEPTION) TO
                                            ---------------------------------------      MARCH 31
                                               1997          1996          1995            1997
                                            -----------   -----------   -----------   ---------------
OPERATING ACTIVITIES
Net loss..................................  $(2,630,573)  $(1,640,805)  $(2,332,217)    $(9,121,309)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization...........      143,634       143,969       162,871         559,658
  Disposal of property and equipment......       33,905            --        25,475          59,380
  (Gain) loss on marketable securities....           --       (76,441)      234,307         627,512
  Amortization of bond discount...........           --          (779)       (3,116)         (4,855)
  Changes in operating assets and
     liabilities:
     Change in prepaid expenses and other
       current assets.....................       20,203       (55,505)      (23,467)       (100,599)
     Change in other assets...............        1,174         2,502         7,507          (3,819)
     Change in bank overdraft.............      119,514            --            --         119,514
     Change in accounts payable...........      199,761        20,510        (4,075)        271,046
     Change in accrued expenses...........       (6,580)      (49,868)       49,729          16,340
                                            -----------   -----------   -----------     -----------
Net cash used by operating activities.....   (2,118,962)   (1,656,417)   (1,882,986)     (7,577,132)
INVESTING ACTIVITIES
Sale of marketable securities.............           --     3,285,625            --       3,285,625
Purchase of marketable securities.........           --            --            --      (3,908,281)
Purchases of property and equipment.......      (52,540)      (21,514)      (99,262)       (537,397)
Additional patent costs...................           --       (15,687)       (9,635)        (37,836)
                                            -----------   -----------   -----------     -----------
Net cash provided (used) by investing
  activities..............................      (52,540)    3,248,424      (108,897)     (1,197,889)
FINANCING ACTIVITIES
Sales of common stock.....................           --            --            --       8,621,226
Expenses of stock offering................           --            --            --      (1,510,663)
Payments of loan to parent................           --    (1,428,538)     (488,519)     (1,917,057)
Payment of loan by parent.................           --     1,634,762            --       1,634,762
Proceeds of loan payable -- parent........    1,668,179            --            --       3,250,256
Payment of loan payable -- parent.........           --            --       (81,121)     (1,299,782)
Proceeds of note receivable -- parent.....      282,295            --            --              --
Proceeds of capital leases................           --            --        11,707         101,572
Payments of capital leases................      (28,019)      (28,960)      (38,330)       (105,293)
Proceeds of brokerage loan payable........           --     1,000,000     1,674,683       2,674,683
Payments of brokerage loan payable........           --    (2,569,592)     (105,091)     (2,674,683)
                                            -----------   -----------   -----------     -----------
Net cash provided (used) by financing
  activities..............................    1,922,455    (1,392,328)      973,329       8,775,021
                                            -----------   -----------   -----------     -----------
Increase (decrease) in cash and cash
  equivalents.............................     (249,047)      199,679    (1,018,554)             --
Cash and cash equivalents at beginning of
  period..................................      249,047        49,368     1,067,922              --
                                            ===========   ===========   ===========     ===========
Cash and cash equivalents at end of
  period..................................  $        --   $   249,047   $    49,368     $        --
                                            ===========   ===========   ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH
  INFORMATION:
Cash paid for interest....................  $     5,873   $    71,882   $    43,959     $   156,560
                                            ===========   ===========   ===========     ===========
Noncash financing activities:
  Value of common stock issued for the
     transfer of assets at carrying value
     from parent..........................  $        --   $        --   $        --     $   437,060
                                            ===========   ===========   ===========     ===========

                            See Accompanying Notes.

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

     U.S. Drug Testing, Inc. (U.S. Drug) was incorporated on October 8, 1992 under the laws of the State of Delaware as a wholly-owned subsidiary of Substance Abuse Technologies, Inc. ("SAT" or "Parent"), formally U.S. Alcohol Testing of America, Inc., a publicly-owned corporation and, at June 30, 1997, is a 75.4% owned subsidiary of SAT. U.S. Drug commenced activities on January 1, 1993 and is engaged in the design of certain patented technology known as the "Flow Immunosensor" developed by U.S. Navy Department scientists for the detection of drugs of abuse. As U.S. Drug is devoting its efforts to research and the development of its products and there has been no revenue generated from product sales as yet, U.S. Drug's financial statements are presented as statements of a development stage enterprise.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets which range from 5 to 13 years. Expenditures for maintenance and repairs are charged to expense as incurred whereas major betterments and renewals are capitalized. Property and equipment under capital leases are included with property and equipment and amortization of these assets are included in depreciation expense.

PATENTS

     The cost of patents is being amortized over its expected useful life of 17 years using the straight-line method. At March 31, 1997 and 1996, accumulated amortization of patents was approximately $2,600 and $4,000, respectively.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred.

ACCOUNTING FOR STOCK BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or above the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for employee stock option grants.

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NET LOSS PER COMMON SHARE

     Loss per common share is based upon the weighted average number of common shares outstanding during the periods reported. Common stock equivalents have not been included in this calculation since their inclusion would be antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128, which applies to entities with publicly held common stock, simplifies the standard for computing earnings per share previously required in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international earnings per share standards. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. Management is currently reviewing the provisions of SFAS No. 128; however, it does not believe that adoption of this new accounting pronouncement will have a material impact on the calculation and presentation of earnings per share.

INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting For Income Taxes. In accordance with SFAS No. 109, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

RECLASSIFICATION

     Certain prior year balances have been reclassified to conform with the current year's presentation.

2.  CONTINUING OPERATIONS

     The Company has incurred recurring operating losses and at March 31, 1997 has a deficiency in working capital of approximately $2,000,000 and a deficiency in stockholders' equity of approximately $1,600,000. To increase working capital, in June 1997, the Company converted outstanding indebtedness to SAT of approximately $2,000,000 into shares of the Company's stock. However, the Company will require additional capital to continue the research, development and ultimate manufacture and marketing of its product and to fund its working capital requirements for the next 12 months.

     Additionally, on a consolidated basis, SAT reported a net loss of $15,443,814 for the year ended March 31, 1997 and has a working capital deficiency and a deficiency in stockholders' equity. These conditions raise substantial doubt about Substance Abuse Technologies, Inc.'s ability to continue as a going concern. Because of the aforementioned conditions relating to Substance Abuse Technologies, Inc., and the uncertainties surrounding its plans to address its liquidity problems, the parent company's actions could have a substantial effect on the Company's assets.

     The aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects, if any, on the on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     SAT has funded U.S. Drug and continues to provide working capital as needed. In May 1997, the Board of Directors of SAT also authorized the purchase of 2,000,000 shares of U.S. Drug Common Stock for $2,500,000; however such potential investment has been delayed pending additional financing by SAT. SAT has also initiated a program to have U.S. Drug seek its own financing, with an equity investment, debt

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

financing or some combination. In connection with this program, SAT intends to acquire the Common Stock of U.S. Drug owned by the minority shareholders by exchanging shares of SAT's common stock for U.S. Drug Common Stock. In addition to seeking a strategic partner, SAT also plans to seek independent directors for U.S. Drug and establish an independent management team. There can be no assurance that any of these additional sources of financing will be available and, in such event, U.S. Drug will not be able to complete its research and development on a timely basis.

3.  PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                                   MARCH 31
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
Furniture, Fixtures and Equipment...........................  $363,229   $268,182
Test Equipment..............................................   400,798    386,909
Leasehold Improvements......................................   208,822    208,822
                                                              --------   --------
                                                               972,849    863,913
Less: Accumulated Depreciation..............................   467,050    380,874
                                                              ========   ========
                                                              $505,799   $483,039
                                                              ========   ========

4.  NOTES TO/FROM PARENT

     Note Payable -- Parent at March 31, 1997 represents a loan made to the Company by SAT. At the May 1997 meeting of the SAT Board of Directors, the board agreed to convert the outstanding indebtedness, inclusive of interest as of June 24, 1997 into 1,768,202 shares of the Company's Common Stock. As a result, SAT's ownership interest in U.S. Drug was increased to 75.4%.

     Note Receivable -- Parent at March 31, 1996 represents a demand loan made to SAT which matured on December 31, 1996. The note bore interest at a rate of 8% per annum. The note was secured by SAT's shares in the Company. SAT repaid the loan in full during the quarter ended September 30, 1996.

5.  CAPITAL LEASES

     The Company owns certain equipment under lease that are classified as capital leases. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 1997:

1998........................................................  $ 47,739
1999........................................................    42,303
2000........................................................    42,303
2001........................................................    42,303
2002........................................................    31,728
                                                              --------
Total minimum lease payments................................   206,376
Less amount representing interest...........................   (57,463)
                                                              --------
Present value of minimum lease payment (including current
  portion of $25,494).......................................  $148,913
                                                              ========

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6.  STOCKHOLDERS' EQUITY

COMMON STOCK

     On October 5, 1993, U.S. Drug completed an initial public offering of its Common Stock. U.S. Drug sold 1,500,000 shares at $5.00 per share and netted approximately $6,143,000. In November 1993, an additional 221,900 shares were sold pursuant to the offering's over-allotment provision and U.S. Drug netted an additional $956,000. As a result of the sales of these securities, SAT had its ownership reduced from 100% to 67.0%.

     In connection with the offering, the underwriters were granted, for a nominal fee, five-year Common Stock Purchase Warrants entitling the underwriters to purchase up to 150,000 shares at $7.50 per share.

     During May, 1996 SAT filed a Registration Statement on Form S-4 under the Securities Act of 1933, as amended, in an attempt, through a consent solicitation, to acquire the Common Stock of U.S. Drug owned by the minority interest and thereby own 100% of U.S. Drug's Common Stock. There can be no assurance that such solicitation will be successfully completed.

     On June 24, 1997, the Company converted $2,210,254 of indebtedness, inclusive of accrued interest, payable to SAT into 1,768,202 shares of the Company's Common Stock. As a result, SAT's ownership interest increased to 80%.

STOCK OPTION/STOCK ISSUANCE PLAN

     In September 1994, the stockholders ratified the 1994 Stock Option/Stock Issuance Plan which covers 500,000 shares of the Common Stock. Options granted under the Option Grant Program may be either incentive stock options designed to meet the requirements of Section 422 of the Internal Revenue Code or non-statutory options not intended to satisfy such requirements. The exercise price per share for incentive stock options will not be less than one hundred percent (100%) of the fair market value per share of the Common Stock on the grant date. For non-statutory options, the exercise price per share may not be less than eighty-five (85%) of such fair market value. No granted option will have a maximum term in excess of ten (10) years.

     In October 1994, the Board of Directors granted stock options to purchase 252,000 shares at an exercise price of $7.00 per share to certain officers, directors and key employees of U.S. Drug. A summary of stock option activity for the three years ended March 31, 1997 follows:

                                              INCENTIVE STOCK OPTIONS    NON-STATUTORY OPTIONS
                                              -----------------------   -----------------------
                                              NUMBER OF   PRICE RANGE   NUMBER OF   PRICE RANGE
                                               SHARES      PER SHARE     SHARES      PER SHARE
                                              ---------   -----------   ---------   -----------
Outstanding -- April 1, 1994................        --          --            --          --
  Granted...................................   242,000       $7.00        10,000       $7.00
  Canceled..................................   (24,000)       7.00            --          --
                                              --------       -----       -------       -----
Outstanding -- March 31, 1995...............   218,000        7.00        10,000        7.00
  Canceled..................................   (66,000)       7.00       (10,000)       7.00
                                              --------       -----       -------       -----
Outstanding -- March 31, 1996...............   152,000        7.00            --          --
  Canceled..................................  (152,000)       7.00            --          --
                                              ========       =====       =======       =====
Outstanding -- March 31, 1997...............        --       $  --            --       $  --
                                              ========       =====       =======       =====

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

7.  INCOME TAXES

     For income tax purposes, U.S. Drug has a net operating loss carry forward at March 31, 1997 of approximately $8,390,000 expiring in 2008 to 2012 if not offset against future federal taxable income. In addition, U.S. Drug has a capital loss carryover of approximately $625,000 which expires in 2001 if not offset against future capital gains.

     Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

                                                                  MARCH 31
                                                        1997        1996        1995
                                                      ---------   ---------   ---------
Computed "expected" tax benefit.....................  $ 869,000   $ 557,000   $ 713,000
Decrease in tax benefit resulting from net operating
  loss for which no benefit is currently
  available.........................................   (869,000)   (557,000)   (713,000)
                                                      =========   =========   =========
                                                      $      --   $      --   $      --
                                                      =========   =========   =========

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                                     MARCH 31
                                                                 1997         1996
                                                              ----------   ----------
Deferred tax assets:
  Net operating loss carryforwards..........................  $2,850,000   $1,981,000
  Capital loss carryforwards................................     213,600      213,600
                                                              ----------   ----------
                                                               3,063,600    2,194,600
Less:
  Valuation allowance under SFAS 109........................   3,063,600    2,194,600
                                                              ==========   ==========
Net deferred tax assets.....................................  $       --   $       --
                                                              ==========   ==========

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $3,063,600 valuation allowance at March 31, 1997 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $869,000.

8.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     U.S. Drug has entered into an agreement with SAT commencing January 1, 1993 and terminating on January 31, 1997, subject to two five-year renewal options, sub-leasing a portion of SAT's office and factory facilities in Rancho Cucamonga, California. In addition to rent, U.S. Drug will pay for its proportionate share of real estate taxes and other occupancy costs. Rent expense for the fiscal years ended March 31, 1997, 1996 and 1995 was $45,000, $36,000, and $54,000, respectively.

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Approximate future minimum payments under this sub-lease are summarized as follows:

Fiscal year ending March 31:
1998........................................................  $ 67,798
1999........................................................    67,798
2000........................................................    67,798
2001........................................................    67,798
2002........................................................    67,798
Thereafter..................................................    56,499
                                                              ========
                                                              $395,489
                                                              ========

SIGNIFICANT CONTRACTS

     Effective January 1, 1993 U.S. Drug entered into a sub-license agreement with SAT in which U.S. Drug sublicensed all of SAT's rights under a license agreement with the Department of the Navy (the License Agreement).

     SAT and the Department of the Navy on January 24, 1992 had entered into a ten-year agreement granting SAT a partial exclusive patent license to products for drug testing in the United States and certain foreign countries. In June 1995, SAT's License Agreement with the Department of Navy was renegotiated and amended to provide for minimum royalties of $100,000 per year commencing October 1, 1995 and terminating September 30, 2005. Additional royalties will be paid pursuant to a schedule based upon sales of products. U.S. Drug is a sub-licensee under this agreement from SAT and, accordingly, has an obligation to SAT for the royalty payments required by the License Agreement. Royalties expensed under the License Agreement by U.S. Drug were $100,000, $50,000 and $375,000 for the year ended March 31, 1997, 1996 and 1995, respectively.

9.  INTERCOMPANY ALLOCATIONS

     U.S. Drug is obligated to pay a fixed annual management fee of $420,000 plus three (3%) percent of its gross revenues to SAT. The agreement is through March 31, 1998. U.S. Drug paid $420,000 per year for the years ended March 31, 1997, 1996, and 1995. In addition, the Company is allocated overhead expenses such as rent, utilities, etc. based on estimated usage. Management believes this method of allocation is reasonable and represents management's best estimate of what expenses would have been on a stand alone basis.

                            U.S. DRUG TESTING, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                        FISCAL YEAR ENDED MARCH 31, 1997
                           EXHIBIT FILED WITH REPORT

  EXHIBIT                                                                       PAGE
  NUMBER                                   EXHIBIT                             NUMBER
  -------                                  -------                             ------
  2(b)(1)    --  Agreement and Plan of Merger dated as of February 17, 1997 by and among SAT, U.S. Drug Acquisition Corp. and U.S. Drug,
                 Inc.........................................................   E-2