Form 10-Q
period 1997-06-30
U S DRUG TESTING INC
filed 1997-08-21
CIK 910523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 1997

Commission File Number:             1-12362

                             U.S. DRUG TESTING, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                            #33-0539168
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification Number)

4517 N.W. 31st Avenue  Ft. Lauderdale  FL                               33049
 (Address of Principal Executive Offices)                             (Zip Code)

         (954)  739-9600
Registrant's Telephone Number, Including Area Code


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

As of August 14, 1997 - Common Stock, $.001 Par Value, - 7,297,260 shares

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                                  June 30,            March 31,
                                                       ASSETS                                       1997                1997
                                                       ------                                  --------------------------------
Current Assets:
  Cash and Cash Equivalents                                                                    $        -           $       -
  Prepaid Expenses and Other Current Assets                                                          50,025              49,996
                                                                                               ------------         -----------
Total Current Assets                                                                                 50,025              49,996

Property and Equipment, net                                                                         531,531             505,799

Patents and other assets, net                                                                        41,356              40,152
                                                                                               ============         ===========
    Total Assets                                                                               $    622,912         $   595,947
                                                                                               ============         ===========

                                         LIABILITIES AND STOCKHOLDERS'  DEFICIT

Current Liabilities:
  Bank Overdraft                                                                               $    166,078         $   119,514
  Accounts Payable                                                                                  375,869             216,687
  Accrued Expenses                                                                                   50,000              16,340
  Current Portion of Capital Leases                                                                  25,060              25,494
  Loan Payable - Parent                                                                                   -           1,668,179
                                                                                               ------------         -----------
    Total Current Liabilities                                                                       617,007           2,046,214
  Long term Portion of Capital Lease Obligations                                                    113,609             123,419
                                                                                               ------------         -----------
    Total Liabilities                                                                               730,616           2,169,633
Stockholders' Deficit:
Common Stock, $.001 Par Value; 50,000,000 Shares
  Authorized, 7,297,260 shares and 5,221,900 shares issued and outstanding at
  June 30, 1997 and March 31,1997, respectively                                                       7,297               5,222
  Additional Paid-In Capital                                                                     10,134,526           7,542,401
Deficit Accumulated in the Development Stage                                                    (10,249,527)         (9,121,309)
                                                                                               ------------         -----------
Total Stockholders' Deficit                                                                        (107,704)         (1,573,686)
                                                                                               ============         ===========
Total Liabilities and Stockholders' Deficit                                                    $    622,912         $   595,947
                                                                                               ============         ===========









    The accompanying notes are an integral part of the financial statements.

                             U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     Cumulative
                                              For the Three      For the Three    From Oct. 8, 1992
                                              Months Ended        Months Ended     (Inception) to
                                              June 30, 1997      June 30, 1996      June 30, 1997
                                               -----------         ---------         ------------

Revenues:                                      $         -         $       -         $          -
                                               -----------         ---------         ------------

Costs and Expenses:
General and Administrative Expenses                137,278            71,978            2,048,828
Research and Development                           529,842           162,778            5,196,710
Depreciation and Amortization                       16,730            19,843              576,388
Interest Expense - Parent                                -                 -               61,260
Management Fees - Parent                           409,838           105,000            2,089,838
Interest Expense                                         -               388              118,344
                                               -----------         ---------         ------------
Total Costs and Expenses                         1,093,688           359,987           10,091,368
                                               -----------         ---------         ------------

Loss from Operations                            (1,093,688)         (359,987)         (10,091,368)

Other Income/(Expense)                             (34,530)            4,016             (158,159)

                                               -----------         ---------         ------------
Net Loss                                       $(1,128,218)        $(355,971)        $(10,249,527)
                                               ===========         =========         ============

Weighted Average Common Shares Outstanding       5,221,900         5,221,900

Net Loss Per Common Share
                                               $      (.22)        $   (0.07)








     The accompanying notes are an integral part of the financial statements

                             U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   Cumulative
                                                            For the Three      For the Three    From Oct. 8, 1992
                                                             Months Ended      Months Ended      (Inception) to
                                                               June 30,          June 30,           June 30,
                                                                 1997              1996               1997
                                                             -----------         ---------         ------------
  Cash Flow from Operating Activities:
  Net Loss                                                   $(1,128,218)        $(355,971)        $(10,249,527)

  Adjustments to Reconcile  Net Loss to Net Cash
    Used by Operating Activities:
      Depreciation and Amortization                               16,730            19,843             576,388
      Disposal of Property and Equipment                               -                 -              59,380
      Unrealized (Gain) Loss on Marketable Securities                  -                 -             627,512
      Amortization of Bond Discount                                    -                 -              (4,855)

  Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Prepaid Expenses                         (29)            3,354            (100,628)
    (Increase) Decrease in Other Assets                           (1,204)              338              (5,023)
     Increase in Accounts Payable                                159,214            53,861             430,260
     Increase (Decrease) in Accrued Expenses                      33,660           (15,476)             50,000
                                                             -----------         ---------         -----------
       Net Cash Used by  Operating Activities                   (919,847)         (294,051)         (8,616,493)
                                                             -----------         ---------         -----------
  Cash Flow From Investing Activities:
     Sale of Marketable Securities                                     -                 -           3,285,625
     Purchases of Marketable  Securities                               -                 -          (3,908,281)
     Purchases of Property and Equipment                         (42,490)          (34,557)           (579,887)
     Additional Patent Costs                                     (37,836)
                                                             -----------         ---------         -----------
      Cash Used By Investing  Activities                         (42,490)          (34,557)         (1,240,379)
                                                             -----------         ---------         -----------
  Cash Flow From Financing Activities:
     Sales of Common Stock                                                                           8,621,226
     Increase Bank Overdraft                                      46,564                 -             166,078
     Expenses of Stock Offering                                        -                 -          (1,510,663)
     Payment of Loan to Parent                                         -                 -          (1,917,057)
     Repayment of Loan by Parent                                       -           120,952           1,634,762
     Proceeds of Loan Payable - Parent                           926,017                 -           4,176,273
     Payment of Loan Payable - Parent                                  -                 -          (1,299,782)
     Proceeds of Capital Leases                                        -                 -             101,572
     Payments of Capital Leases                                  (10,244)           (8,688)           (115,537)
     Proceeds of Brokerage Loan Payable                                -                 -           2,674,683
     Payments of Brokerage Loan Payable                                -                 -          (2,674,683)
                                                             -----------         ---------         -----------
  Net Cash Provided (Used) By Financing Activities               962,337           112,264           9,856,872
                                                             -----------         ---------         -----------

Decrease in Cash and Cash Equivalents                        $         -         $(216,344)

Cash and Cash Equivalents - Beginning of Period              $         -         $ 249,047

Cash and Cash Equivalents - End of Period                    $         -         $  32,703

Supplemental Disclosure of  Cash Information:
Cash Paid For Interest                                       $         -         $       -         $   156,560
                                                             ===========         =========         ===========

Non-Cash Financing Activities:
Value of Common Stock Issued
   to Parent for Forgiveness of Debt                         $ 2,594,200         $       -         $ 2,594,200
Value of Common Stock Issued for the Transfer
   of Assets at Carrying Value From Parent                   $         -         $       -         $   437,060

                                                             ===========         =========         ===========


    The accompanying notes are an integral part of the financial statements.

                             U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


NOTE 1  - Basis of Presentation

In the opinion of U.S. Drug Testing, Inc. ("the Company"), the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

NOTE 2 - Continuing Operations

     The Company has incurred recurring operating losses and at June 30, 1997 has a deficiency in working capital of approximately $567,000. To increase working capital, in June 1997, the Company converted outstanding indebtedness to its parent Substance Abuse Technologies, Inc. ("SAT") into shares of the Company's Common Stock, $.001 par value (the "U.S. Drug Common Stock"). However, the Company will require additional capital to continue the research, development and ultimate manufacture and marketing of its product and to fund its working capital requirements for the next 12 months.

     Additionally, on a consolidated basis, SAT reported a net loss of $15,443,814 for the year ended March 31, 1997 and a net loss of $2,387,680 and has a working capital deficiency and a deficiency in stockholders' equity. These conditions raise substantial doubt about SAT's ability to continue as a going concern. Because of the aforementioned conditions relating to SAT and the uncertainties surrounding its plans to address its liquidity problems, the parent company's actions could have a substantial effect on the Company's assets.

     The aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects, if any, on the on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     SAT has funded U.S. Drug and continues to provide working capital as needed. In May 1997, the Board of Directors of SAT also authorized the purchase of 2,000,000 shares of the U.S. Drug Common Stock for $2,500,000; however such potential investment has been delayed pending additional financing by SAT. SAT has also initiated a program to have U.S. Drug seek its own financing, with an equity investment, debt financing or some combination. In connection with this program, SAT intends to acquire the U.S. Common Stock owned by the minority shareholders by exchanging shares of SAT's common stock for these shares of the U.S. Drug Common Stock. In addition to seeking a strategic partner, SAT also plans to seek independent directors for U.S. Drug and establish an independent management team. There can be no assurance that any of these additional sources of financing will be available and, in such event, U.S. Drug will not be able to complete its research and development on a timely basis.


NOTE 3  - Property and Equipment
              Property and equipment is summarized as follows:

                                                     June 30,        March 31,
                                                      1997             1997
                                                     -------         --------

          Furniture, Fixtures & Equipment            $373,513       $  363,229
          Test Equipment                              427,229          400,798
          Leasehold Improvements                      214,569          208,822
                                                   ----------       ----------
                                                    1,015,311          972,849
          Less:  Accumulated Depreciation             483,780          467,050
                                                   ----------       ----------

                                                   $  531,531       $  505,799
                                                   ==========       ==========

                             U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


NOTE 4 - Loan Conversion

     The Board of Directors of SAT, the Company's parent, at a May 1997 meeting, agreed to capitalize the indebtedness due to the parent. The parent will receive one share of Common Stock for every $1.25 of indebtedness. As of June 30,1997, the Company converted $2,594,200 in debt for 2,075,360 shares of the U.S. Drug Common Stock raising the parent's ownership to 76.4%. Additionally the parent agreed to sell the Company fixed assets at fair market value and provide limited additional funding.

NOTE 5 - Commitments and Contingencies

     In June 1995, the License Agreement with the Department of the Navy was renegotiated and amended to provide for minimum annual royalties of $100,000 per year commencing October 1, 1995 and terminating September 30, 2005. Additional royalties will be paid pursuant to a schedule based upon sales of products. The Company sub-licenses this agreement from SAT and, accordingly, has obligations to SAT for the royalty payments required by the License Agreement.

NOTE 6 -  Registration Statement

     During May 1996, SAT filed a Registration Statement on Form S-4 under the Securities Act of 1993, as amended, in an attempt, through a consent solicitation, to acquire the U.S. Drug Common Stock owned by the minority stockholders and thereby own 100% of the U.S. Drug Common Stock. There can be no assurance that such solicitation will be successfully completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

        The Company is a development stage enterprise with no earnings history and initially derived its capital resources from unsecured advances provided by SAT. During October and November 1993, the Company sold 1,721,900 shares of the U.S. Drug Common Stock to the public at $5.00 per share and netted approximately $7,099,000. From the net proceeds of the offering, the Company repaid the advances made by SAT. As of June 30,1997, the Company owed its parent $2,594,200. The Board of Directors of the parent agreed to convert this debt to equity at $1.25 per share of the U.S. Drug Common Stock. The additional shares issued will raise the parent's ownership to 76.4%. The parent further agreed to sell fixed assets at fair market value, pay outstanding debt and supply an additional $160,000. The management of the Company is seeking outside investors to fund the research and development effort to bring the saliva testing product to market. Should the funding be unsuccessful, it will be necessary to suspend any further product development until such investor is found.

         Management of the Company estimated that it will cost approximately $16,000,000 to complete the project and that the product will be ready for submission to the Food and Drug Administration and non medical marketing in February 1999 at the earliest. An independent consulting firm estimated that the costs may be approximately $18,400,000 and the market ready date to be August 1999 at the earliest. RESULTS OF OPERATIONS

         During the quarter June 30, 1997, the Company spent $530,000 on research and development and an additional $137,000 on general and administrative expenses. Since inception the Company has spent $5,197,000 on research and development and an additional $2,049,000 on general and administrative expenses. The management fee for fiscal quarter ending June 1997 represents a percentage of expenses for services provided by the parent company which includes expenses allocated for a shared facility with the parent company. The comparative fiscal quarter management fee was a fixed amount per month.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         There are no known legal proceedings against the Company.


ITEM 2.  CHANGES IN SECURITIES.

         There have been no changes in securities of the Company.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None


ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS.

         There was no matter submitted to a stockholders' vote


ITEM 5.  OTHER INFORMATION.

         Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         There are no exhibits being filed with this Report and no Reports on Form 8-K were filed for the quarter ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                  U.S. DRUG TESTING, INC.
                                         Registrant

August 19, 1997                   BY: /s/ Linda H. Masterson
                                      ----------------------
                                          Linda H. Masterson
                                          President and Chief Executive Officer


August 19, 1997                   BY: /s/ Robert Muccini
                                      ----------------------
                                          Robert Muccini
                                          Treasurer, Chief Financial Officer
                                          and Chief Accounting Officer