Form 10-Q
period 1997-09-30
U S DRUG TESTING INC
filed 1997-12-12
CIK 910523

<PAGE 1>

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  	September 30, 1997

Commission File Number:		1-12362

                    	U.S. DRUG TESTING, INC.
      	(Exact name of registrant as specified in its charter)

DELAWARE				                           #33-0539168
(State or other jurisdiction of		      (I.R.S. Employer
incorporation or organization)	       	Identification Number)

10400 Trademark Street, Rancho Cucamonga, CA	    	91730
 (Address of Principal Executive Offices)					  	(Zip Code)

       	(909) 466-8047
Registrant's Telephone Number, Including Area Code

4517 N.W. 31stst Avenue  Ft. Lauderdale  FL					33309
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.	[x] Yes		[  ] No

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

As of November 22, 1997 - Common Stock, $.001 Par Value, 7,297,206

<PAGE 2>

                               PART I
                       FINANCIAL INFORMATION

Item 1. Financial Statements

                        U.S. DRUG TESTING, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                          BALANCE SHEETS
                            (Unaudited)

                                             September 30        March 31
                                                 1997              1997
                                            ------------         --------

                    ASSETS
                    ------

Current Assets:
 Cash and Cash Equivalents                    $   23,243       $     -
 Prepaid Expenses and Other Current
  Assets                                            -              49,996
                                              ----------        ---------
Total Current Assets                              23,243           49,996

Property and Equipment, net                      687,055          505,799

Patents and other assets, net                     35,371           40,152
                                               ---------        ---------
  Total Assets                                   745,669          595,947
                                               =========        =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current Liabilities:
 Bank Overdraft                                $     -         $   119,514
 Accounts Payable                                  57,561          216,687
 Accrued Expenses                                 184,462           16,340
 Current Portion of Capital Leases                 12,139           25,494
 Loan Payable-Parent                                 -           1,668,179
                                               ----------       ----------
Total Current Liabilities                         254,162        2,046,214

Long term Portion of Capital Lease
 Obligations                                       59,266          123,419
                                               ----------        ---------
    Total Liabilities                             313,428        2,169,633

Stockholders' Equity (Deficit):
Common Stock, $.001 Par Value; 50,000,000
 Shares Authorized, 7,297,206 shares and
 5,221,900 shares issued and outstanding at
 September 30, 1997 and March 31, 1997
 respectively                                       7,297           5,222
 Additional Paid-in Capital                    10,967,320       7,542,401
Deficit Accumulated in the Development Stage  (10,542,376)     (9,121,309)
                                              -----------      ----------
Total Stockholders' Equity (Deficit)              432,241      (1,573,686)
                                              -----------      ----------

  Total Liabilities and Stockholders'
   Equity (Deficit)                            $  745,669      $  595,947
                                               ==========      ==========

  The accompanying notes are an integral part of the financial statements.

<PAGE 3>

                      U.S. DRUG TESTING, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENT OF OPERATIONS
                            (Unaudited)

                                                                            Cumulative
                                                                              From
                                    For the              For the            October 8, 1992
                               Three Months Ended     Six Months Ended        (Inception)
                                  September 30         September 30          September 30,
                               -----------------   ------------------
                               1997         1996       1997       1996         1997
                             ---------   ---------    ------    --------     ------------
Revenues                     $   -       $    -       $  -       $   -       $   -

Costs and Expenses:
 General and Administrative
  Expenses                     33,256      55,816       170,534    128,592     1,983,613
 Research and Development     170,832     539,635       700,674    702,413     5,466,013
 Depreciation and
  Amortization                 88,761      52,189       105,491     72,032       665,149
 Interest Expense-Parent         -          1,847        34,530      1,847        95,790
 Management Fees-Parent          -        105,000       409,838    210,000     2,089,838
 Interest Expense                -          1,114          -         1,503       118,344
                              -------     -------      --------  ---------    ----------

Total Costs and Expenses      292,849     755,601     1,421,067  1,116,387    10,418,747
                              -------     -------     ---------  ---------    ----------

Loss from Operations         (292,049)   (755,601)   (1,421,067)(1,116,387)  (10,418,747)

Other Income/(Expense)           -            710          -         5,526       123,629
                             ---------   ---------    ---------  ----------  -----------

Net Loss                    $(292,849)   $(754,891) $(1,421,067)$(1,110,861)$(10,542,376)
                            ==========   ========== ===========  ==========  ===========

Weighted Average Common
 Shares Outstanding         7,297,206    5,221,900    6,707,502   5,221,900
                            =========    =========    =========   =========


Net Loss Per Common Share    $ (0.04)      $ (0.14)     $ (0.21)   $ (0.21)
                             ========     =========     ========   ========


The accompanying notes are an integral part of the financial statements.

<PAGE 4>

                         U.S. DRUG TESTING, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                       STAEMENT OF CASH FLOWS
                             (Unaudited)

                                                                   Cumulative
                                                                      From
                                                                 October 8, 1992
                                  For the Six Months Ended       (Inception) to
                                        September 20               September 30
                                      1997          1996              1997
                                   ----------    -----------    ---------------

Cash Flow from Operating
Activities:
 Net Loss                        $ (1,421,067)  $ (1,110,861)   $ (10,542,376)

Adjustments to Reconcile
 Net Loss to Net Cash
  Used by Operating Activities:
   Depreciation and
    Amortization                      105,491         72,032         665,149
   Disposal of Property
    and Equipment                        -              -             59,380
   Realized Gain on
    Marketable Securities                -              -            627,512
   Unrealized Loss on
    Marketable Securities                -              -             (4,855)

Changes in Operating Assets
 and Liabilities:
  (Increase) Decrease in
   Prepaid Expenses and
   Other Current Assets                  -            30,686        (100,599)
  (Increase) Decrease in
   Other Assets                         4,993           -              1,174
  Decrease in Bank Overdraft         (119,514)          -               -
  Increase (Decrease) in
   Accounts Payable                  (159,126)       352,703         111,920
  Increase (Decrease) in
   Accrued Expenses'                  168,122        (14,164)        184,482
                                  -----------      ---------      ----------
Net Cash Used by Operating
 Activities                        (1,421,101)      (669,604)     (8,998,233)
                                  -----------      ---------      ----------

Cash Flow From Investing
 Activities:
  Sale of Marketable
   Securities                            -              -         3,285,625
  Purchase of Marketable
   Securities                            -              -        (3,908,281)
  Purchase of Property
   and Equipment                      (19,065)      (120,655)      (556,462)
  Patent Costs                         (1,402)          (617)       (39,238)
                                    ---------      ---------     ----------
Net Cash Used by Investing
 Activities                           (20,467)      (121,272)    (1,218,356)
                                    ---------      ---------     ----------

Cash Flow from Financing
 Activities:
  Sales of Common Stock                  -              -         8,621,226
  Expenses of Stock Offering             -              -        (1,510,663)
  Payment of Loan to Parent              -              -        (1,917,057)
  Repayment of Loan by Parent            -           282,295      1,917,057
  Proceeds of Loan Payable-Parent   1,464,811        278,892      4,715,067
  Payment of Loan payable-Parent         -              -        (1,299,782)
  Proceeds of Capital Leases             -              -           101,572
  Payments of Capital Leases             -           (18,883)      (105,293)
  Proceeds of Brokerage Loan
   Payable                               -              -         2,674,683
  Payments of Brokerage Loan
   Payable                               -              -        (2,674,683)
                                   ----------      ---------      ---------
Net Cash Provided by Financing
 Activities                         1,464,811        542,304     10,239,832
                                   ----------      ---------    -----------

The accompanying notes are an integral part of the financial statements.

<PAGE 5>

                          U.S. DRUG TESTING, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENT OF CASH FLOWS
                               (Unaudited)
                                (Continued)


                                                                Cumulative
                                                                   From
                                                             October 8, 1992
                                For the Six Months Ended       (Inception) to
                                       September 30            September 30,
                                    1997         1996               1997
                                  --------      ---------      --------------

Increase (Decrease) in Cash
 and Cash Equivalents              23,243       (248,572)          23,243

Cash and Cash Equivalents-
 Beginning of Period                 -           249,047             -
                                ---------      ---------        ---------

Cash and Cash Equivalents-
 End of Period                  $  23,243      $     475        $  23,243
                                =========      =========        =========

Supplemental Disclosure of
 Cash Information: Cash
 paid for Interest              $    -         $   1,503        $ 156,560
                                =========      =========        ==========

Non-cash Financing Activities:
 Value of Common Stock Issued
 and Additional Paid In
 Capital for the Transfer of
 Assets from Parent             $ 344,000      $     -          $ 781,060
                                =========      =========        =========

 Value of Common Stock Issued
 to Parent and Additional Paid
 In Capital for the Forgiveness
 of Debt                        $3,082,996     $    -           $3,082,994
                                ==========     =========        ==========



<PAGE 6>


                         U.S. DRUG TESTING, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
                      NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1997
                               (Unaudited)



NOTE 1  - Basis of Presentation

 In the opinion of U.S. Drug Testing, Inc. (the "Company"), the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments except as disclosed below) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company. This Report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

NOTE 2. - Continuing Operations

 The Company has incurred recurring operating losses and, at September 30, 1997, has a deficiency in working capital of approximately $231,000. To increase working capital, in May 1997 and July 1997, the Company converted outstanding indebtedness to Substance Abuse Technologies, Inc. ("SAT"), the Company's former parent, into shares of the Company's common stock, $.001 par value (the "Common Stock"), and additional paid in capital. However, the Company will require additional capital to continue the research, development and ultimate manufacture and marketing of its product and to fund its working capital requirements for the next 12 months.
 Additionally, on September 10, 1997, SAT filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code and, on September 19, 1997, the Company announced the temporary suspension of the development of the saliva based drugs of abuse and alcohol testing device. Subsequently, on October 29, 1997 SAT sold its majority shares of the Common Stock to an unaffiliated investor for $250,000. The purchaser of the Common Stock also loaned money to the Company to allow the Company to recommence product development.

NOTE 3  - Property and Equipment

	Property and equipment is summarized as follows:


                                 September 30,     March 31,
                                    1997             1997
                                 -------------     ---------

Furniture and Fixtures           $  306,973        $  363,229
Test Equipment                      736,849           400,798
Leasehold Improvements              214,569           208,822
                                 ----------        ----------
                                  1,258,391           972,849
Less:  Accumulated
 Depreciation                       571,336           467,050
                                 ----------         ---------

                                 $  687,055         $ 505,799
                                 ==========         =========

<PAGE 7>


                          U.S. DRUG TESTING, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (Unaudited)
                                  (Continued)



NOTE 4 - Loan Conversion and Fixed Asset Purchase

 On May 26, 1997, the Board of Directors of the Company authorized the issuance of additional shares of the Common Stock to SAT on the basis of a share of Common Stock for each $1.25 of indebtedness of the Company to SAT. As a result of SAT's inability to obtain its own financing, SAT ceased advances to the Company in July 1997. Based on SAT's advice that the amount of the indebtedness owed by the Company to SAT was $2,594,133, all of which SAT agreed to treat as a capital contribution, the Company authorized the issuance to SAT of 2,075,306 shares of the Common Stock, which were issued as of June 30, 1997 and prior to the sale of the Common Stock held by SAT to an outside third party. Subsequent to the sale, SAT advised the Company that the amount of the indebtedness was $3,426,994. As such, the forgiveness of the remaining indebtedness to SAT of $832,861 was reflected as additional paid in capital as of September 30, 1997.

 Included in the indebtedness, which was converted to additional paid in capital as noted above, was $344,000 related to the purchase of various fixed assets from SAT at the Rancho
Cucamonga, California premises.


NOTE 5 - Commitments and Contingencies

	In June 1995, the License Agreement with the Department of the Navy then held by SAT was renegotiated and amended to provide for minimum annual royalties of $100,000 per year commencing October 1, 1995 and terminating September 30, 2005. Additional royalties will be paid pursuant to a schedule based upon sales of products. Through March 31, 1997, the Company sub-licensed this Agreement from its parent and, accordingly, had obligations to its parent for the royalty payments required by the License Agreement. This license was transferred from SAT to the Company effective with the sale of SAT's majority ownership of the Common Stock and all past liability for the license was forgiven.

NOTE 6 - Registration Statement

	During May 1996, SAT filed a Registration Statement on Form S-4, File No. 333-4790, under the Securities Act of 1993, as amended (the "Securities Act"), in an attempt, through a consent solicitation, to acquire the Common Stock owned by the minority stockholders and thereby own 100% of the Common Stock. As discussed in Note 2, SAT sold its majority interest in the Company to an unaffiliated investor; therefore, the consent solicitation will not occur.

<PAGE 8>

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

General.

	From its incorporation on October 8, 1992 until October 31, 1997, when a sale of the controlling stock interest in the Company was consummated (see Part II, Item 5 of this Report), the Company was a subsidiary of SAT, a publicly-owned company which filed a petition under Chapter 11 of the Federal Bankruptcy Code on September 10, 1997. Because SAT had ceased advances to the Company in July 1997 as a result of its inability to secure financing for its own programs, the Company temporarily suspended its product development activities on September 19, 1997 and did not resume until October 27, 1997.

	The Company is a development stage enterprise, currently seeking to develop a product to detect drugs of abuse and alcohol using saliva as a test specimen, and has no earnings history.

 	On May 6, 1996, SAT had filed Registration Statement on Form S-4, File No. 333-4790, under the Securities Act to make an offer of shares of SAT's Common Stock, $.001 par value, to the holders of the 1,721,900 shares of the Common Stock not owned by SAT, said shares to be issued as consideration if a proposed merger of the Company with and into a wholly-owned subsidiary of SAT was approved by such minority stockholders. As a result of SAT's bankruptcy and its sale of the controlling interest as described in Part II, Item 5, of this Report, this proposed merger transaction to take the Company private has been abandoned by SAT.

Liquidity and Capital Resources.

	Until July 1997 when SAT's inability to secure its own financing caused SAT to cease advances to the Company, SAT had been the sole source of financing to the Company since the Company's public offering of 1,721,900 shares of the Common Stock in October and November 1993. This initial public offering netted the Company approximately $7,099,000.

	As a result of two loans made to the Company in September and October 1997 totaling $310,000 ($10,000 from an officer and $300,000 from an unaffiliated source), both loans secured by a lien in the assets of the Company, the Company recommenced its product development on October 27, 1997. The Company has subsequently repaid the loans from the net proceeds of a private placement currently being conducted pursuant to Regulation D under the Securities Act offering up to 3,200,000 shares of the Common Stock at $.50 per share or an aggregate purchase price of $1,600,000. As of December 8, 1997, the Company had accepted subscriptions for all 3,200,000 shares of the Common Stock for gross proceeds of $1,600,000.

	An independent technology and market assessment firm engaged by SAT concluded in June 1997 that the Company's immunosensor technology will have the capability to deliver performance with the analytical sensitivity for the targeted products in drug and alcohol testing, but estimated that the product launch date may be August 1999 at the earliest and the incremental cost may be as high as $18,400,000. The report assumed that the Company's development program would be adequately financed and brought to a successful conclusion, as to neither of which assumptions can there be any assurance. Although management believed that the product launch date could be earlier than the consulting firm projected and the incremental cost could also be lower, management is currently studying the effect of the suspension and reduction of the research and development program during the period July to October 1997 and continuing at a reduced rate until long-term funding is secured, on both the projected product launch date and on the incremental costs. The Company believes that it is premature for making a definitive conclusion as to whether the Company should effect any change in either or both estimates.

	Management continues to search for a venture capital investor to fund the balance of the development program, believing that such an investor or investors would be the most likely source of financing. Management has identified companies which are likely candidates for such an investment based on an analysis of their investment

<PAGE 9>

history and has conducted preliminary discussions with one or two of the potential candidates, but this search remains in its preliminary stages. Management recognizes that many prospective venture capital investors prefer to invest in a privately-owned company with an initial public offering as the investor's exist strategy, rather than in a publicly-owned company such as the Company; however, the initial responses to the Company's solicitation, preliminary as they are, have suggested to management that this potential problem may be overcome.

	Management also intends to explore the possibility of an underwritten public offering or another private placement as a means of raising the capital necessary to complete the development program; however, market conditions and other considerations may make these methods of financing not feasible. These efforts are being conducted simultaneous to discussions with venture capital sources.

	Lastly, the Company has not abandoned the possibility of obtaining a major pharmaceutical or medical company to assist in the product development. Management believes that the consultant's report may encourage such a company to proceed where normally such a company would, in management's opinion, be waiting for a working prototype to be developed, which working prototype, even on the original estimate timetable, was not to be available until April 1998.

	The Company believes that, if the currently pending private placement described above is consummated for its maximum gross proceeds of $1,600,000, it will have sufficient capital to keep the Company operating for a period of up to 10 months while it seeks the long-term financing. Unless such long-term financing is obtained, the Company will have to abandon the product development program and, accordingly, have no product or service in order to become an operating entity. There can be no assurance that such long-term financing will be obtained or, if available, as to when or that management's estimate as to the period of not requiring additional short-term financing will be correct.

Results of Operations

Three Months Ended September 30, 1997 vs. September 30, 1996

	During the quarter ended September 30, 1997, the Company spent $170,832 on research and development and an additional $33,256 on general and administrative expenses, as compared with $539,635 and $55,816, respectively, during the three months ended September 30, 1996. The lower expenditures in the 1997 period were due to the fact that SAT advanced no funds to the Company after July 1997 and, accordingly, the Company's operations were suspended. There was no management fee paid to SAT in the quarter ended September 30, 1997, while the Company paid SAT $105,000 in management fees during the quarter ended September 30, 1996, because no management services were being provided by SAT in the 1997 quarter.

Six Months Ended September 30, 1997 vs. September 30, 1996

	During the six months ended September 30, 1997, the Company spent $700,674 on research and development and an additional $170,534 on general and administrative expenses, as compared with $702,413 and $128,592, respectively, during the six months ended September 30, 1996. Although the Company had been incurring expenditures with the accelerated effort in the R & D program, the overall expenditures were significantly lower in the 1997 period due to the fact that SAT advanced no funds to the Company after July 1997 and, accordingly, the Company's product development activities were suspended. The management fees paid to SAT in the six months ended September 30, 1997 aggregated $409,838 as compared to $210,000 in the same period in 1996 due to increased expenses for corporate overhead.

	From inception on October 8, 1992 to September 30, 1997, the Company has spent $5,466,013 on research and development and $1,983,613 on general and administrative expenses. Management fees paid to SAT aggregated $2,089,838 during such period.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

	Not applicable.

<PAGE 10>

                              PART II

                        OTHER INFORMATION


Item 1.  Legal Proceedings.

	None.

Item 2.  Changes in Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c)	On May 26, 1997, the Board of Directors of the Company
authorized the issuance to SAT, the owner of 3,500,000 shares of the Common Stock or 67.0% of the outstanding shares, of additional shares of the Common Stock on the basis of a share of the Common Stock for each $1.25 of indebtedness of the Company to SAT as to which SAT had agreed (on May 23, 1997) or would agree to capitalize. As a result of SAT's inability to obtain its own financing, SAT ceased advances to the Company in July 1997.
Based on SAT's advice that the amount of the indebtedness owed by the Company to SAT was $2,594,133, all of which SAT agreed to capitalize, the Company authorized the issuance to SAT of 2,075,306 shares of the Common Stock. Subsequent to the sale described in Item 5 of this Report, SAT advised the Company that the amount of the indebtedness was $3,426,994. The remaining 666,289 shares were not issued and the related amounts of indebtedness of $832,861 which were forgiven by SAT was deemed a contribution to paid in capital. None of the 2,075,306 shares for issuance to SAT were registered under the Securities Act pursuant to the exemption of Section 4(2) of the Securities Act in that it was a transaction not involving a public offering, i.e., an offer to capitalized indebtedness owed by the Company to the lender in exchange for shares of the Common Stock.

(d)	Not applicable.

Item 5.  Other Information.

	On July 17, 1997, SAT sold to the Company SAT's furniture, fixtures, inventory, and other assets at the Rancho Cucamonga, California premises for $344,000, and payment was to be made with 275,722 shares of the Common Stock, which indebtedness and shares were included in those described in Item 2(c) of Part II to this Report. The fixed assets included laboratory furniture and scientific equipment, a networked computer system, telephone system, and other electronic equipment, office furniture, electronic test and production benches, and other furniture and vehicles (including an automobile and forklift). The Company subsequently contracted Remarketing Associates, Inc. of Woodland Hills, California, a licensed certified appraiser, to conduct a full appraisal of all assets at the Rancho Cucamonga location. Remarketing Associates estimated that the forced liquidation value of the assets was approximately $767,698.

	On October 29, 1997, the United States Bankruptcy Court for the Southern District of Florida (Ft. Lauderdale Division) approved the sale by SAT, the debtor in possession, to Meadow
Lane Associates, Inc. ("Meadow Lane") of the 5,575,306 shares of the Common Stock owned by SAT, which shares constituted 76.4% of the 7,297,206 shares of the Common Stock then outstanding, and, on October 31, 1997, the sale was consummated, thus terminating the relationship of the Company as a subsidiary of SAT, which relationship had existed since the Company was incorporated on October 8, 1992.

	In addition, the Bankruptcy Court approved the assignment by SAT to the Company of the License Agreement dated January 24,
1992 between SAT and the United States Navy, granting SAT a partial exclusive patent license to the "Flow Immunosensor Method and Apparatus," Patent Application Serial Number 07486024 (the "License"), and the rejection of the Sublicense Agreement dated September 23, 1993 between SAT and the

<PAGE 11>

Company (the "Sublicense") and the lease between SAT and The Realty Trust (the "Landlord") of the premises located at 10410 Trademark Street, Rancho Cucamonga, California (the "Lease"). The transfer of the License permits the Company to use the technology directly rather than relying on the Sublicense. A copy of the agreement effecting such transfer is filed as an exhibit to this Report and is incorporated herein by this reference. The rejection of the Lease has permitted the Company to enter into its own leasing arrangements with the Landlord for half of the premises formerly leased by SAT, but used by the Company, at the same rental rate. A copy of the lease is filed as an exhibit to this Report and incorporated herein by this reference.

	As a result of the sale by SAT to Meadow Lane of the controlling stockholder interest in SAT and their relationship to SAT, on October 31, 1997, Robert M. Stutman and Michael S. McCord resigned as directors of the
Company, with Mr. Stutman also resigning as the Company's Chairman of the Board. Messrs. Stutman and McCord are directors of SAT, with Mr. Stutman also serving as SAT's Chairman of the Board and Chief Executive Officer. At the same meeting, Jonathan
J. Pallin who, through Meadow Lane, is the beneficial owner of 4,227,381 shares of the Common Stock or 40.3% of the outstanding shares of the Company, was elected as Chairman of the Board and a director of the Company. Since October 16, 1997, Mr. Pallin had been serving as a financial consultant to the Company. In addition, Robert Muccini resigned as the Vice President of Finance, the Treasurer, the Chief Financial Officer and the Chief Accounting Officer of the Company because he held comparable positions with SAT. No person has been appointed as yet to replace Mr. Muccini. Linda H. Masterson, the President, the Chief Executive Officer and a director of the Company, subsequently resigned as a director of SAT, thereby severing the final interlocking relationship between the Company and SAT. For the first time in its corporate existence, the Company has sole responsibility for its administrative and financial operations, with independent directors and executive officers and no management services arrangements with SAT.

	As a result of SAT ceasing to advance funds to the Company in July (see Item 2(c) of Part II to this Report), the Company temporarily suspended its product development activities on September 19, 1997. As a result of loans to the Company by unaffiliated parties, product development was resumed on October 27, 1997, with Vice President, Operations William B. Benken, and 10 other employees resuming their prior employment with the Company. Because Vice President, Research and Development Steven
J. Kline resigned, a search for his replacement has been instituted.

Item 6.  Exhibits and Report on Form 8-K.

(a) Exhibits

 All of the following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement filed under the Securities Act or a periodic report filed by the Company or SAT pursuant to Section 13 of the Securities Exchange Act of 1934, as amended. If no footnote reference is made, the exhibit is filed with this Report.

Number	   Exhibit

A	        Copy of License Agreement dated January 24, 1992
          by and between United States Navy (the "USN") and
          SAT.  (Confidential Treatment Request for
          Exhibit.) (1)

A(1)	     Copy of Amended Sublease Agreement dated September
          23, 1993 between SAT and the Company. (2)

A(2)	     Copy of Fifth Modification dated November 12, 1997
          to License Agreement filed as Exhibit A hereto by and between the USN and the Company.

B	        Copy of Management Agreement dated April 1, 1993
          by and between the Company and SAT. (1)

B(1)	     Copy of Amendment dated July 20, 1993 to Agreement
          filed as Exhibit B. (1)

<PAGE 12>

C	        Copy of Lease dated March 18, 1991 by and between
          Rancho Cucamonga Business Park (now The Realty
          Trust) as landlord and SAT as tenant. (3)

C(1)	     Copy of Lease Modification Agreement to Lease
          filed as Exhibit C hereto. (3)

C(2)	     Copy of Sub-Lease Agreement dated as of January 1,
          1993 by and between SAT as sublandlord and the Company as subtenant. (1)

C(3)	     Copy of Third Amendment dated January 2, 1997 to
          Lease filed as Exhibit C hereto. (4)


C(4)	     Copy of Fourth Amendment dated November 3, 1997 to
          Lease filed as Exhibit C hereto by and between The
          Realty Trust as landlord and the Company as tenant.

------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2, File No. 33-61786, and incorporated herein by this reference.

(2) Filed as an exhibit to the Company's Annual Report on Form
10-K for the fiscal year ended March 31, 1996 and incorporated herein by this reference.

(3) Filed as an exhibit to SAT's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by this reference.

(4) Filed as an exhibit to SAT's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by this reference.

   (b) Reports on Form 8-K.

	There were no Reports on Form 8-K filed during the quarter for which this Report is filed.


                      SIGNATURES


	Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.


                           						U.S. DRUG TESTING, INC.
                             							(Registrant)



Date: 	December 9, 1997			    By /s/ Linda H. Masterson
                                 -----------------------------
                     						      Linda H. Masterson
                     						      President and Chief Executive Officer


<PAGE E-1>

                       U.S. DRUG TESTING, INC.
                 Quarterly Report on Form 10-Q for the
                   Quarter Ended September 30, 1997

                          EXHIBIT INDEX



	The following exhibits are filed with this Report:



Number		Exhibit							Page

A(2)			Copy of Fifth Modification dated November
    			12, 1997 to License Agreement filed as
    			Exhibit A hereto by and between the USN and	the
       Company...................................................	E-2

C(4)			Copy of Fourth Amendment dated November 3,
    			1997 to Lease filed as Exhibit C hereto by and
    			between The Realty Trust as landlord and the
    			Company as tenant.........................................	E-4

<PAGE E-2>

                                                     Exhibit A(2)
                   DEPARTMENT OF THE NAVY
                 NAVAL RESEARCH LABORATORY
                  4555 OVERLOOK AVENUE SW
                 WASHINGTON, D.C.  20375-5320

                                    										In reply refer to:
                                    										1004/1011G
                                    										12 November 1997


Ms. Linda H. Masterson
U.S. Drug Testing, Inc.
10410 Trademark Street
Rancho Cucamonga,  CA  91730

Dear Ms. Masterson:

	In reference to your letter of October 28, 1997, proposed below are modifications to the Partially Exclusive License between U.S. Drug Testing, Inc. (formerly Substance Abuse
Technologies, Inc., and U.S. Alcohol Testing of America, Inc.)
and the U.S. Navy dated January 24, 1992, as follows:

1. The fourth paragraph under Article III Licensee's
Performance, is to be amended as follows:

LICENSEE shall pay to the LICENSOR a non-refundable licensing fee in the amount of one hundred ten thousand dollars ($110,000). Fifteen thousand dollars ($15,000) shall be payable on December 1, 1997. A second payment in the amount of fifteen thousand dollars ($15,000) shall be payable on January 1, 1998. A third payment of forty thousand dollars ($40,000) shall be payable on April 1, 1998. A fourth payment of forty thousand dollars ($40,000) shall be payable on July 1, 1998.
LICENSEE agrees to pay to LICENSOR one half of any licensing fee collected from any sublicensee. Payment will be made in the manner prescribed in Article IV.

2. The fifth paragraph under Article IV Royalties, is to be amended as follows:

All payments due LICENSOR under this LICENSE shall be made payable to DFAS-CH DSSN 8347 and mailed to:

	Deputy Counsel (Intellectual Property)
	Office of Naval Research
	Code 00CC1P, Room 207
	800 North Quincy Street
	Arlington, Virginia  22217-5660

<PAGE E-3>

 Your consent to the modifications of this License may be evidenced by affixing your signature in the space provided below.
A duplicate of the original will be provided to you.

                                   					Sincerely,


                                        /s/ Richard H. Rein
                                        --------------------------------
                                  						Richard H. Rein
                                  						Head, Technology Transfer Office



UNITED STATES OF AMERICA FOR 		             U.S. DRUG TESTING, INC.
THE SECRETARY OF THE NAVY


BY: /s/ B.W. BUCKELY            			         BY: /s/ Linda H. Masterson
    ----------------                            -----------------------
       	B.W. BUCKLEY				                           	Linda H. Masterson
	       Captain, U.S. Navy
       	Commanding Officer

DATE: 11/21/97            			                	DATE: 11/14/97

<PAGE E-4>

                                                    Exhibit C(4)

                FOURTH AMENDMENT TO INDUSTRIAL LEASE
         10400 Trademark Street, Rancho Cucamonga, CA  91730


	The terms of the industrial lease dated March 18, 1991 originally between Rancho Cucamonga Business Park as Lessor and U.S. Alcohol Testing of America as Lessee and currently by and between Substance Abuse Technologies, Inc. (formerly U.S. Alcohol Testing of America) as Lessee and The Realty Trust (TRT) as Lessor is amended as follows:

	Substance Abuse Technologies (SAT) has rejected the existing lease under authority of bankruptcy proceedings.

	U.S. Drug Testing, Inc. (USDT) has been occupying the premises at 10400 and 10401 Trademark Street as a subsidiary of SAT. USDT wishes to continue occupancy of that 1/2 of the premises at 10400 Trademark Street as Lessee for a period of one year.

	Commencing on October 1, 1997 and terminating on September 31, 1998, the monthly rental for 10400 Trademark Street shall be $5,500.00 per month. At least 90 days before the lease termination date USDT shall give TRT notice of its intention to terminate. In the event of a holdover by USDT, agreed to by TRT in writing, the lease shall continue from month to month and either party may terminate the lease by giving the other party a 60 day notice of termination. The terms and conditions of the original lease dated March 18,1991 and its addendum and amendments shall remain in full force and effect except that USDT shall occupy only the premises at 10400 Trademark Street and shall pay only 1/2 of the total real estate taxes, insurance, landscaping and exterior maintenance charges levied against the entire building.

This Fourth Amendment is executed in two (2) originals. One original shall be held by the Lessor, The Realty Trust, and one original shall be held by the Lessee, U.S. Drug Testing, Inc.

Date:	11/3/97


                                								U.S. Drug Testing, Inc.

                             							By:	/s/ Linda H. Masterson
                                        -----------------------------
                                								Linda H. Masterson, President

Date:	11/5/97

                               								The Realty Trust

                             							By:	/s/ Simi Dabah
                                        -------------------
                                								Simi Dabah, Trustee