Form 10-Q
period 1997-12-31
U S DRUG TESTING INC
filed 1998-02-18
CIK 910523

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1997

Commission File Number: 0-23721

                             U.S. DRUG TESTING, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                  #33-0539168
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification Number)

10400 Trademark Street, Rancho Cucamonga, CA                            91730
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                             (Zip Code)

      (909) 466-8047
--------------------------------------------------------------------------------
Registrant's Telephone Number, Including Area Code

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

As of January 30, 1998  - Common Stock, $.001 Par Value, 10,497,206 shares

                                     PART 1
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                  (UNAUDITED)


                                                  DECEMBER 31    MARCH 31
                                                      1997         1997
                                                  -----------    --------

                      ASSETS
Current Assets:
  Cash and Cash Equivalents                      $  1,121,136   $       --
  Prepaid Expenses and Other Current Assets            25,000       49,996
                                                 ------------   ----------
Total Current Assets                                1,146,136       49,996

Property and Equipment, net                           372,468      505,799

Patents and other assets, net                          39,636       40,152
                                                 ------------   ----------
    Total Assets                                 $  1,558,240   $  595,947
                                                 ============   ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Bank Overdraft                                 $         --   $  118,514
  Accounts Payable                                    182,135      216,687
  Accrued Expenses                                     67,273       16,340
  Current Portion of Capital Leases                    12,139       25,494
  Loan Payable - Parent                                    --    1,668,179
                                                 ------------   ----------
Total Current Liabilities                             261,547    2,046,214

Long-Term Portion of Capital Lease Obligations         59,266      123,419
                                                 ------------   ----------
    Total Liabilities                                 320,813    2,169,633
                                                 ------------   ----------
Stockholders' Equity (Deficit):
Common Stock, $.001 Par Value; 50,000,000
  Shares Authorized, 10,497,206 shares and
  5,221,900 shares issued and outstanding
  at December 31, 1997 and March 31, 1997,
  respectively                                         10,497        5,222
Additional Paid-in Capital                         12,398,933    7,542,401
Deficit Accumulated in the Development Stage      (11,172,003)  (9,121,309)
                                                 ------------   ----------
Total Stockholders' Equity (Deficit)                1,237,427   (1,573,686)
                                                 ------------   ----------
    Total Liabilities and Stockholders'
      Equity (Deficit)                           $  1,558,240   $  695,947
                                                 ============   ==========



    The accompanying notes are an integral part of the financial statements.

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                      CUMULATIVE
                                                    FOR THE                      FOR THE                 FROM
                                              THREE MONTHS ENDED            NINE MONTHS ENDED       OCTOBER 8, 1992
                                                 DECEMBER 31                   DECEMBER 31            (INCEPTION)
                                          -------------------------    ----------------------------   DECEMBER 31
                                             1997           1996           1997            1996           1997
                                          ----------     ----------    -----------      -----------   ------------
Revenues                                  $        -     $        -    $         -      $         -   $          -

Costs and Expenses:
  General and Administrative Expenses        236,488         19,792        407,022          148,386      2,220,101
  Research and Development                   150,702        494,372        851,376        1,198,784      5,816,715
  Depreciation and Amortization               56,253         49,234        161,744          121,266        721,402
  Interest Expense - Parent                        -         17,823         34,530           19,670         95,790
  Management Fees - Parent                         -        105,000        409,838          315,000      2,089,838
  Interest Expense                               956          1,041            956            2,544        119,300
                                          ----------     ----------    -----------      -----------   ------------

Total Costs and Expenses                     444,399        887,282      1,866,465        1,803,650     10,863,146
                                          ----------     ----------    -----------      -----------   ------------

Loss from Operations                        (444,399)      (887,282)    (1,865,466)      (1,803,650)   (10,863,146)

Other Income (Expense)                      (185,228)       (33,905)      (185,228)         (28,378)      (308,857)
                                          ----------     ----------    -----------      -----------   ------------

Net Loss                                  $ (629,627)    $ (721,167)   $(2,050,694)     $(1,832,028)  $(11,172,003)
                                          ==========     ==========    ===========      ===========   ============

Earnings per Common Share:

  Weighted Average Common Shares
    Outstanding                            8,255,902      5,221,900      7,225,512        5,221,900
                                          ==========     ==========    ===========      ===========

  Net Loss Per Common Share               $    (0.08)    $    (0.14)   $     (0.28)     $     (0.35)
                                          ==========     ==========    ===========      ===========


Earnings per Common Share, Assuming
  Dilution:

  Weighted Average Common Shares
    Outstanding                            9,343,728      5,221,900      7,668,912        5,221,900
                                          ==========     ==========    ===========      ===========

  Net Loss per Common Share               $    (0.07)    $   (0.14)    $     (0.27)     $     (0.35)
                                          ==========     ==========    ===========      ===========

    The accompanying note are an integral part of the financial statements.

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                  Cumulative
                                                                                     From
                                                                               October 8, 1992
                                                  For the Nine Months Ended     (Inception) to
                                                          December 31             December 31
                                                      1997           1996             1997
                                                  ------------   -----------      -------------
Cash Flow from Operating Activities:
  Net Loss                                        $(2,050,694)   $(1,832,028)     $(11,172,003)

Adjustments to Reconcile Net Loss to Net Cash
  Used by Operating Activities:
    Depreciation and Amortization                     161,744        121,266           721,402
    Disposal of Property and Equipment                189,248         41,873           248,628
    Realized Gain on Marketable Securities                  -              -           627,512
    Unrealized Loss on Marketable Securities                -              -            (4,855)
    Amortization of Bond Discount                           -              -                 -
Changes in Operating Assets and Liabilities:
  (Increase) Decrease in Prepaid Expenses and
    Other Current Assets                              (25,000)       (34,795)        (125,599)
  (Increase) Decrease in Other Assets                     133              -           (3,686)
  Decrease in Bank Overdraft                         (119,514)             -                -
  Increase (Decrease) in Accounts Payable             (99,739)       184,484          171,307
  Increase (Decrease) in Accrued Expenses              50,933         (6,905)          67,273
                                                  -----------    -----------      -----------
Net Cash Used by Operating Activities              (1,892,889)    (1,526,105)      (9,470,021)
                                                  -----------    -----------      -----------

Cash Flow From Investing Activities:
  Sale of Marketable Securities                             -              -        3,285,625
  Purchases of Marketable Securities                        -              -       (3,908,281)
  Purchases of Property and Equipment                 (55,625)      (184,629)        (593,022)
  Proceeds from Sale of Property and Equipment        106,241              -          106,241
  Patent Costs                                         (1,402)        (1,246)         (39,238)
                                                  -----------    -----------      -----------
Net Cash Used by Investing Activities                  49,214       (185,875)      (1,148,675)
                                                  -----------    -----------      -----------

Cash Flow from Financing Activities:
  Sales of Common Stock                             1,600,000              -       10,221,226
  Expenses of Stock Offering                         (100,000)             -       (1,610,663)
  Advances on Note Receivable - Parent                      -              -       (1,917,057)
  Collection on Note Receivable - Parent                    -        282,295        1,634,762
  Proceeds of Loan Payable - Parent                 1,464,811      1,200,823        4,715,067
  Payment of Loan Payable - Parent                          -              -       (1,299,782)
  Proceeds of Capital Leases                                -              -          101,572
  Payments of Capital Leases                                -        (20,165)        (105,293)
  Proceeds of Brokerage Loan Payable                        -              -        2,674,683
  Payments of Brokerage Loan Payable                        -              -       (2,674,683)
                                                  -----------    -----------      -----------
Net Cash Provided by Financing Activities           2,964,811      1,462,933       11,739,832
                                                  -----------    -----------      -----------

    The accompanying notes are an integral part of the financial statements.

                            U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)


                                                                                       CUMULATIVE
                                                                                          FROM
                                                                                     OCTOBER 8, 1992
                                                       FOR THE NINE MONTHS ENDED     (INCEPTION) TO
                                                               DECEMBER 31             DECEMBER 31
                                                          1997           1998             1997
                                                       ----------      ---------     ---------------
Increase (Decrease) in Cash and Cash Equivalents        1,121,136       (249,047)        1,121,136

Cash and Cash Equivalents - Beginning of Period                --        249,047                --
                                                       ----------      ---------        ----------

Cash and Cash Equivalents - End of Period              $1,121,136      $      --        $1,121,136
                                                       ==========      =========        ==========

Supplemental Disclosure of Cash Information:
  Cash Paid for Interest                               $      956      $   2,544        $  157,516
                                                       ==========      =========        ==========

Income Taxes Paid                                      $      --       $      --        $       --
                                                       ==========      =========        ==========

Non-cash Financing Activities:
  Value of Common Stock issued and Additional
   Paid in Capital for the Transfer of Assets from
   Parent                                              $  344,000      $      --        $  781,060
                                                       ==========      =========        ==========

  Value of Common Stock issued to Parent and
   Additional Paid in Capital for the Forgiveness
   of Debt                                             $3,082,944      $      --        $3,082,944
                                                       ==========      =========        ==========


    The accompanying notes are an integral part of the financial statements.

                             U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

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

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (FASB No. 128), which is effective for annual and interim periods ending after December 15, 1997. FASB No. 128 replaced the previously required primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously required fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to FASB No. 128. There were no adjustments necessary to net loss in calculating the income available to common stockholders after assumed conversions of stock options and warrants that are considered to be dilutive. The adjusted weighted average shares to give effect for the assumed conversion of dilutive stock options and warrants is presented on the Statements of Operations.

NOTE 2. - Continuing Operations and Liquidity

        The Company has historically incurred recurring operating losses and experienced an ongoing deficiency in working capital. To increase working capital, in May 1997 and July 1997, the Company converted outstanding indebtedness to Substance Abuse Technologies, Inc. ("SAT"), the Company's former parent, into shares of the Company's common stock, $.001 par value (the "Common Stock"), and additional paid in capital. However, the Company still required additional capital to continue the research, development and ultimate manufacture and marketing of its product and to fund its working capital requirements for the next 12 months.

        On September 10, 1997, SAT filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code and, on September 19, 1997, the Company announced the temporary suspension of the development of the saliva based drugs of abuse and alcohol testing device. Subsequently, on October 29, 1997 SAT sold its majority shares of the Common Stock to an unaffiliated investor for $250,000. The purchaser of the Common Stock also loaned money to the Company to allow the Company to recommence product development. During the third quarter of 1997, the Company repaid the loans from the net proceeds of a private placement

                             U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)
                                   (CONTINUED)

NOTE 2 - Continuing Operations and Liquidity (Continued)

pursuant to Regulation D under the Securities Act, which sold 3,200,000 shares of the Common Stock at $0.50 per share or an aggregate purchase price of $1,600,000. The net proceeds of the private placement totaled approximately $1,434,000 after the payment of capital formation costs of approximately $166,000, including $160,000 in the form of a finder's fee to Jonathan J. Pallin, who, on October 31, 1997, was elected Chairman of the Board and a director of the Company. Capital formation costs of approximately $166,000 have been reflected as a reduction in additional paid in capital at December 31, 1997, however, of this amount approximately $66,000 was paid subsequent to quarter end.

      The Company believes that, as the result of private placement described above, it will have sufficient capital to keep the Company operating for a period of up to 10 months while it seeks the long-term financing. Unless such long-term financing is obtained, the Company will have to abandon the product development program and, accordingly, have no product or service in order to become an operating entity. There can be no assurance that such long-term financing will be obtained or, if available, as to when or that management's estimate as to the period of not requiring additional short-term financing will be correct.

NOTE 3  - Property and Equipment

        Property and equipment is summarized as follows:

                                              December 31,   March 31,
                                                 1997           1997
                                               --------       --------
         Furniture and Fixtures                $323,182       $363,229
         Test Equipment                         437,268        400,798
         Leasehold Improvements                 209,155        208,822
                                               --------       --------
                                                969,605        972,849

         Less:  Accumulated Depreciation        597,137        467,050
                                               --------       --------
                                               $372,468       $505,799
                                               ========       ========

NOTE 4 - Loan Conversion and Fixed Asset Transactions

      On May 26, 1997, the Board of Directors of the Company authorized the issuance of additional shares of the Common Stock to SAT on the basis of a share of Common Stock for each $1.25 of indebtedness of the Company to SAT. As a result of SAT's inability to obtain its own financing, SAT ceased advances to the Company in July 1997. Based on SAT's advice that the amount of the indebtedness owed by the Company to SAT was $2,594,133, all of which SAT agreed to treat as a capital contribution, the Company authorized the issuance to SAT of 2,075,306 shares of the Common Stock, which were issued as of June 30, 1997 and prior to the sale of the

                             U.S. DRUG TESTING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)
                                   (CONTINUED)

NOTE 4 - Loan Conversion and Fixed Asset Transactions (continued)

Common Stock held by SAT to an outside third party. Subsequent to the sale, SAT advised the Company that the amount of the indebtedness was $3,426,994. As such, the forgiveness of the remaining indebtedness to SAT of $832,861 was reflected as additional paid in capital as of September 30, 1997.

        Included in the indebtedness, which was converted to additional paid in capital as noted above, was $344,000 related to the purchase of various fixed assets from SAT at the Rancho Cucamonga, California premises. Certain of these assets, as well as other assets already owned by the Company, were not required for the ongoing operations of the Company and were subsequently sold for gross proceeds of approximately $126,000. The resulting loss on sale of assets of approximately $189,000, including sales expenses, is reflected in other income (expense) on the statement of operations.

NOTE 5 - Commitments and Contingencies

        In June 1995, the License Agreement with the Department of the Navy then held by SAT was renegotiated and amended to provide for minimum annual royalties of $100,000 per year commencing October 1, 1995 and terminating September 30, 2005. Additional royalties will be paid pursuant to a schedule based upon sales of products. Through March 31, 1997, the Company sub-licensed this Agreement from its parent and, accordingly, had obligations to its parent for the royalty payments required by the License Agreement. This license was transferred from SAT to the Company effective with the sale of SAT's majority ownership of the Common Stock . The Navy settled all past liabilities for the transferred license for $10,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

      From its incorporation on October 8, 1992 until October 31, 1997, when a sale of the controlling stock interest in the Company was consummated (see Note 2 to Financial Statements in this Report), the Company was a subsidiary of SAT, a publicly-owned company which filed a petition under Chapter 11 of the Federal Bankruptcy Code on September 10, 1997. Because SAT had ceased advances to the Company in July 1997 as a result of its inability to secure financing for its own programs, the Company temporarily suspended its product development activities on September 19, 1997 and did not resume until October 27, 1997.

      The Company is a development stage enterprise, currently seeking to develop a product to detect drugs of abuse and alcohol using saliva as a test specimen, and has no earnings history.

      On May 6, 1996, SAT had filed Registration Statement on Form S-4, File No. 333-4790, under the Securities Act to make an offer of shares of SAT's Common Stock, $.001 par value, to the holders of the 1,721,900 shares of the Common Stock not owned by SAT, said shares to be issued as consideration if a proposed merger of the Company with and into a wholly-owned subsidiary of SAT was approved by such minority stockholders. As a result of SAT's bankruptcy and its sale of the controlling interest as described in Note 2 to Financial Statements in this Report, this proposed merger transaction to take the Company private has been abandoned by SAT.

LIQUIDITY AND CAPITAL RESOURCES.

      Until July 1997 when SAT's inability to secure its own financing caused SAT to cease advances to the Company, SAT had been the sole source of financing to the Company since the Company's public offering of 1,721,900 shares of the Common Stock in October and November 1993. This initial public offering netted the Company approximately $7,099,000.

      As a result of two loans made to the Company in September and October 1997 totaling $310,000 ($10,000 from an officer and $300,000 from an unaffiliated source), both loans secured by a lien on the assets of the Company, the Company recommenced its product development on October 27, 1997. During the third quarter of 1997, the Company repaid the loans from the net proceeds of a private placement pursuant to Regulation D under the Securities Act, which sold 3,200,000 shares of the Common Stock at $0.50 per share or an aggregate purchase price of $1,600,000. The net proceeds of the private placement totaled approximately $1,434,000 after the payment of capital formation costs of approximately $166,000, including $160,000 in the form of a finder's fee to Jonathan J. Pallin, who, on October 31, 1997, was elected Chairman of the Board and a director of the Company. Capital formation costs of $166,000 have been reflected as a reduction in additional paid in capital at December 31, 1997, however, of this amount approximately $66,000 was paid subsequent to quarter end.

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

      Management continues to search for a venture capital investor to fund the balance of the development program, believing that such an investor or investors would be the most likely source of financing. Management has identified companies which are likely candidates for such an investment based on an analysis of their investment history and has conducted preliminary discussions with one or two of the potential candidates, but this search remains in its preliminary stages. Management recognizes that many prospective venture capital investors prefer to invest in a privately-owned company with an initial public offering as the investor's exist strategy, rather than in a publicly-owned company such as the Company; however, the initial responses to the Company's solicitation, preliminary as they are, have suggested to management that this potential problem may be overcome.

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

      The Company believes that, as a result of the private placement described above, it will have sufficient capital to keep the Company operating for a period of up to 10 months while it seeks the long-term financing. Unless such long-term financing is obtained, the Company will have to abandon the product development program and, accordingly, have no product or service in order to become an operating entity. There can be no assurance that such long-term financing will be obtained or, if available, as to when or that management's estimate as to the period of not requiring additional short-term financing will be correct.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 VS. DECEMBER 31, 1996

      During the quarter ended December 31, 1997, the Company spent $150,702 on research and development and an additional $236,488 on general and administrative expenses, as compared with $494,372 and $19,792, respectively, during the three months ended December 31, 1996. The lower research and development expenditures in the 1997 period were due to the fact that SAT advanced no funds to the Company after July 1997 and, accordingly, the Company's product development activities were suspended through October 27, 1997. There was no management fee paid to SAT in the quarter ended December 31, 1997, while the Company paid SAT $105,000 in management fees during the quarter ended December 31, 1996. As a result of the sale by SAT of the shares (see Note 1 to Financial Statements in this Report), no management fees will be paid to SAT in the future. However, because these services are now performed internally, the Company incurred higher general and administrative charges in 1997 than in 1996, and will continue to do so on a go forward basis. The (net) other expense of $185,228 for the three months ended December 31, 1997 consists primarily of a loss on sale of fixed assets of approximately $189,000.

NINE MONTHS ENDED DECEMBER 31, 1997 VS. DECEMBER 31, 1996

      During the nine months ended December 31, 1997, the Company spent $851,376 on research and development and an additional $407,022 on general and administrative expenses, as compared with $1,196,784 and $148,386, respectively, during the nine months ended December 31, 1996. Although the Company had been incurring expenditures with the accelerated effort in the R & D program in early fiscal 1997, the overall expenditures were significantly lower in the 1997 period due to the fact that SAT advanced no funds to the Company after July 1997. Accordingly, the Company's product development activities were suspended through October 27, 1997. The management fees paid to SAT in the nine months ended December 31, 1997 aggregated $409,838 as compared to $315,000 in the same period in 1996 due to increased expenses for corporate overhead that were previously covered in the management fees paid to the parent. The (net) other expense of $185,228 for the nine months ended relates to the loss on sale of fixed assets as noted above.

      From inception on October 8, 1992 to December 31, 1997, the Company has spent $5,616,715 on research and development and $2,220,101 on general and administrative expenses. Management fees paid to SAT aggregated $2,089,838 during such period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable.

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (a)   Not applicable.

      (b)   Not applicable.

      (c)   Recent Sales of Unregistered Securities

            (i) On November 21, 1997, the Company closed as to the sale of 1,690,000 shares of the Common Stock and, on December 10, 1997, the Company closed as to the sale of 1,510,000 shares of the Common Stock, or an aggregate of 3,200,000 shares of the Common Stock offered pursuant to a private placement.

            (ii) There were no underwriters for this private placement. The shares of the Common Stock were offered and sold to persons who were accredited investors as such term is defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act").

            (iii) The shares of the Common Stock were sold for $0.50 per share or an aggregate purchase price of $1,600,000. There were no underwriting discounts or commissions related to the private placement, although a finder's fee of $160,000 was paid to Jonathan J. Pallin who on October 31, 1997 was elected Chairman of the Board and a director of the Company.

            (iv) The Company claims that the sales were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereunder and Rule 506 of Regulation D thereunder, the sales constituting a transaction by an issuer not involving any public offering. The purchasers were all accredited investors, each of whom or which gave an investment representation.

      (d)   Not applicable.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K.

            There were no Reports on Form 8-K filed during the quarter for which this Report is filed.

                                   SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

                                          U.S. DRUG TESTING, INC.

                                          (Registrant)

Date:      February 17, 1998              By    /s/ Linda H. Masterson
                                            --------------------------
                                          Linda H. Masterson
                                          President and Chief Executive Officer