Form 10-K
period 1998-03-31
LIFEPOINT INC
filed 1998-06-05
CIK 910523

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED MARCH 31, 1998


                  Commission File No.  000-23721


                                 LIFEPOINT, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                           33-0539168
      (State or other jurisdiction of            (I.R.S. Employer
        Incorporation organization)                I.D. Number)

          10400 TRADEMARK STREET
        RANCHO CUCAMONGA, CALIFORNIA                  91730
    (Address of principal executive offices)        (Zip Code)

               REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:
                                 (909) 466-8047

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                          Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of May 29, 1998, there were 10,797,206 shares of the Common Stock outstanding.

The Registrant has only one class of voting stock, the Common Stock, $.001 par value. As of May 29, 1998, the aggregate market value of the Common Stock held by non-affiliates was $2,160,950. Because there were no market prices for the LifePoint Common Stock reported at May 29, 1998, the sales price per share (i.e., $.50) in the October to December 1997 private placement was used for valuation purposes.

                                     PART I

ITEM 1.  BUSINESS

SAFE HARBOR STATEMENT UNDER THE PRIVATE LITIGATION REFORM ACT OF 1995

         With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include certain forward-looking statements that involve risks and uncertainties. Among the risks and uncertainties to which LifePoint, Inc. ("LifePoint") is subject are the risks that it will not obtain the substantial financing necessary to complete the development of its products and, accordingly, not develop any revenue source; that it will not secure the additional personnel required first to complete the development program and, if that is successful, later to implement the manufacturing process, especially in its current location; that it will not complete the product development program on a timely or successful basis and that the costs will be higher than projected; that, during the period before March 2000 when LifePoint's management currently believes that its saliva based drugs of abuse and alcohol testing product will be submitted for United States governmental approval, competitors, with greater financial resources, will have produced and offered for sale a saliva based competitive product; and that, because of the delays, the potential market for LifePoint's products will not be as large as currently anticipated. As a result, the actual results realized by LifePoint could differ materially from the statements made herein. Stockholders of LifePoint are cautioned not to place undue reliance on forward-looking statements made in this Report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements" in Item 7 to this Report.

GENERAL

         LifePoint was incorporated on October 8, 1992 under the laws of the State of Delaware as a wholly owned subsidiary of Substance Abuse Technologies, Inc. ("SAT"). The Common Stock, $.01 par value (the "SAT Common Stock"), of SAT was then traded on the American Stock Exchange. Effective as of January 1, 1993, SAT sublicensed or transferred to LifePoint certain rights or assets to develop drug testing products in exchange for 3,500,000 shares of LifePoint's Common Stock, $.001 par value (the "LifePoint Common Stock"). In October and November 1993, LifePoint had a public offering of the LifePoint Common Stock in which an aggregate of 1,721,900 shares was sold. As of September 30, 1997, SAT owned 5,575,306 shares of the LifePoint Common Stock or 76.4% of the 7,297,206 shares of the LifePoint Common Stock then outstanding. From its inception until October 31, 1997, LifePoint was a subsidiary of SAT or otherwise under its control. SAT ceased providing advances to LifePoint in August 1997 as a result of its inability to secure financing for its own programs. On September 10, 1997, SAT filed a petition under Chapter 11 of the Federal Bankruptcy Code. LifePoint temporarily suspended its product development activities on September 19, 1997, but did not file for bankruptcy. On October 29, 1997, the controlling stockholder interest in LifePoint was sold to Meadow Lane Partners, LLC ("Meadow Lane"), then an unaffiliated party, for $250,000 and operations were resumed. LifePoint is now completely independent from SAT. See the section "Certain Relationships with SAT" under this caption "Business."

         LifePoint has not produced any revenues through March 31, 1998 because its products are still in the developmental stage. LifePoint is developing proprietary systems that will test for substance abuse, specifically the following five commonly used drugs of abuse: cocaine, opiates (heroin, morphine and codeine), phencyclidine hydrochloride (PCP), amphetamines (including methamphetamines), and tetrahydrocannabinol (THC, marijuana) (collectively the "Drugs of Abuse"). As indicated below, LifePoint's first efforts were to develop a device to test for the Drugs of Abuse using urine as the test specimen; however, based on its review of the potential market in 1995, LifePoint decided to develop a saliva specimen testing product first. In late 1996, it expanded the development program to also test for the presence of alcohol.

         In January 1992, the United States Navy (the "USN") and SAT signed a ten-year license agreement (the License Agreement") covering the exclusive use by SAT of the USN's technology for the five Drugs of Abuse and any other drugs that might be added to the National Institute of Drug Abuse ("NIDA") list of drugs of abuse. By an amendment dated March 15, 1994, the scope of the License Agreement was broadened to permit SAT to use the technology for testing for methadone, benzodiazapines, barbiturates, propoxyphene, tricyclic antidepressants and anabolic steroids. Except as set forth in the two preceding sentences, SAT under the License Agreement could not use the USN technology to test for other substances. By an amendment dated June 16, 1995, the term of the exclusive right under the License Agreement was extended to terminate ten years from June 27, 1995 and SAT had a nonexclusive right to use the technology thereafter for the balance of the patent term, unless the License Agreement was terminated sooner because of SAT's default. By letter dated May 15, 1995, the USN notified SAT that, because the expiration date of the USN patent had been extended to February 23, 2010 under the GATT/WTO treaty, the expiration date of the License Agreement was extended to February 23, 2010. LifePoint's line of products under development was initially based on its sublicense dated September 23, 1993 (the "Sublicense") from SAT for Drugs of Abuse detection utilizing the USN patent for flow immunosensor technology. However, with the sale of the SAT majority stockholder interest in LifePoint, the license agreement with the USN was transferred directly to LifePoint from SAT and the Sublicense between SAT and LifePoint was cancelled. On March 3, 1998, the notification period in the Federal Register was completed and the USN has agreed in principle to expand the license to a worldwide, exclusive license for human diagnostic testing on saliva. LifePoint is further developing the USN-developed technology for application in its own proprietary test system.

         LifePoint had received six approvals from the Food and Drug Administration (the "FDA") covering its Model 9000 Flow Immunoassay System and the attendant assays for each of the five Drugs of Abuse listed above, using urine as the test specimen. However, additional development work is required before the urine based testing product can be marketed. As indicated above, LifePoint, based on its review of then current market conditions, decided in 1995 to defer completion of the urine product until it can complete the assays for a saliva based test system.

         Until the saliva based test system is submitted to the FDA and marketing has commenced, no revenues from product sales are likely to be produced. LifePoint conducted an internal feasibility study on the product that was completed in November 1996. Based on the results of the feasibility study, LifePoint proceeded to the next stage of development. Assuming subsequent success in the remainder of the development program, LifePoint currently expects to submit its five-panel screening assay to the FDA in March 2000 at the earliest, but there can be no assurance that such submission will occur by such date or that the product will be successfully developed. SAT commissioned an unaffiliated consulting firm in June 1997 to review the product. The consultant confirmed LifePoint management's belief that the contemplated product could be developed and that once developed there was a significant market therefor, especially with the added alcohol testing capability. However, the consultant estimated that it may take several months longer and a higher cost than had been estimated by LifePoint's management to bring the product to market as indicated in the section "Need for Financing" under this caption "Business". Once the product is submitted to the FDA, LifePoint will be able to market it in the United States for non-medical purposes, such as law enforcement testing and safety sensitive testing, and in Europe where no FDA clearance is required. LifePoint will be able to commence marketing of the product in medical markets when FDA clearance is obtained, which is anticipated to occur approximately three to five months after submission if such approval is obtained. There can be no assurance as to when LifePoint will submit such assay to the FDA, if at all, as to when the FDA will give its clearance and as to when marketing in either medical or non-medical markets will commence. Management recognizes that, although FDA clearance is not required for use of drug testing for non-medical purposes, such as law enforcement testing and industrial safety sensitive testing, FDA clearance of the product will assist LifePoint's marketing in the United States to such customers. A definitive marketing plan has not been finalized or implemented. See the section "Marketing and Distribution" under this caption "Business."

         It is anticipated that LifePoint's saliva based Drugs of Abuse and alcohol test will be evidentiary in the law enforcement market. In addition, it is expected that LifePoint's tests will be performed on a non-evidentiary basis in the industrial marketplace. If a Drug of Abuse is detected in the screening test, the sample may need to be forwarded to a laboratory, where an expensive confirmatory analysis will be performed. Usually gas chromatography/mass spectrometry ("GC/MS") is employed for the evidentiary test. LifePoint's marketing analysis has indicated a greater market potential for a saliva sample portable testing instrument for Drugs of Abuse by law enforcement agencies, occupational health clinics, hospitals and other medical facilities than a urine sample instrument. However, the use of this product in other potential markets that are testing for transportation "lifestyle," such as pre-employment testing, may be limited with the initial product. Currently, to LifePoint's knowledge, no competitor is currently offering a saliva sample testing product on an "on site" basis. However, management has been advised that two or more companies may have such product under development. There can be no assurance that a competitor will not begin to offer such a product in the future, whether before or after LifePoint completes its research and development. See the section "Competition" under this caption "Business." There also can be no assurance that the product will be developed for use in the manner contemplated in this section.

NEED FOR FINANCING

         As indicated in the preceding section, LifePoint temporarily suspended its product development activities on September 19, 1997 because of SAT's cessation in August 1997 of providing financing to LifePoint and SAT's subsequent filing for bankruptcy protection on September 10, 1997. LifePoint was able to resume such activities on October 27, 1997 as a result of a loan by Meadow Lane which was repaid from the proceeds from a private placement conducted by LifePoint pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). On November 21, 1997, LifePoint closed as to the sale of 1,690,000 shares of the LifePoint Common Stock and, on December 10, 1997, LifePoint closed as to the sale of 1,510,000 shares of the LifePoint Common Stock. The aggregate of 3,200,000 shares was sold at $.50 per share and LifePoint realized $1,600,000 in gross proceeds. There were no underwriting discounts or commissions allowed or paid pursuant to the private placement, although a finder's fee of $160,000 was paid to Jonathan J. Pallin who was a member of Meadow Lane (see Item 12 to this Report) and who, on October 31, 1997, was elected as the Chairman of the Board and a director of LifePoint. LifePoint's management currently estimates that the net proceeds from this private placement will enable LifePoint to continue its operations, at the current reduced level, until July 1998. Management has been actively pursuing during 1998 on a parallel basis the alternative methods of financing described in the second, third and fourth succeeding paragraphs. However, because management recognizes that it may take beyond July to implement one of these financing possibilities, management will, if necessary, implement a private placement of $1,000,000 to $2,000,000 in an effort to enable LifePoint financially to bridge the period until one of these financing programs can be successfully implemented. There can, of course, be no assurance that LifePoint will obtain the bridge financing or, as indicated below, the major funding to complete its research and development program. Absent a successful consummation of this bridge financing, LifePoint will have to suspend operations as it did in September 1997.

         The latest estimate which LifePoint's management has is that, to complete the development of a saliva based Drugs of Abuse and alcohol testing product, will require an incremental cost of $16,000,000 and that the product is not expected to be launched until late in the first quarter of 2000. Such estimates as to amount and dates (including the estimated date in the last sentence of this paragraph) are based on the assumption that at least $6,000,000 in financing will be obtained in the next few months. This contrasts with SAT's previous and publicly announced incremental costs for LifePoint of $16,000,000 to $18,000,000 and a launch date of the first quarter of 1999 at the earliest. (Note: these estimates were prior to the suspension of product development efforts and the subsequent reduced product development effort over the last eight months.) As indicated in the preceding section, the outside consultant's report in June 1997 confirmed LifePoint management's opinion that the product was developable and had market potential, especially with the added feature of the device also testing for alcohol. As indicated below, LifePoint management believes that this report will be of assistance in its attempt to secure financing for LifePoint, especially because no prototype of the product is expected to be available until July 1999 at the earliest.

         LifePoint's management has been pursuing parallel paths for financing: venture capital, strategic partnering, and/or a private placement for all or part of the required funding. Management continues to search for a venture capital investor to fund the balance of the development program, believing that such an investor or investors would be the most likely source of financing. Management has identified companies which are likely candidates for such an investment based on an analysis of their investment history and has conducted preliminary discussions with several potential investors, and has progressed into the "due diligence" stage with at least one potential investor. Management recognizes that many prospective venture capital investors prefer to invest in a privately-owned company with an initial public offering as the investor's exit strategy, rather than in a publicly-owned company such as LifePoint; however, the initial responses to LifePoint's solicitation have suggested to management that this problem may be overcome.

         LifePoint's management has also been exploring the possibility of obtaining a strategic partner for LifePoint. To this end, the Company has an agreement with Burrill & Company ("Burrill"), a San Francisco-based merchant bank focused exclusively on servicing life science companies. Burrill assists its portfolio companies in maximizing their value through various strategic partnering relationships. Burrill was founded by G. Stephen Burrill, an internationally recognized financial, business, and management advisor to the life sciences industry. The team is augmented by the Burrill's Business Advisory Board which includes a group of former chief executives of major pharmaceutical, medical, and diagnostic companies. Burrill had been engaged to introduce LifePoint to potential partners with an on-going interest in saliva-based diagnostics or point-of-care diagnostics and which might be otherwise interested in partnering with or acquiring LifePoint at an early stage. Management still believes that obtaining one of the major pharmaceutical or medical companies to assist in the product development at this stage of development risks giving confidential data to potential competitors that would not be fully protected by confidentiality agreements. Management also believes that a potential marketing partner could be obtained on more acceptable terms when there is a working prototype for the instrument and the disposables and certain preliminary clinical data are obtained. It is currently anticipated that the prototype will be completed by July 1999 at the earliest and that, at that stage of development, the greater part of the estimated development and manufacturing build-out expenses would already have been incurred, making it less beneficial to obtain a development partner at that time. Despite these reservations, management believes that the consultant's report in June 1997 may resolve the concerns of these major companies as to there being no prototype currently available and that LifePoint may have to assume the risks of disclosing confidential data rather than not secure adequate financing. LifePoint's management will pursue strategic partnering, but does not currently rate LifePoint's chances of succeeding in a timely manner as high as those with venture capital investors or some other equity investor.

         LifePoint has also engaged the services of The Kriegsman Group, founded by Steven Kriegsman, a Los Angeles-based investment banker focused on obtaining private financing for young medical, biotech, and pharmaceutical companies. The Kriegsman Group is focusing on implementing a private placement for $7,000,000 to $10,000,00 in equity from individuals or institutions for LifePoint. Ambient Capital Group, Inc., also a Los Angeles-based investment banker, will act as co-agent with The Kriegsman Group in such offering.

         Management has also pursued the possibility of an underwritten public offering and has received expressions of interest from several well-known small national and large regional firms. This route has been put on hold by management as taking too long to complete the required transaction in a timely manner; however, it remains an alternative to be pursued following a private financing for the initial financing requirement.

         There can be no assurance that LifePoint will be successful in securing financing, whether through a venture capital investor, a strategic partner, a private placement or otherwise. See the section "Liquidity and Capital Resources" in Item 7 to this Report.

DRUG TESTING PRODUCTS

         (1) URINE SAMPLE TESTING. LifePoint's urine Drugs of Abuse testing system can be divided into two parts. The first part is the instrument into which the sample is placed. The second part consists of the replaceable columns that will test for the five Drugs of Abuse.

         FLOW IMMUNOASSAY SYSTEM. LifePoint's initial instrument system was the Model 9000, which received marketing clearance from the FDA. See the section "Government Regulation" under this caption "Business." Resembling a personal computer, the Model 9000 features one-button operation that permits low cost use of the system by non-technical personnel. The Model 9000 incorporates a LifePoint developed laser-excited fluorescence system that will enhance detection of Drugs of Abuse. The Model 9000 will provide an analysis of Drugs of Abuse present in the urine sample, if any are so present. All five Drugs of Abuse or any combination thereof can be selected for testing. Testing on a urine sample by the Model 9000 is anticipated to take approximately 20 minutes per drug selected.

         DRUG ASSAYS FOR THE FLOW IMMUNOSENSOR SYSTEM. LifePoint had been designing disposable drug assay columns to be utilized in connection with the Model 9000. Each flow through column, approximately one inch long by one-half inch wide, will test for one Drug of Abuse (the "Target Drug"). The five separate columns each contain antibodies specific for the Target Drug.

         The life of each column is estimated at between 50 to 75 tests. This will depend specifically on such factors as (i) the number of samples containing the Target Drug; (ii) the amount of the Target Drug present; and (iii) the specific Drug of Abuse targeted for testing. The Model 9000 will inform the operator, who does not have to be highly skilled, when and which column to replace.

         As indicated in the section "General" under this caption "Business," LifePoint intends to first complete its development of the saliva sample testing product described below prior to undertaking further development efforts with respect to the urine sample testing product. Accordingly, the urine sample testing product is not currently marketable.

         (2) SALIVA SAMPLE TESTING. Research is being conducted by LifePoint, using the flow immunosensor technology, of testing for Drugs of Abuse and alcohol from saliva samples and for submission to the FDA for approval to use saliva as a testing specimen. This research utilizes much of the development work done for LifePoint's urine Drugs of Abuse testing system. See the section "Government Regulation" under this caption "Business" for information as to obtaining FDA clearance. Management anticipates that the earliest that the saliva testing system and drugs assays for all five Drugs of Abuse and alcohol will be ready for submission to the FDA is in March 2000. There can be no assurance that LifePoint will meet such timetable.

         IMMUNOSENSOR ANALYZER. LifePoint anticipates manufacturing a small portable device in conjunction with the flow immunosensor technology. When used with the drug assays described below, LifePoint expects that this unit will provide portable, flexible and non-invasive detection capability when used with saliva samples. It is expected that the assay time will be under five minutes per sample. There can be, however, no assurance that the Company will be able to develop and market this product. See the section "Research and Development" under this caption "Business."

         DRUG ASSAYS FOR IMMUNOSENSOR ANALYZER. LifePoint intends to develop disposable assay cartridges for use with its desktop model using saliva samples. After the sample has been collected, it will be automatically transferred to an assay cartridge containing up to ten target analytes (Drugs of Abuse and alcohol) in one panel, read by the instrument, and the results printed. The disposable cartridge will be thrown away after use. Assay time is expected to be less than five minutes per sample. LifePoint plans to continue its research and development efforts for the drug assays concurrently with the instrument. There can be no assurance that LifePoint will be able to develop and market the assay cartridges. See the section "Research and Development" under this caption "Business."

MANUFACTURING

         Whenever LifePoint commences manufacturing, LifePoint will be required in the United States to follow current Good Manufacturing Practices ("GMP") as prescribed by the FDA. See the section "Government Regulation" under this caption "Business." There can be no assurance that LifePoint will be able to bring its plant into compliance and/or cause its third party manufacturers to comply with GMP. LifePoint's future dependence on third parties for the manufacture and supply of product components could have a material adverse effect on LifePoint's profit margins and its ability to deliver its products on a timely and competitive basis.

MARKETING AND DISTRIBUTION

         Although LifePoint had engaged the services of a consultant to undertake a marketing survey in 1995, because of the delays in the development of its products due to the decision to have a test using a saliva sample, a definitive marketing program has not been finalized or implemented. LifePoint will be looking to employ a Vice President, Marketing to begin developing such a program and to advise on the research and development program. LifePoint had engaged such an officer; however, because of SAT's failure to fund (see the section "General" under this caption "Business"), her services were terminated as an employee, although she continues to furnish services as a consultant on a project by project basis.

GOVERNMENT REGULATION

         LifePoint's proposed screening and diagnostic products will be subject to significant government regulation in the United States and other countries. In order to conduct clinical tests, manufacture and market products for human diagnostic use, LifePoint must comply with mandatory procedures and safety standards established by the FDA and comparable foreign regulatory agencies. Typically, such standards require that products be approved by the FDA or comparable foreign regulatory agencies as appropriate, as safe and as effective for their intended use prior to being marketed.

         The FDA regulates the introduction, manufacturing, labeling, record keeping, and advertising for all medical devices in the United States. There are two principal methods by which FDA clearance may be obtained to market in the United States medical device products such as LifePoint's proposed screening and diagnostic test kits. One method is to seek FDA clearance through a pre-market notification filing under Section 510(k) ("510(k)") of the Food, Drug and Cosmetics Act. Applicants under the 510(k) procedure must prove that the device for which approval is sought is "substantially equivalent" to devices on the market prior to the Medical Device Amendments of 1976 or devices approved thereafter pursuant to the 510(k) procedure. In some cases, data from clinical studies must be included in the 510(k) application. The review period for a 510(k) application was supposed to be 90 days from the date of filing the application. However, the FDA has recently been taking significantly longer in approving other companies' products.

         If the 510(k) procedure is not available, then pre-market approval (the "PMA") must be obtained from the FDA. Under the PMA procedure, the applicant must obtain an Investigational Device Exemption (the "IDE") before beginning the substantial clinical testing which is required to determine the safety, efficacy and potential hazards of the product. Safety and efficacy must be established through extensive clinical studies, which are conducted after the FDA's acceptance of the IDE application. On completion of all of the requirements for the IDE and once the results are evaluated, a PMA application is submitted to the FDA. The review period under a PMA application is generally 180 days from the date of filing, but the application is not automatically deemed cleared if not rejected during that period. The FDA may grant marketing clearance, request additional data about the product's safety and efficacy or deny the application if it determines that the product does not meet the regulatory approval criteria. In addition, the preparation of a PMA application is significantly more complex and time consuming than the 510(k) procedure and the FDA's review of a PMA is more extensive than that required for a 510(k) application. Based on its discussions with the FDA, LifePoint's management believes that the 510(k) procedure will be followed.

         There can be no assurance that any agency will grant approval for the sale of LifePoint's products for routine screening and diagnostic applications or that the length of time the approval process will require will not be extensive.

         The cost associated with the filing of applications with the FDA and of research and development activities to support such applications, including clinical trials, can be significant. There can be no assurance that the cost of LifePoint's research and development activities will not exceed that which is budgeted, nor that any of LifePoint's proposed products will ever obtain the necessary FDA or foreign regulatory clearances for commercialization.

         Pursuant to applications filed by LifePoint, to date, LifePoint has received approval to manufacture and market the Model 9000 and five drug assays
- the assay which detects in urine samples the presence of cocaine (and its metabolite benzoylecgonine), the assay which detects the presence of opiates (including heroin, codeine and morphine), the assay which detects amphetamines, the assay which detects phencyclidine hydrochloride (PCP) and the assay which detects tetrahydrocannabinoids (THC, marijuana). However, as indicated in the section "Drug Testing Products" under this caption "Business," further development work is necessary before the product can be marketed and, because of the decision to complete development of a saliva sample testing product prior to completing the development work with respect to the urine sample testing product, no such manufacture or marketing has commenced.
See also the section "General" under this caption "Business."

         In addition, regulations implementing the Clinical Laboratory Improvement Amendments of 1988 (the "CLIA") promulgated by the United States Department of Health and Human Services (the "HHS") and the Health Care Financing Administration on February 28, 1992, which were to become effective September 1, 1992, require that all employment drug testing, including on-site testing, be processed by a federally approved laboratory. On August 28, 1992, the HHS announced that the application of the CLIA to workplace testing would not go into effect on September 1, 1992 because of comments made on the final regulations. The comments raised questions about, among other things, whether bringing employee drug testing under the CLIA might have an unintended chilling effect on efforts to encourage drug-free workplace programs. As reported in the January 19, 1993 Federal Register, the final decision on the regulations will be delayed until further investigation is completed and has not been made as of the date hereof. LifePoint believes that these regulations will not be made effective because (a) the increased costs and burdensome procedures imposed by the CLIA will significantly reduce the volume of drug tests conducted, which is in direct conflict with the government's long-standing war on drugs, (b) workplace testing is forensic in nature (i.e., for the purpose of determining whether an individual is using illegal drugs) and not for medical purposes (i.e., to make a health assessment for diagnostic or treatment purposes) as was the original intent of the CLIA and (c) inclusion of employment drug testing may be a direct violation of the Federal Administrative Procedures Act under Title 5 of the United States Code and the United States Constitution. If the regulations are not adopted, on-site drug testing in the workplace will continue to be exempt from the CLIA. Although LifePoint has access to a forensic laboratory, the LifePoint management believes that the consequences of adoption of the regulations would add to a potential customer's costs and, accordingly, this could have a material adverse impact upon LifePoint's business with respect to employment testing in the private sector.

RESEARCH AND DEVELOPMENT

         During the fiscal years ended March 31, 1998 ("fiscal 1998"), 1997 ("fiscal 1997"), and 1996 ("fiscal 1996"), LifePoint spent approximately $1,052,000, $1,735,000, and $949,000, respectively, on development of the saliva drug testing technology. From October 8, 1992 (inception) to March 31, 1998, LifePoint has spent approximately $5,719,000 on development of the drug testing technology. See the section "Need for Financing" under this caption "Business" for information as to the estimated expenses to complete the development project.

PATENTS AND TECHNOLOGY

         In addition to its rights under the USN patent license (see the section "General" under this caption "Business"), LifePoint has rights under the following patents:

         (1) U.S. Patent No. 5,183,740, "Flow Immunosensor Method and Apparatus," issued on February 2, 1993; and

         (2) U.S. Patent No. 5,354,654, "Lyophilized Ligand-Receptor Complexes for Assay and Sensors" issued on October 11, 1994.

         LifePoint is in the process of filing patent(s) for a saliva aspiration system used for diagnostic purposes. LifePoint believes that this patent will provide broad patent protection for its unique saliva collection system that has significant advantages over the currently accepted method of absorption for saliva collection. It is uncertain whether and when this patent may issue.

         LifePoint previously had rights to use Patent No. 5,066,859, "Hematocrit and Oxygen Saturation Blood Analyzer," issued on November 19, 1992, but the assignment agreement dated January 16, 1992 between LifePoint and Maurice N. Karkur and James C. Velnosky was terminated on November 7, 1996. LifePoint's management does not consider termination of rights to use this patent material to the future development and marketing of its products.

         The expiration date of the USN patent is February 23, 2010, while the terms of the other patents are 17 years from the respective dates of issuance, subject to renewal. Termination of the Licensing Agreement for the USN patent, which would occur only on LifePoint's default, would end LifePoint's rights to develop drug testing products under the patent. Termination of the other patents or licenses to use the same would require the Company to make changes to its products that could further delay development and marketing thereof. For additional information, see the section "Material Contracts" under this caption "Business."

         The patent position of technology firms is highly uncertain and involves complex legal and factual questions. Competitors have filed applications for, and in some instances have been issued, patents and may obtain additional patents and other proprietary rights relating to products or processes, such as LifePoint's proposed immunoassay sensor, which may be competitive with those of LifePoint. The scope and validity of these patents are presently unknown. LifePoint is not aware of any patents covering an immunoassay sensor similar to LifePoint's. Companies which have or may obtain patents relating to products or processes competitive with those of LifePoint could bring legal actions against LifePoint claiming damages and seeking to enjoin it from manufacturing, licensing and marketing the affected product. To date, no claims have been made against LifePoint for infringement of any patents. However, marketing of LifePoint's products has not begun and claims, if any, would not likely be asserted until market introduction of such products. If such a claim was to be made, its defense would be costly and LifePoint's business would be adversely affected, even if LifePoint were to prevail. No assurance can be given that LifePoint would be able to prevail in any such action or that any license required under any such patent would be made available on acceptable terms.

         Process patents have certain disadvantages when compared with product patents. It is more difficult to detect and prove infringement of process patents because it is sometimes impossible to ascertain the method by which any product has been produced. In addition, the value to LifePoint of receiving a process patent may be reduced if products that can be derived from such processes have been patented by others. The patents owned by, or licensed to, LifePoint include both process patents and product patents.

         LifePoint maintains a policy of seeking patent protection in the United States and other countries in connection with certain elements of its technology when it believes that such protection will benefit LifePoint. Lyophilization patent applications have been filed in Canada, certain European countries and Japan.

         The patent laws of foreign countries may differ from those of the United States as to the patentability of LifePoint's products and processes and, accordingly, the degree of protection afforded by foreign patents, if issued, may be different from protection afforded under associated United States patents. There can be no assurance that patents will be obtained either in the United States or in foreign jurisdictions with respect to LifePoint's inventions or that, if issued, the patents will be of substantial protection or commercial benefit to LifePoint.

         Certain inventions of LifePoint may prove to be unpatentable or LifePoint may conclude that it would be more advisable to retain a patentable invention as a trade secret. In either case, LifePoint would have to rely on trade secrets, proprietary know how and continuing technological innovation to develop and maintain its competitive position. All key employees and consultants of LifePoint have executed, and project sponsors and manufacturers will be required to execute, agreements to maintain the confidentiality of LifePoint's proprietary information to which they have access. There can be no assurance that these confidentiality agreements will be honored or will be effective. Manufacturers, project sponsors and consultants may be engaged in competing research projects outside the scope of their agreements with LifePoint. There can be no assurance that such sponsors and consultants will not develop similar or superior technology independently and to the extent that such persons apply technical information independently developed by them to projects undertaken by LifePoint, disputes may arise as to the proprietary rights to such information.

COMPETITION

         LifePoint has not received any revenues because its products are still in the developmental stage. If the products are developed, LifePoint will compete with many of the companies of varying size that already exist or may be founded in the future which utilize urine samples as a specimen of testing for drugs or breath or saliva testing for alcohol. The competition in the alcohol testing area is generally restricted to small manufacturing organizations such as Intoximeter, Inc., and LifeLock, Inc. In the drug testing arena, LifePoint will face competition from at least eight major pharmaceutical companies providing substance abuse screening methods: (1) enzyme-multiplied immunoassay technique (EMIT) manufactured and distributed by Syva, a division of Dade International; (2) radioimmunoassay (RIA) manufactured and distributed by Diagnostic Products Corp. ("DPC") and others; (3) thin layer chromatography
(TLC) manufactured and distributed by Marion Laboratories, Inc. ("Marion"); (4) a fluorescence polarization immunoassay (FPIA) manufactured by Abbott Laboratories, Inc. ("Abbott"); and (5) other immunoassay tests provided by Hoffman La Roche, Inc. ("Roche"), Editek, Inc. ("Editek"); Hycor Biomedical, Inc. ("Hycor"); Princeton Biotech, Inc. ("Princeton"); and BioSite Inc. ("BioSite"). Almost all of these companies (i.e., Syva, Roche, Marion, Abbott, Editek, Hycor, Princeton and BioSite) have substantially greater financial resources available to them than does LifePoint to develop and to market their products.

         Management believes that saliva sample testing is unique in that, to management's knowledge, no company is currently offering a substance abuse detection method using saliva samples as a specimen on an "on-site" basis. However, LifePoint has been advised that such a product may be under development by two or more companies and, accordingly, there can be no assurance that such a product will not be offered by a competitor. In addition, even if no such product is developed, LifePoint anticipates, as indicated above, competition from other substance abuse detection methods such as Syva's EMIT, Roche's RIA, Marion's TLC, Abbott's FPIA methods, and other immunoassay tests provided by Editek, Hycor, Princeton and BioSite. LifePoint's market research to date has indicated a greater market potential for a saliva sample portable testing instrument for use in detecting Drugs of Abuse by law enforcement agencies, safety sensitive industries, hospitals and other medical facilities than a urine sample instrument. However, because of the blood equivalent, current status result, the use of this product in other potential markets which require a "lifestyle" result may be limited.

         If LifePoint successfully develops first its saliva sample testing method and second its urine sample testing method, as to neither of which there can be any assurance, it is not certain whether LifePoint will have the financial resources to compete successfully with other companies which have greater financial resources available to them. In addition, LifePoint's delay in bringing a Drugs of Abuse and alcohol testing product to market may adversely affect its future marketing efforts because of the name recognition gained by competitors actively marketing a product during this interim period.

MATERIAL CONTRACTS

         Copies of all of the agreements hereinafter referenced in this section have been filed (by incorporation by reference) as exhibits to this Report and are incorporated by this reference.

(a)  LICENSE AND SUBLICENSE AGREEMENTS

         With the sale of SAT's majority owned position in LifePoint, the USN also agreed to transfer its License Agreement with SAT directly to LifePoint. An amendment dated November 12, 1997 to the License Agreement was executed to modify the up-front $100,000 annual minimum payment so that it will be paid in several payments over the year. The amendment also included a onetime payment of $10,000 in satisfaction of any outstanding debt due to the USN from SAT. LifePoint has assumed all of SAT's rights and undertaken all of SAT's obligations under the License Agreement.

         The License Agreement initially provided that the USN shall be paid a royalty equal to six percent of the Net Selling Price (as defined in the License Agreement) for each Royalty-Bearing Product (as defined in the License Agreement) made, used or sold by SAT or its sublicensees in the Licensed Territory with minimum annual royalty payments of $180,000 for 1993, $375,000 for 1994, $600,000 for 1995 and $1,000,000 for 1996 and each calendar year thereafter throughout the term of the License Agreement. The License Agreement provides that the USN shall approve all sublicenses and, in accordance with such provision, the Sublicense was approved by the USN on September 24, 1993. As a result of the USN agreeing to the assignment of the License Agreement to LifePoint as described in the preceding paragraph, the Sublicense was canceled. The aforementioned minimum annual royalties were amended November 28, 1994 as follows: the minimum annual royalty for 1995 was reduced to $375,000 and for 1996 it was reduced to $600,000. In June 1995, the License Agreement with the USN was renegotiated and amended to provide for minimum annual royalties of $100,000 per year commencing October 1, 1995 and terminating September 30, 2005. Additional royalties will be paid pursuant to a schedule based upon sales of products. By letter dated May 15, 1995, the USN notified SAT that, because the expiration date of the USN patent had been extended to February 23, 2010 under the GATT/WTO treaty, the expiration date of the License Agreement was extended to February 23, 2010. The terms of the Agreement are in the process of being negotiated to include a worldwide license for diagnostic testing of all analytes in saliva.

(b)  CRDA

         On April 16, 1992, SAT entered into a 12-month cooperative research agreement ("CRDA") with the Naval Research Laboratory section of the USN (the "NRL") to further develop the licensing technology of the "Flow Immunosensor".

         Pursuant to an agreement dated as of January 1, 1993 by and between SAT and LifePoint, SAT assigned to LifePoint all of its rights under the CRDA. The purpose of the CRDA is to develop the prototype instruments based on the Flow Immunosensor Method and Apparatus Technology. See the section "Research and Development" under this caption "Business." Pursuant to the CRDA, each party may retain title to any patent obtained by such party in the performance of work under the CRDA. The NRL has the right of first election to file a patent application in the United States on joint inventions made in the performance of work under the CRDA and LifePoint, as assignee, has the right of first election to file a patent application on such joint inventions in all other countries. Pursuant to an amendment dated May 1993 to the CRDA, the NRL waived such right of first election with respect to the lyophilization process for the freeze-drying of immunoassay chemicals, provided that SAT filed an approved patent application on such process within three months from the date of execution of the amendment. The approved patent application was filed on July 16, 1993 and issued as U.S. Patent No. 5,354,654 "Lyophilized Ligand-Receptor Complexes for Assays and Sensors" on October 11, 1994. The patent has been assigned to LifePoint by SAT. See the section "Patents and Technology" under this caption "Business."

(c)  MANAGEMENT AGREEMENT

         On April 1, 1993, LifePoint and SAT entered into a formal Management Agreement pursuant to which SAT's fee for management and administrative services to LifePoint was to be computed at ten percent of LifePoint's annual net sales, with a minimum annual fee of $300,000. In July 1993, LifePoint and SAT entered into an amended Management Agreement, effective retroactively to April 1, 1993, pursuant to which the fee for management and administrative services provided to LifePoint by SAT was a fixed annual fee of $420,000, plus three percent of LifePoint's annual gross sales. Because LifePoint has no sales to date, it had always paid the minimum fee under the Management Agreement. The term of the amended agreement was five years that commenced April 1, 1993. Given the related industry experience of SAT management, the immediate availability of SAT personnel and belief of the management of LifePoint that the terms offered by SAT were fair and reasonable, LifePoint did not investigate alternative management services providers. The fee charged by SAT for its management services was determined arbitrarily by its Board of Directors after taking into consideration the anticipated SAT resources required to provide such services to LifePoint, both in terms of employee time and allocated overhead costs. The arbitrary formula used by SAT to determine the fee was 50% of the sum of SAT's executive, accounting and clerical salaries, fringe benefits and related expenses. In March of 1997, the Management Agreement was again amended to provide for a percentage of time and services agreement whereby the costs of certain SAT employees and facilities were allocated to LifePoint based on a percentage of usage. As the activity of LifePoint had been increasing, there had been a tremendous increase in time required by SAT employees and expanded use of leased space to satisfy LifePoint's needs. The services provided to LifePoint by SAT pursuant to the Management Agreement included management, administrative, accounting and other financial services and advice, including, without limitation, the services then performed by the Treasurer of LifePoint (who was also the Treasurer of SAT), for which he was not directly compensated by LifePoint; services relating to LifePoint's financial and banking relationships; services relating to the preparation of financial statements, budgets, forecasts and cash flow projections; cash management advice; and other miscellaneous services and advice. The management fee was discontinued after June 30, 1997 because no services were being provided after that date.

CERTAIN RELATIONSHIPS WITH SAT

         From October 1992 until January 1993, SAT conducted LifePoint's business operations. Effective as of January 1, 1993, SAT transferred to LifePoint all of its drug testing assets, including cash amounting to $11,626 and hard assets valued at their carrying value of $437,060 and intellectual property rights associated with the drug testing operations for 3,500,000 shares of the LifePoint Common Stock. SAT also granted LifePoint the Sublicense with respect to the USN technology.

         As of September 30, 1997, 76.4% of the outstanding shares of the LifePoint Common Stock was held by SAT. James C. Witham was the Chairman of the Board, the Chief Executive Officer and a director of LifePoint from its incorporation until May 31, 1996 and was also the Chairman of the Board, the President, the Chief Executive Officer and a director of SAT from its incorporation until April 18, 1996. Karen B. Laustsen was a director of LifePoint from its incorporation until May 28, 1996 and was an Executive Vice President and a director of SAT from its incorporation until April 18, 1996. From LifePoint's incorporation until July 3, 1996, Gary S. Wolff was the Treasurer, the Chief Financial Officer, the Chief Accounting Officer and a director of LifePoint and, from SAT's incorporation to July 3, 1996, was the Treasurer, the Chief Financial Officer and the Chief Accounting Officer of SAT and, prior to September 26, 1995, was also a director of SAT. Glenn A. Bergenfield and William DiTuro, also directors of LifePoint until November 15, 1995, were directors of SAT prior to September 26, 1995. Michael J. Witham was a director of LifePoint and a Vice President of SAT prior to September 26, 1995. On May 31, 1996, Robert M. Stutman, the Chairman of the Board, the Chief Executive Officer and a director of SAT since April 18, 1996, Linda H. Masterson, the President of SAT from May 13, 1996 to May 23, 1997, a director of SAT from September 26, 1995 to November 4, 1997 and, from May 13, 1996 to November 14, 1996, Chief Operating Officer of SAT, and Michael S. McCord, then a consultant to the SAT Board of Directors, were elected directors of LifePoint, with Mr. Stutman also being elected as Chairman of the Board of LifePoint and, effective August 1, 1996, Ms. Masterson as the President of LifePoint. On October 22, 1996, Mr. McCord was elected as a director of SAT. All of the foregoing persons except Messrs. Bergenfield, DiTuro and McCord were or are employees of SAT and all were or are securityholders of SAT.

         As a result of the sale by SAT to Meadow Lane of the controlling stockholder interest in LifePoint and their relationship to SAT, on October 31, 1997, Robert M Stutman and Michael S. McCord resigned as directors of LifePoint, with Mr. Stutman also resigning as its Chairman of the Board. Messrs. Stutman and McCord are directors of SAT, with Mr. Stutman also serving as SAT's Chairman of the Board and Chief Executive Officer. At the same meeting, Jonathan J. Pallin who, through Meadow Lane, is the beneficial owner of 4,325,306 shares of the Common Stock or 40.1% of the outstanding shares as of May 29, 1998, was elected as the Chairman of the Board and a director of LifePoint. Since October 16, 1997, Mr. Pallin had been serving as a financial consultant to LifePoint. In addition, Robert Muccini resigned as the Vice President, Finance, the Treasurer, the Chief Financial Officer and the Chief Accounting Officer of LifePoint because he held comparable positions with SAT. No person has been appointed as yet to replace Mr. Muccini. Linda H. Masterson, the President, the Chief Executive Officer and a director of LifePoint, resigned on November 4, 1997 as a director of SAT, thereby severing the final interlocking relationship between LifePoint and SAT. For the first time in its corporate existence, LifePoint has sole responsibility for its administrative and financial operations, with independent directors and executive officers and no management service arrangements with SAT.

         SAT had filed Registration Statement on Form S-4, File No. 333-4790, under the Securities Act pursuant to which (1) SAT was to solicit the consents of the holders (the "LifePoint Minority Stockholders") of 1,721,900 shares (the "Minority LifePoint Common Stock") of the LifePoint Common Stock to the merger of LifePoint with and into a wholly-owned subsidiary of SAT (the "LifePoint Merger") and (2), if the

LifePoint Merger was consummated, SAT would issue to the LifePoint Minority Stockholders an aggregate of 2,789,478 shares of the SAT Common Stock in exchange for their shares of the Minority LifePoint Common Stock or 1.62 shares of the SAT Common Stock for each share of the Minority LifePoint Common Stock. In addition, upon consummation of the LifePoint Merger, SAT was to issue to the holders Common Stock purchase warrants to purchase shares of the SAT Common Stock in lieu of their Common Stock purchase warrants to purchase shares of the LifePoint Common Stock on the same basis as the foregoing exchange offer and was to issue to the LifePoint Minority Stockholders rights to receive a portion of the Special Payment (as such term was defined in the foregoing Registration Statement). As a result of SAT's bankruptcy and its subsequent sale of its shares of the LifePoint Common Stock to Meadow Lane, this SAT proposal to take LifePoint private has been abandoned.

NO LOANS FROM LIFEPOINT TO SAT OUTSTANDING

         During the fiscal year ended March 31, 1995, LifePoint made short-term loans to SAT in the amount of $488,519. At March 31, 1996, as a result of payments by SAT, the notes receivable from SAT to LifePoint were in the amount of $282,295. The SAT notes were secured by a pledge of SAT's shares of the LifePoint Common Stock. The notes became due on December 31, 1995, which maturity date was first extended to June 30, 1996 and then to the earlier of (1) five business days after the date the proposal for the LifePoint Merger was rejected or (2) the effective date of the LifePoint Merger, and bore interest at the rate of 8% per annum. The loans carried interest rates not in excess of those available to LifePoint on short-term money market investments. SAT repaid the indebtedness to LifePoint in the quarter ended September 30, 1996. The pledge of SAT's shares of the LifePoint Common Stock was released.

LOANS FROM SAT TO LIFEPOINT

         SAT had authorized loans to LifePoint not to exceed $2,000,000. The loans bore interest at the rate of 8% per annum and were to become due on the earlier of (1) five business days after the date the proposal to consent to the LifePoint Merger was rejected or (2) the effective date of the LifePoint Merger. On May 23, 1997, the SAT Board and, on May 26, 1997, the LifePoint Board authorized the capitalization of $2,210,250 in indebtedness owned by LifePoint to SAT as of April 30, 1997, which amount included interest, in consideration of the issuance by LifePoint to SAT of 1,768,202 shares of the LifePoint Common Stock. These shares are included in the 2,075,306 shares described later in this paragraph. The Boards had also authorized the additional investment by SAT of $2,500,000 in exchange for 2,000,000 shares of the LifePoint Common Stock on the same basis of one share of the LifePoint Common Stock for each $1.25 of investment. On May 26, 1997, the Board of Directors of LifePoint authorized the issuance of additional shares of the LifePoint Common Stock to SAT on the basis of a share of the LifePoint Common Stock for each $1.25 of indebtedness owed by LifePoint to SAT. As a result of SAT's inability to obtain its own financing, SAT notified LifePoint in July 1997 that it would cease advances to LifePoint in August 1997. Based on SAT's advice that the amount of indebtedness owed by the Company to SAT was $2,594,133, all of which SAT agreed to treat as a capital contribution, LifePoint authorized the issuance to SAT of 2,075,306 shares of the LifePoint Common Stock, which were issued as of June 30, 1997 and prior to the sale of the LifePoint Common Stock held by SAT to Meadow Lane. Subsequent to the sale, SAT advised LifePoint that the amount of indebtedness was $3,426,994. As such, the forgiveness of the remaining indebtedness to SAT of $832,861 was reflected as additional paid in capital as of September 30, 1997. Recognizing that had SAT correctly reported LifePoint's indebtedness to SAT, an additional 666,289 shares of the LifePoint Common Stock would have been issued to SAT and then sold to Meadow Lane, LifePoint's Board, on January 8, 1998, authorized the issuance to Meadow Lane of a Common Stock purchase warrant expiring January 7, 2003 (the "Meadow Lane Warrant") to purchase 666,289 shares of the LifePoint Common Stock at $.50 per share. The Board concluded that, as a result of structuring the transaction in this manner, Meadow Lane would receive what it thought it was buying, i.e., all of SAT's shares in LifePoint, and LifePoint, not SAT, would receive $383,144.50 if the Meadow Lane warrant was exercised.

TRANSFER OF ASSETS FROM SAT TO LIFEPOINT

         Included in the indebtedness that was converted to additional paid in capital as noted above was $344,663 relating to the purchase of various fixed assets from SAT at the Rancho Cucamonga, California premises. Certain of these assets, as well as other assets already owned by LifePoint, were not required for the ongoing operations of LifePoint and were subsequently sold for gross proceeds of approximately $126,000. The resulting loss on sale of assets of approximately $179,000, including sales expenses, is reflected in other income (expense) on the Statement of Operations in Item 8 to this Report.

EMPLOYEES

         As of May 29, 1998, LifePoint employed 13 employees, of whom 11 were directly involved in its research and development program. Additional personnel will be required to complete the development project and, if the project is completed successfully, to manufacture the product. Prior to October 31, 1997, LifePoint was dependent on SAT for fulfilling its accounting and other financial requirements. Since that date LifePoint has used a local accounting firm to prepare its financial statements. LifePoint will have to add its own internal accounting and financial staff and, after financing is obtained, engage the services first of a Chief Accounting Officer and subsequently a Chief Financial Officer.

         As of March 31, 1997, LifePoint utilized the services of 16 employees of SAT, for which LifePoint paid their full compensation, to conduct LifePoint's research and development program. As a result of the decision by SAT's Board of Directors in May and June 1997 to explore the feasibility of separating the interlocking relationships between SAT and LifePoint, these employees were transferred to the LifePoint payroll effective August 25, 1997.

IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on a recent assessment, LifePoint determined that all of the software currently in use on its computer system will properly utilize dates beyond December 31, 1999.

ITEM 2.  PROPERTIES

         LifePoint maintains its principal executive offices, manufacturing space and laboratory facilities in Rancho Cucamonga, California. The premises, which consist of approximately 10,000 square feet, are pursuant to a lease that expires September 30, 1998. At that time, the premises will be rented on a month-to-month basis. LifePoint may consider relocating to Orange County, California, however, where it may be more likely to attract more experienced medical diagnostic and other qualified personnel. Management believes that additional space will be required when and if manufacturing commences of the drug and alcohol testing product.

ITEM 3.  LEGAL MATTERS

         LifePoint is not a party to any material litigation and is not aware of any pending litigation or contemplated proceedings by any governmental authority that could have a material adverse effect on LifePoint's business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET DATA

         The LifePoint Common Stock was traded on the Pacific Exchange, Inc. (the "Pacific Exchange") under the symbol "U.S.D.P" until May 12, 1997 (see the section "Exchange Listing" under this caption "Market for Registrant's Common Equity and Related Shareholder Matters"). The quarterly high and low sales prices for the LifePoint Common Stock as reported by the Pacific Exchange are set forth below during the periods indicated:

                                      QUARTER ENDED                 HIGH         LOW
                                      -------------              ---------    ---------
                            FISCAL 1996
                            June 30, 1995 ...................    $    5.50    $    2.50

                            September 30, 1995 ..............         4.75         2.50

                            December 31, 1995 ...............         4.50        2.625

                            March 31, 1996 ..................         4.50         3.00


                            FISCAL 1997
                            June 30, 1996 ...................    $    4.25    $    3.50

                            September 30, 1996 ..............         3.75        2.375

                            December 31, 1996 ...............        2.875          .75

                            March 31, 1997 ..................            *            *


         *According to the National Quotation Bureau, Inc., there were no sales reported during the quarter ended March 31, 1997 and the high bid and low asked prices were $1.875 and $2.00, respectively. These quotations reflected inter-dealer prices, without retail mark-up, markdown or commission, and may not have represented actual transactions. On May 12, 1997, the last day on which there was a reported market price, the closing sales price was $1.6875 per share.

EXCHANGE LISTING

         By letter dated February 3, 1997, the Pacific Exchange advised LifePoint that the Equity Listing Committee of the Exchange would meet on March 4, 1997 to review LifePoint's listing status and decide if continued listing on the Exchange was appropriate. Among the Exchange's Tier II Securities maintenance requirements for continued listing is that a company have tangible net assets of at least $500,000 or a net worth of at least $2,000,000. As of December 31, 1996, LifePoint met neither criterion - its liabilities exceeded tangible assets by $815,617 and it had a stockholders' deficit of $775,000. In response to LifePoint's request on February 7, 1997, the Equity Listing Committee granted a compliance extension until May 6, 1997 (later postponed to May 12, 1997) in order to permit the consent solicitation for the LifePoint

Merger to proceed or, if the LifePoint Merger was not approved, for the LifePoint Board of Directors to consider what action was appropriate with respect to continuance of the listing. On May 12, 1997, the Equity Listing Committee rejected LifePoint's request and the LifePoint Common Stock was suspended from trading on the Pacific Exchange effective May 13, 1997, which action LifePoint appealed. On September 11, 1997, LifePoint withdrew its appeal of the Pacific Exchange's action. Effective October 28, 1997, the Securities and Exchange Commission granted the Pacific Exchange's application to delist and deregister the LifePoint Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

FUTURE TRADING

         Effective February 4, 1998, LifePoint registered the LifePoint Common Stock under Section 12(g) of the Exchange Act. On February 13, 1998, a broker-dealer filed a Rule 15c2-11 notice with the National Association of Securities Dealers, Inc. (the "NASD") to initiate quotations with respect to the LifePoint Common Stock. LifePoint is seeking to have the LifePoint Common Stock quoted on the NASD's OTC Bulletin Board. Based on its latest reported financial statements, LifePoint does not currently meet the entry requirements for the Nasdaq system or any major national securities exchange. LifePoint has filed for an exemption to permit secondary trading (i.e., by its stockholders) in the State of New York and, as a result of its listing in a Standard and Poor's Manual, believes such trading is permitted in at least 34 additional states.

         If quotations with respect to the LifePoint Common Stock are resumed and, if at that time the bid price is below $5.00 per share (which it was consistently between the quarter ended June 30, 1995 and May 12, 1997), the security would become subject to Rule 15g-9 promulgated under the Exchange Act, which Rule imposes additional sales practices requirements on a broker-dealer which sells Rule 15g-9 securities to persons other than the broker-dealer's established customers and institutional accredited investors (as such term is defined in Rule 501(a) under the Securities Act). For transactions covered under Rule 15g-9, the broker-dealer must make a suitability determination of the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. In addition, broker-dealers, particularly if they are market makers in the LifePoint Common Stock, have to comply with the disclosure requirements of Rules 15g-2, 15g-3, 15g-4, 15g-5 and 15g-6 under the Exchange Act unless the transaction is exempt under Rule 15g-1. Consequently, Rule 15g-9 and these other Rules may adversely affect the ability of broker-dealers to sell or to make markets in the LifePoint Common Stock.

HOLDERS

         As of May 29, 1998, there were 113 holders of record and, as of February 28, 1998, there were 272 non-objecting beneficial owners of stock.

DIVIDENDS

         LifePoint's Board of Directors has not declared any dividends on the LifePoint Common Stock through March 31, 1998, and, in view of the continuing losses and its cash requirements, the Board has no current intention to pay any such dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth selected financial data of LifePoint for the five fiscal years ended March 31, 1998, 1997, 1996, 1995 and 1994 and cumulative from October 8, 1992 (inception) to March 31, 1998. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere in this report.

                                                                                                                     Cumulative From
                                                                                                                     October 8, 1992
                                                                                                                       (Inception)
                                                                 Years  Ended  March  31,                                   to
                                      1998             1997             1996             1995             1994        March 31, 1998
                                  -----------      -----------      -----------      -----------      -----------    ---------------
Selected Statement of
  Operations Data:
Revenues .......................  $        --      $        --      $        --      $        --      $        --      $          --
Costs and Expenses:
  Selling, General and
    Administrative .............      672,998          268,668          318,510          475,400          604,185         2,584,548
  Research and
    Development ................    1,052,233        1,735,449          949,439        1,261,219          728,272         5,719,101
  Depreciation and
    Amortization ...............      217,034          143,634          143,969          162,871           92,245           776,692
  Interest Expense -
    Parent .....................       34,530           23,095               --            3,319           31,639            95,790
  Management Fees -
    Parent .....................      409,838          420,000          420,000          420,000          420,000         2,089,838
  Interest Expense .............          956            5,822           71,882           40,640               --           119,300
                                  -----------      -----------      -----------      -----------      -----------      ------------
        Total Costs and
          Expenses .............    2,387,589        2,596,668        1,903,800        2,363,449        1,876,341        11,385,269
                                  -----------      -----------      -----------      -----------      -----------      ------------
Loss from Operations ...........   (2,387,589)      (2,596,668)      (1,903,800)      (2,363,449)      (1,876,341)      (11,385,269)
Other Income (Expense) .........     (164,701)         (33,905)         262,995           31,232         (383,951)         (288,330)
                                  -----------      -----------      -----------      -----------      -----------      ------------
        Net Loss ...............  $(2,552,290)     $(2,630,573)     $(1,640,805)     $(2,332,217)     $(2,260,292)     $(11,673,599)
                                  ===========      ===========      ===========      ===========      ===========      ============
Earnings per Common Share
-basic:
 Weighted Average Common
    Shares Outstanding .........    8,032,231        5,221,900        5,221,900        5,221,900        4,342,458
                                  ===========      ===========      ===========      ===========      ===========
    Net Loss per Common Share
    -basic .....................  $      (.32)     $      (.50)     $      (.31)     $      (.45)     $      (.52)
                                  ===========      ===========      ===========      ===========      ===========
Earnings per Common Share,
  Assuming Dilution:
  Weighted Average Common
    Shares .....................    8,863,276        5,221,900        5,221,900        5,221,900        4,342,458
                                  ===========      ===========      ===========      ===========      ===========
  Net Loss per Common Share,
    Assuming Dilution ..........  $      (.29)     $      (.50)     $      (.31)     $      (.45)     $      (.52)
                                  ===========      ===========      ===========      ===========      ===========

                                                                            March 31,
                                                1998           1997            1996           1995           1994
                                            ----------     -----------      ----------     ----------     ----------
         Selected Balance Sheet Data:
         Working Capital (Deficit)          $  409,951     $(1,996,218)     $  536,880     $2,089,323     $4,360,362
                                            ==========     ===========      ==========     ==========     ==========
         Total Assets                       $1,073,284     $   595,947      $1,175,390     $4,444,105     $5,268,820
                                            ==========     ===========      ==========     ==========     ==========
         Stockholders' Equity (Deficit)     $  735,831     $(1,573,686)     $1,056,887     $2,697,692     $5,029,909
                                            ==========     ===========      ==========     ==========     ==========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         LifePoint is a development stage enterprise with no earnings history. During fiscal 1998, LifePoint had outstanding loans payable to SAT to fund continuing research and development. These advances were evidenced by notes due after the results of the consent solicitation for the proposed LifePoint Merger were to be known and bore interest at the rate of 8% per annum. On May 23, 1997, the SAT Board and, on May 26, 1997, the LifePoint Board authorized the capitalization of $2,210,250 in indebtedness owned by LifePoint to

SAT as of April 30, 1997, which amount included interest, in consideration of the issuance by LifePoint to SAT of 1,768,202 shares of the LifePoint Common Stock. These shares are included in the 2,075,306 shares described later in this paragraph. The Boards had also authorized the additional investment by SAT of $2,500,000 in exchange for 2,000,000 shares of the LifePoint Common Stock on the same basis of one share of stock for each $1.25 of investment. As a result of SAT's inability to obtain its own financing, SAT notified LifePoint in July that it would cease advances to LifePoint in August 1997. Based on SAT's advice that the amount of indebtedness owed by LifePoint to SAT was $2,594,133, all of which SAT agreed to treat as a capital contribution, LifePoint authorized the issuance to SAT of 2,075,306 shares of the LifePoint Common Stock, which were issued as of June 30, 1997 and prior to the sale of the LifePoint Common Stock held by SAT to Meadow Lane. Subsequent to the sale, SAT advised LifePoint that the amount of indebtedness was $3,426,994. As such, the forgiveness of the remaining indebtedness to SAT of $832,861 was reflected as additional paid in capital as of September 30, 1997. (For information as to an adjustment which LifePoint made for Meadow Lane as a result of SAT's error, see the section "Loans from SAT to LifePoint" in Item 1 to this Report.)

         Included in the indebtedness that was converted to additional paid-in capital as noted above was $344,663 related to the purchase of various fixed assets from SAT at the Rancho Cucamonga, California premises. Certain of these assets, as well as other assets already owned by LifePoint, were not required for the ongoing operations of LifePoint and were subsequently sold for gross proceeds of approximately $126,000. The resulting loss on sale of assets of approximately $179,000, including sales expenses, is reflected in other income (expense) on the statement of operations.

         Meadow Lane, the purchaser of the LifePoint Common Stock, also loaned money to LifePoint to allow LifePoint to recommence product development on October 27, 1997. During the third quarter of fiscal 1997, LifePoint repaid the loans from the net proceeds of a private placement pursuant to Regulation D under the Securities Act. In such offering, LifePoint sold 3,200,000 shares of the LifePoint Common Stock at $0.50 per share or an aggregate purchase price of $1,600,000. The net proceeds of the private placement totaled approximately $1,434,000 after the payment of capital formation costs of approximately $166,000, including $160,000 in the form of a finders fee to Jonathan J. Pallin who is a member of Meadow Lane and who, on October 31, 1997 was elected Chairman of the Board and a director of LifePoint. Capital formation costs of approximately $166,000 have been reflected as a reduction in additional paid-in capital in December 31, 1997; however, of this amount, approximately $66,000 was paid subsequent to quarter end.

         The latest estimate which LifePoint's management has is that, to complete the development of a saliva based drug and alcohol testing product, will require an incremental cost of $16,000,000 and that the product is not expected to be launched until the first quarter of 2000. Such estimates as to amount and dates (including the estimated date in the last sentence of this paragraph) are based on the assumption that at least $6,000,000 in financing will be obtained in the next few months. This contrasts with SAT's previous and publicly announced incremental costs for LifePoint of $16,000,000 to $18,000,000 and a launch date of the first quarter of 1999 at the earliest. (Note: these estimates were prior to the suspension of product development efforts and the subsequent reduced product development effort over the last eight months.) An outside consultant's report in June 1997 confirmed LifePoint's management's opinion that the product was developable and had market potential, especially with the added feature of the device also testing for alcohol. Management believes that this report will be of assistance in its attempt to secure financing for LifePoint, especially because no prototype of the product is currently expected to be available until July 1999 at the earliest.

         LifePoint's management has been pursuing parallel paths for financing: venture capital, strategic partnering, and/or a private placement for all or part of the required funding. Management continues to search for a venture capital investor to fund the balance of the development program, believing that such an investor or investors would be the most likely source of financing. Management has identified companies which are likely candidates for such an investment based on an analysis of their investment history and has conducted preliminary discussions with several potential investors and has progressed into the "due diligence" stage with at least one potential investor. Management recognizes that many prospective venture capital investors prefer to invest in a privately-owned company with an initial public offering as the investor's exit strategy, rather than in a publicly-owned company such as LifePoint; however, the initial responses to LifePoint's solicitation have suggested to management that this problem may be overcome.

         LifePoint's management has also been exploring the possibility of obtaining a strategic partner for LifePoint. To this end, the Company has an agreement with Burrill & Company, a San Francisco-based merchant bank focused exclusively on servicing life science companies. Burrill assists its portfolio companies in maximizing their value through various strategic partnering relationships. Burrill has been engaged to introduce LifePoint to potential partners with on-going interest in saliva-based diagnostics or point-of-care diagnostics and which might be otherwise interested in partnering with or acquiring LifePoint at an early stage. Management still believes that obtaining one of the major pharmaceutical or medical companies to assist in the product development at this stage of development risks giving confidential data to potential competitors that would not be fully protected by confidentiality agreements. Management also believes that a potential marketing partner could be obtained on more acceptable terms when there is a working prototype for the instrument and the disposables and certain preliminary clinical data are obtained. It is anticipated that the prototype will be completed by July 1999 at the earliest and that, at that stage of development, the greater part of the estimated development and manufacturing build-out expenses would already have been incurred, making it less beneficial to obtain a development partner at that time. Despite these reservations, management believes that the consultant's report in June 1997 may resolve the concerns of these major companies as to there being no prototype currently available and that LifePoint may have to assume the risks of disclosing confidential data rather than not secure adequate financing. LifePoint's management will pursue strategic partnering, but does not currently rate LifePoint's chances of succeeding in a timely manner as high as those with venture capital investors or some other equity investor.

         LifePoint has also engaged the services of The Kriegsman Group, a Los Angeles-based independent investment banker focused on obtaining private financing for young medical, biotech, and pharmaceutical companies. The Kriegsman Group is focusing on implementing a private placement for $7,000,000 to $10,000,000 in equity from individuals or institutions for LifePoint. Ambient Capital, Inc., also a Los Angeles-based investment banker, will act as co-agent with The Kriegsman Group in any such offering.

         Management has also pursued the possibility of an underwritten public offering and has received expressions of interest from several well-known small national and large regional firms. This route has been put on hold by management as taking too long to complete the required transaction in a timely manner; however, it remains a very viable alternative to be pursued following a private financing for the initial financing requirement.

         Management believes that, as the result of private placement described above, LifePoint has sufficient capital to keep it going until July 1998. However, because management recognizes that it may take beyond July to implement one of these financing possibilities, management will, if necessary, implement a private placement of $1,000,000 to $2,000,000 in an effort to enable LifePoint financially to bridge the period until one of the long-term financing programs can be successfully implemented. There can, of course, be no assurance that LifePoint will obtain the bridge financing or, as indicated below, the major funding to complete its research and development program. Absent a successfully consummation of this bridge financing, LifePoint will have to suspend operations as it did in September 1997. Unless the long term financing is obtained, LifePoint will have to abandon the product development program and, accordingly, have no product or service to become an operating entity. There can be no assurance that such long-term funding will be obtained or, if available, as to when.

OPERATING CASH FLOWS

         Cash used for operations during fiscal 1998 amounted to $2,322,000 as compared to $2,119,000 in 1997, which was primarily the result of the net loss of $2,552,000 in 1998 as compared to a net loss of $2,631,000 in 1997, as well as the timing of payments of operating expenses near year end.

INVESTING CASH FLOWS

         During fiscal 1998, net cash provided by investing activities was generated from the sale of property and equipment. Cash used by investing activities of $52,500 during fiscal 1997 was for purchases of property and equipment.

FINANCING CASH FLOWS

         Cash provided by financing activities amount to $2,900,000 during fiscal 1998. Financing cash flows were provided by loans from SAT of $1,465,000 and the private placement described above with net proceeds approximately $1,434,000.

         Cash provided by financing activities amounted to $1,922,000 during fiscal 1997. Financing cash flows were provided by loans from SAT of $1,668,000 and net repayment of loans from SAT in the amount of $282,000.

RESULTS OF OPERATIONS

Fiscal 1998 vs. Fiscal 1997

         During fiscal 1998, LifePoint continued as a development stage enterprise with no revenues. Selling, general and administrative expenses were $673,000 in fiscal 1998 as compared to $269,000 in fiscal 1997, or an increase of $404,000 or 150.2%. Management fees paid to SAT were $410,000 in fiscal 1998 as compared to $420,000 in fiscal 1997, a decrease of $10,000 or 2.4%. During fiscal 1998, the management fees were based on the proportional costs for shared resources and personnel. However, during the second quarter of fiscal 1998, the management fee was discontinued because services were no longer provided by SAT. Overall, selling, general and administrative expenses and management fees were $1,083,000 in fiscal 1998 versus $689,000 in fiscal 1997, and increased based on actual incurred expenses rather than a previously negotiated fee. Research and development expenditures totaled $1,052,000 in fiscal 1998 as compared to $1,735,000 in fiscal 1997 or a decrease of $683,000 or 39.4%. The decrease was primarily the result of the temporary suspension and subsequent reduced expenditures for product development efforts by LifePoint, due to a cessation of funding by its former parent SAT. For a description of the services rendered under the management agreement relating to these fees, see the section "Material Contracts - Management Agreement" in Item 1 to this Report. As of March 31, 1998, LifePoint did not anticipate generating revenues from product sales during the fiscal year ending March 31, 1999 and not until after submission of the drugs of abuse/alcohol testing product to the FDA in March 2000 at the earliest. Accordingly, management anticipated that operating losses would continue for at least a 24-month period.

         The net loss for fiscal 1998 was $2,552,000 as compared to $2,631,000 for fiscal 1997. The decrease of $79,000 or 2.8% was primarily the result of a suspension and subsequent reduction in the product development expenditures due to a cessation of funding by LifePoint's former parent SAT.

Fiscal 1997 vs. Fiscal 1996

         During fiscal 1997, LifePoint continued as a development stage enterprise with no revenues. Selling, general and administrative expenses were $269,000 in fiscal 1997 as compared to $319,000 in fiscal 1996 or a decrease of $50,000 or 15.7%, primarily the result of lower travel, utility and telephone expenses. Research and development expenditures totaled $1,735,000 in fiscal 1997 as compared to $949,000 in fiscal 1996 or an increase of $786,000 or 82.8%. The increase was primarily the result of expanded people requirements to bring the saliva testing to the next phase of development. Costs included those for engineering and chemist consulting time, as well as those for additional LifePoint full time employees. Management fees paid to SAT were $420,000 in both fiscal 1997 and fiscal 1996. For a description of the services rendered under the management agreement relating to these fees, see the section "Material Contracts - Management Agreement" in Item 1 to this Report.

         The net loss for fiscal 1997 was $2,631,000 as compared to $1,641,000 for fiscal 1996. The increase of $990,000 or 60.3% was primarily the result of additional people requirements. The costs include expenses for engineering and chemists consulting time and additional employees.

INFLATION

         LifePoint believes that inflation has not had a material effect on its results of operations.

FORWARD LOOKING STATEMENTS

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those anticipated by the statements made above are the following:

         As indicated in the Section "Liquidity and Cash Revenues" in this Item 7 to this Report, LifePoint's management estimates an incremental cost of $16,000,000 to complete the development of a saliva-based drug and alcohol testing product and that it will require additional funding not later than July 1998 to continue operations. Unless this financing is obtained and the product development program successfully completed (which is not anticipated until the first quarter of 2000 at the earliest), LifePoint will continue without revenues from a product or service and, accordingly, will have to cease operating. Although management is pursuing these financial routes: venture capital investors, a strategic partner and private placement, there can be no assurance that any financing will be consummated.

         As indicated in the section "Employees" in Item 1 to this Report, as of April 30, 1998, LifePoint employed 12 employees, of whom 10 were directly involved in its research and development program. Management estimates that it will require approximately 24 scientists and engineers to complete this project and, if the product is successfully developed, approximately 24 persons to commence manufacturing thereof. There can be no assurance that such personnel will be available when LifePoint requires them, especially at its current location in Ranch Cucamonga, California. Management anticipates that it may have to move to a different location in California where such personnel may be more readily available, which move will add to LifePoint's costs. There can be no assurance that LifePoint will be any more successful in such new location in obtaining such personnel.

         Although, as indicated in the sections "General" and "Need for Financing" in Item 1 to this Report, an independent consultant in June 1997 confirmed management's belief that LifePoint's saliva-based drugs of abuse and alcohol testing products could be developed and that once developed there would be a significant market therefor, there are certain risks in any research and development program that the product will not ultimately be developed, that it will be developed later than anticipated, that the estimated costs will be higher than projected and that the market may be smaller then anticipated when the product is ultimately marketed. Such consultant estimated a cost of $18,400,000 as compared with management's estimate of $16,000,000 and a later availability date than the one management then projected.

         Also, as indicated in the sections "General" and "Competition" in Item 1 to this Report, management believes that saliva sample testing is unique in that, to its knowledge, no company is currently offering a substance abuse detection method using saliva samples as a specimen on an "on-site" basis. However, as noted therein, LifePoint has been advised that such a product may be under development by two or more companies and, accordingly, there can be no assurance that such a product will not be offered by a competitor.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Please see Item 14 of this Report for financial statements and supplementary data.



ITEM 9.  CHANGES IN ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

         The following table contains certain information relating to the directors and executive officers of LifePoint as of May 29, 1998:

                    NAME             AGE               POSITION
              -------------------    ---      ----------------------------------------
              Linda H. Masterson     47       Chief Executive Officer and President,
                                                     and a Director
              Thomas J. Foley        58       Vice President, Research and Development
              William B. Benken      50       Vice President, Operations
              Jonathan J. Pallin     48       Chairman of the Board and a Director
              Peter S. Gold          73       Director
              Paul Sandler           58       Director


         Each director is elected to serve until the next Annual Meeting of Stockholders or until his or her successor is elected and shall have qualified. Of the directors named in the above table, none was elected by the stockholders of LifePoint, all being elected by the Board to fill a vacancy. Each officer of LifePoint is elected by the Board of Directors to serve at the discretion of the Board.

         The last Annual Meeting of Stockholders was held on September 22, 1994. Because of SAT's share ownership permitting SAT to elect all directors and in order to preserve LifePoint's limited cash resources for use in product development and pending resolution of the then proposed LifePoint Merger, the prior Board of Directors, consisting of SAT officers and/or directors, did not call for an Annual Meeting of Stockholders. The current Board has called the next Annual Meeting of Stockholders for August 13, 1998.

BUSINESS HISTORY

         Linda H. Masterson has had substantial experience in marketing, sales and business development in the medical diagnostics, healthcare and biotechnology fields. She was elected a director of SAT on September 26, 1995. Effective May 13, 1996, she became the President and Chief Operating Officer of SAT. On May 31, 1996, she was elected a director of LifePoint and, on July 31, 1996, President and Chief Operating Officer of LifePoint. Effective November 19, 1996, she relinquished her duties as Chief Operating Officer of SAT in order to devote more time to supervising the development program of LifePoint and the operations of the Alcohol Products and BioTox Divisions of SAT. On May 23, 1997, she resigned as the President of SAT in order to become the Chief Executive Officer of LifePoint (formerly designated as such on May 26, 1997). On November 4, 1997, she resigned as a director of SAT, thereby terminating her last position with the former parent of LifePoint. Until May 13, 1996 when she became an employee of SAT, she was employed as the Executive Vice President of Cholestech, Inc., a start-up diagnostic company, for which she developed and restructured the company's business strategy. In November 1993, Ms. Masterson founded Masterson & Associates, a company of which she was the President and owner until she joined Cholestech, Inc. in May 1994, which was engaged in the business of providing advice to start-up companies, including the preparation of technology and market assessments and the preparation of strategic and five-year business plans for biotech, medical device, pharmaceutical and software applications companies. From April 1992 to November 1993, Ms. Masterson was employed as the Vice President of Marketing and Sales of BioStar, Inc., a start-up biotech company focused on the commercialization of a new detection technology applicable to both immunoassay and hybridization based systems. From 1989 to 1992, she was employed as Senior Vice President of Marketing, Sales and Business Development by Gen-Probe, Inc., a specialized genetic probe biotechnology company focused on infectious diseases, cancer and therapeutics. Prior to 1989, Ms. Masterson was employed for 12 years in various domestic and international marketing and sales positions at Johnson & Johnson, Inc., Baxter International Inc. and Warner Lambert Co. Ms. Masterson has a BS in Medical Technology from the University of Rhode Island, an MS in Microbiology/Biochemistry from the University of Maryland and attended the Executive Advanced Management Program at the Wharton School of Business at the University of Pennsylvania.

         Thomas J. Foley has over 25 years' experience in the medical diagnostic industry. He was elected to his officership in LifePoint effective March 9, 1998. From November 1997 to March 1998, he was a consultant to various companies. From November 1994 to November 1997, he served as the Executive Vice President of Business and Product Development at HiChem/Elan Diagnostics ("HiChem"), where he managed research and development, regulatory affairs (including FDA submissions), strategic and business planning, technology assessment for acquisitions, and manufacturing operations. Prior to joining HiChem in November 1994, Dr. Foley was Vice President of Research and Development at Hycor Biomedical, Inc. ("Hycor"), where he was responsible for research and development of all products, including drugs of abuse products, over an eight-year period from May 1986 to November 1994. Prior to Hycor, Dr. Foley was Vice President of Research and Development at Gilford Instruments from 1983 to 1986 and Worthington Diagnostics from 1981 to 1983. Prior to Worthington Diagnostics, Dr. Foley worked at Beckman Instruments, Inc. ("Beckman") and was the product development manager for the Astra, one of Beckman's most successful product lines. Dr. Foley has a Ph.D. in Biochemistry from Trinity College, Dublin.

         William B. Benken has over 25 years of management experience directing teams in development, engineering and manufacturing operations in the pharmaceutical, medical device, diagnostic, and related technology driven industries. He was elected as a Vice President of LifePoint on May 26, 1997. Mr. Benken specializes in transitioning new products through the development phase and setting up manufacturing operations. Prior to joining LifePoint, from November 1996 to May 1997, Mr. Benken was Director of Operations, Medical Technology, for Chiralt Corp. From May 1992 to November 1996, he was Chemical Manufacturing Manager, Diagnostic/Scientific Instruments for Beckman Instruments, Inc., a Fortune 500 manufacturer of clinical analyzers, diagnostic reagents, bio-consumables, and state of the art scientific instrumentation supporting the Human Genome Project. From 1986 to 1989, Mr. Benken was

Director of Manufacturing Engineering and Manufacturing Operations at Medstone International, Inc. ("Medstone"), a startup company in Irvine, CA. Medstone was the first U.S. manufacturer to receive FDA PMA approval to manufacture and market lithotriptors for non-invasive treatment of kidney stones. Prior to joining Medstone, Mr. Benken was Engineering Manager at Brunswick Technetics, membrane division of Brunswick Corporation, where he directed development, scale-up and commercialization of state of the art, asymmetric microporous permeable membrane filtration products used for point of use sterilization for pharmaceuticals and in other critical, high purity applications. Mr. Benken has a Masters in Engineering from California State Polytechnic University, Pomona, and a BS in Chemistry and Chemical Engineering from City College of CUNY.

         Jonathan J. Pallin was elected Chairman of the Board and a director of LifePoint on October 31, 1997. He has over 22 years experience in the financial markets as an institutional fixed income broker, financial consultant, and served in an investment banking advisory role. Mr. Pallin served as Senior Vice President, Retail Brokerage for PaineWebber Incorporated from January 1991 to July 1993, as a Senior Vice President Investments, Retail Brokerage for Baraban Securities Incorporated from July 1993 to May 1996 and as a Vice President, Retail Brokerage for Sutro & Co. Incorporated from May 1996 to October 1997. Mr. Pallin has an MBA from Arizona State University with a major emphasis on Accounting, and a BS from Long Island University (Southampton) in Business and Psychology.

         Peter S. Gold was elected as a director of LifePoint on December 5, 1997. He retired as Chairman and Chief Executive Officer of Price Pfister, Inc., the largest manufacturer of faucets in the world. Mr. Gold did a leveraged buyout and purchased the company in 1983; he subsequently took the company public in 1987; and sold the company in 1988. Price Pfister is now owned by Black & Decker. Mr. Gold is a Director Emeritus of The Home Depot, Inc. and has major investments in commercial real estate in various parts of the United States. Mr. Gold is Chairman of the Board of Trustees of Pitzer College (Claremont College), Claremont, CA, and a member of the Board of Trustees of the City of Hope. Mr. Gold received a Doctor of Humane Letters from Pitzer College, Claremont, CA, and received a law degree at Southwestern University, Los Angeles, CA.

         Paul Sandler was elected as a director of LifePoint on December 5, 1997. He is a Board Certified pediatric nephrologist at the Arizona Kidney Disease & Hypertension Center in Phoenix. Additionally, Dr. Sandler is the Medical Director at Walter Boswell Memorial Hospital, the Phoenix Artificial Kidney Center, and South Phoenix Dialysis Center, the South Mountain Dialysis Services, and Phoenix Memorial Hospital PPG. Dr. Sandler was a fellow at Albert Einstein College of Medicine in New York City, and received his post-graduate training at Kings County Hospital, New York City. Dr. Sandler received his MD at the State University of New York, and received his BA from Emory University.

FAMILY RELATIONSHIPS

         Jonathan J. Pallin and Paul Sandler are brothers-in-law. There are no other family relationships between the officers and directors of LifePoint.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         As indicated in Item 5 to this Report, (1) effective October 28, 1997, the Securities and Exchange granted the Pacific Exchange's application to delist and deregister the LifePoint Common Stock under Section 12(b) of the Exchange Act and (2) effective February 4, 1998, LifePoint registered the LifePoint Common Stock under Section 12(g) of the Exchange Act.

         LifePoint has called to the attention of its directors and executive officers their obligation to comply with Section 16(a) of the Exchange Act and, at their request, has caused to be filed late for the following directors and executive officers of LifePoint: (1) a Form 3 for each of (a) Peter S. Gold, a director; (b) Paul

Sandler, a director; (c) Joseph R. Shaya, a director from December 5, 1997 to March 20, 1998; and (d) Thomas J. Foley, its Vice President, Research and Development; and (2) a Form 5 for each of (a) Linda H. Masterson, its President, its Chief Executive Officer and a director; (b) Jonathan J. Pallin, its Chairman of the Board and a director; and (c) William B. Benken, its Vice President, Operations. Based on a review with Messrs. Gold, Sandler, Shaya and Foley, none of them would have been required to file a Form 4 because each did not have an acquisition or disposition of securities of LifePoint subsequent to February 4, 1998 (the date the Form 3 should have been timely filed).

         Because, prior to the filing of the Forms 3 and 5 to which reference is made in the preceding paragraph, LifePoint did not receive any copies of Forms 3, 4 and 5 for the period prior to February 4, 1998, LifePoint asked each of the named persons in the preceding paragraph to consider whether he or she had an obligation to file pursuant to Section 16(a) of the Exchange Act prior thereto. Each of Messrs. Gold, Sandler, Shaya and Foley advised LifePoint that he had become a director or an executive officer subsequent to October 28, 1997 and, accordingly, had no obligation to file under Section 16(a) of the Exchange Act until February 4, 1998. Each of Ms. Masterson and Messrs. Pallin and Benken has requested LifePoint to cause the filing of a Form 5 for him or her.

         LifePoint has implemented, with the cooperation of its directors, its executive officers and its counsel, a program to attempt to ensure in the future timely compliance with Section 16(a) of the Exchange Act.

         Up until the sale of its majority position in LifePoint to Meadow Lane on October 29, 1997, SAT was the only beneficial owner of 10% or more of the LifePoint Common Stock and SAT has informed LifePoint that, except for the acquisition of the shares as described in the section "Loans From SAT To LifePoint" in Item 1 to this Report and the sale of its majority position through the Bankruptcy Court proceedings, there were no other transactions during fiscal 1997. LifePoint is not aware of any Form 4 filed by SAT.

         As of May 29, 1998, Jonathan J. Pallin and Herman S. Sandler as the sole members of Meadow Lane, were the only beneficial owners of 10% or more of the LifePoint Common Stock, and they have informed LifePoint that they have not completed any transactions other than the original purchase of the shares in October 1997 and the receipt of the Meadow Lane Warrant in January 1998. As indicated in the two preceding paragraphs, Mr. Pallin has filed with respect to these transactions and his election as a director on October 31, 1997. At Mr. Sandler's request, LifePoint is causing to be filed a Form 3 for him.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table provides certain summary information concerning compensation paid or accrued by LifePoint during fiscal 1998, fiscal 1997 and fiscal 1996 to any person who served as Chief Executive Officer during fiscal 1998 and to each other executive officer whose total annual salary and bonus exceeded $100,000 during any such year.


                                                    ANNUAL COMPENSATION
                                          ---------------------------------------       LONG TERM COMPENSATION
                                                                            OTHER       ----------------------
                                                                            ANNUAL      SECURITIES          ALL
                                                                            COMPEN-     UNDERLYING         OTHER
NAME AND PRINCIPAL POSITION                 YEAR     SALARY        BONUS    SATION      OPTIONS         COMPENSATION
---------------------------                 ----     ------        -----    ------      -------         ------------
Robert M. Stutman
Chief Executive Officer                     1998     $      0(2)
and Chairman(1)                             1997            0(2)
                                            1996            0(2)

Linda H. Masterson                          1998      125,249(4)                         700,000
Chief Executive Officer                     1997            0(5)
and President(3)                            1996            0(5)

Stephen J. Kline                            1998       20,131(7)                         150,000(8)
Vice President, Research                    1997      125,000                             50,000(8)
And Development(6)                          1996      117,000                             10,000(8)


(1) Mr. Stutman served as Chief Executive Officer of LifePoint from May 31, 1996 until May 26, 1997 and as Chairman of the Board of LifePoint from May 31, 1996 to October 31, 1997.

(2) Mr. Stutman's salary was paid entirely by SAT and, to the extent his services were on behalf of LifePoint, this was reflected in SAT's management fee to LifePoint.

(3) Ms. Masterson was elected President of LifePoint effective August 1, 1996 and designated as its Chief Executive Officer on May 26, 1997.

(4) The amount shown in the table does not reflect $33,654 paid by SAT to Ms. Masterson for the period April 1 to June 1, 1997 nor $19,384.62 in deferred salary which will be paid only if LifePoint obtains long-term financing. Effective August 11, 1997, LifePoint directly paid all compensation for Ms. Masterson.

(5) Ms. Masterson became an employee of SAT on May 13, 1996 and all compensation paid to her for fiscal 1997 was paid by SAT. To the extent any such services were on behalf of LifePoint, this was reflected in SAT's management fee to LifePoint.

(6) Mr. Kline resigned on September 12, 1997.

(7) The amount shown in the table does not reflect $50,000 paid by SAT to Mr. Kline during fiscal 1998.

(8) These options were cancelled upon his resignation. See Note (6) to this table.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         On August 14, 1997, LifePoint's Board of Directors adopted, subject to stockholder approval, the LifePoint, Inc. 1997 Stock Option Plan (the "Stock Option Plan") providing for the granting of options to purchase up to 1,000,000 shares of the LifePoint Common Stock to employees (including officers) persons who also serve as directors and consultants of LifePoint. On June 5, 1998, the Board increased the number of shares subject to the Stock Option Plan to 2,000,000, again subject to stockholder approval. The options to be granted may either be incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") to be granted to employees or nonqualified stock options to be granted to employees, directors or consultants. A copy of the Stock Option Plan is filed as an exhibit to this Report and is incorporated herein by this reference. As of March 31, 1998, options to purchase an aggregate of 950,000 shares of the LifePoint Common Stock had been granted to employees (including officers). Options granted to date under the Stock Option Plan have all been incentive stock options and have generally become exercisable as to one-quarter of the shares subject thereto on the first anniversary date of the date of grant and as to 1/36th of the remaining shares on such calendar day each month thereafter for a period of 36 months, although certain options will become exercisable upon the achievement of certain goals. As of May 29, 1998, none of the options had become exercisable. Stockholder approval, as required by the Code for incentive stock options, will be sought at the next Annual Meeting of Stockholders now scheduled for August 13, 1998. The Stock Option Plan, including all outstanding options, will terminate if such approval is not obtained, which is not deemed likely in view of the current stock ownership. See the table in Item 12 to this Report.

         LifePoint has never granted any stock appreciation rights.

         The following table shows the number of shares made subject to a stock option and a Common Stock purchase warrant granted during fiscal 1998 to Linda
H. Masterson, the sole executive officer of LifePoint (i.e., its Chief Executive Officer) whose compensation exceeded $100,000 in that fiscal year. No stock options or Common Stock purchase warrants were ever granted to Robert M. Stutman who served as Chief Executive Officer of LifePoint for part of fiscal 1998 (see the section "Summary Compensation Table" in this Item 11 to this Report). Options granted to Steven J. Kline as shown in the Summary Compensation Table were cancelled as indicated in Note (8) to that table.
He was never granted any Common Stock purchase warrant.

-----------------------------------------------------------------------------------------------------------------------
                  Individual Grants to
                  Linda H. Masterson
--------------------------------------------------------------------  -------------------------------------------------
                                                                       Potential Realizable Value       Alternative To
                                                                       At Assumed Annual Rates Of        (f) And (g):
                                                                      Stock Price Appreciation For        Grant Date
                                                                               Option Term                   Value
--------------------------------------------------------------------  -------------------------------  ----------------
                      Percent
   Number Of         Of Total
  Securities       Options/SARs
  Underlying         Granted To      Exercise Of
 Options/SARs      Employees In      Base Price                                                           Grant Date
  Granted (#)       Fiscal Year        ($/Sh)       Expiration Date       5% ($)           10% ($)      Present Value $
      (b)               (c)              (d)              (e)               (f)              (g)              (h)
-----------------------------------------------------------------------------------------------------------------------
    300,000            31.6%           $.50(1)          8/13/07           244,344          389,061        $150,000(2)
-----------------------------------------------------------------------------------------------------------------------
    400,000            42.1%             $.50           10/26/02          255,256          322,102        $200,000(2)
-----------------------------------------------------------------------------------------------------------------------


(1) Reduced from $1.25 to $.50 per share on December 5, 1997. See the section "Report on Repricing of Options/SAR" in this Item 11 to this Report.

(2) Because there were no market prices for the LifePoint Common Stock reported on the respective date of grant, the sales price per share (i.e., $.50) in the October to December 1997 private placement was used for valuation purposes.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         There were no stock options exercised during fiscal 1998 and, as indicated in the preceding section, LifePoint has never granted any stock appreciation rights.

         The following table shows the fiscal year-end option values for Linda
H. Masterson, the sole executive officer whose compensation for fiscal 1998 exceeded $100,000 as reported in the Summary Compensation Table in this Item 11 to this Report. The options reported for the other officer in such table have been terminated and Robert M. Stutman, a former Chief Executive Officer, never received any options or Common Stock purchase warrants.

                           CEO'S FY-END OPTION VALUES
   ----------------------------------------------------------------------
   Number of Securities Underlying      Value of Unexercised In-The-Money
    Unexercised Options At Fiscal         Options At Fiscal Year End ($)
             Year-End                       Exercisable/Unexercisable
   (#) Exercisable/Unexercisable
   ----------------------------------------------------------------------
          200,000/500,000                      $100,000/$250,000(1)
   ----------------------------------------------------------------------


(1) Because there were no market prices for the LifePoint Common Stock reported at March 31, 1998, the sales price per share (i.e., $.50) in the October to December 1997 private placement was used for valuation purposes.

REPORT ON REPRICING OF OPTIONS/SARS

         On August 14, 1997, options to purchase an aggregate of 467,500 shares of the LifePoint Common Stock were granted to LifePoint employees at an exercise price of $1.25, which reflected the value of LifePoint Common Stock when trading was suspended on May 12, 1997. A private placement was initiated and completed during November and December 1997 and, on December 5, 1997, the Board of Directors re-priced the options to the then current value of $0.50 per share, which was the purchase price in the private placement. See the sections "Market Data" and "Future Trading" in Item 5 to this Report.

OTHER COMPENSATION

         LifePoint currently has no pension plan in effect and has in effect no restricted stock plan, no stock appreciation rights nor any other long-term incentive plan under which grants or allocations may be made in fiscal 1998 or thereafter.

DIRECTOR COMPENSATION

         LifePoint currently does not compensate the Board of Directors for their services as directors to the Company. See Item 13 for information as to a compensation arrangement with Jonathan J. Pallin for his services as Chairman of the Board.

EMPLOYMENT AND SEVERANCE AGREEMENTS

         There are no employment agreements currently in effect in LifePoint.

         Pursuant to a Severance Agreement dated as of October 27, 1997 (the "Masterson Severance Agreement") between LifePoint and Linda H. Masterson, a copy of which is filed as an exhibit to this Report and is incorporated herein by this reference, LifePoint has agreed to pay Ms. Masterson for her services as Chief Executive Officer and President of LifePoint a base salary of $165,000; provided, however, such amount shall be $120,000 from October 27, 1997 to the date at least $5,000,000 in long term financing is obtained, at which time or upon her termination the difference shall be paid to her. The Masterson Severance Agreement also provides for the grant of (1) a stock option under the Stock Option Plan to purchase 150,000 shares of the LifePoint Common Stock at $.50 per share, the option to become immediately exercisable as to all shares subject thereto in the event she is terminated without cause, LifePoint is acquired or sold without the Board's approval, the corporate headquarters are moved outside the State of California, the positions of Chief Executive Officer or President are eliminated or her duties are substantially changed; (2) stock options to purchase 150,000 shares of the LifePoint Common Stock, an option to purchase 75,000 shares to be granted upon completion of the working plant project and an option to purchase 75,000 shares to be granted upon product release into the first targeted market; and (3) Common Stock purchase warrants to purchase 400,000 shares of the LifePoint Stock at $.50 per shares, a warrant to purchase 200,000 shares which was granted upon the purchase of SAT's shares by Meadow Lane and a warrant to purchase 200,000 shares to be granted at the completion of the long term financing of at least $5,000,000. The options have all been granted. In the event that Ms. Masterson is terminated without cause (as defined in the Masterson Severance Agreement), she shall be paid severance pay in a lump sum amount equal to her annual base salary that would have been paid to her had she not been terminated during the period between the date of termination and October 27, 2001.

         Pursuant to a Severance Agreement dated as of October 24, 1997 (the "Benken Severance Agreement") between LifePoint and William B. Benken, a copy of which is filed as an exhibit to this Report and is incorporated herein by this reference, LifePoint has agreed to pay Mr. Benken for his services a base salary of $110,000; provided, however, such amount shall be $99,000 from October 27, 1997 to the date at least $5,000,000 in long term financing is obtained, at which time or upon his termination the difference shall be paid to him. The Benken Severance Agreement also provides for the grant of (1) a stock option under the Stock Option Plan to purchase 150,000 shares of the LifePoint Common Stock at $.50 per share, the option to become immediately exercisable as to all shares subject thereto in the event he is terminated without cause, LifePoint is acquired or sold without the Board's approval, the manufacturing facility is relocated more than 100 miles from its current location, the position of Vice President, Operations is eliminated or his duties are substantially changed, and
(2) stock options to purchase 100,000 shares of the LifePoint Common Stock at $.50 per share, an option as to 50,000 shares to be granted upon the completion of the working pilot plant and an option as to 50,000 shares to granted upon product release into the first targeted market. The options have all been granted. In the event that Mr. Benken is terminated without cause (as defined in the Benken Severance Agreement), he shall be paid severance pay in a lump sum amount equal to one year's base salary that would have been paid to him had he had not been terminated during the period from the date of termination to October 27, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Because LifePoint was a majority-owned subsidiary of SAT during fiscal 1998 and, accordingly, LifePoint's employees participated in the benefit plans of SAT, there was no Compensation Committee in LifePoint. On December 5, 1997, after the sale by SAT of its majority interest in LifePoint, the LifePoint Board appointed Peter S. Gold, Paul Sandler and Joseph R. Shaya, the three then non-employee, non-officer directors as members of the Compensation Committee, with Dr. Sandler as the Chairman. Mr. Shaya subsequently resigned as a director, for personal reasons, effective March 20, 1998.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         During fiscal 1998, all decisions as to executive compensation for LifePoint were made by the SAT Board of Directors or Compensation Committee as part of SAT's compensation planning for officers of SAT and its subsidiaries and because all financing for LifePoint came from SAT. As indicated in the preceding section, there was no Compensation Committee in LifePoint during fiscal 1998.

PERFORMANCE GRAPH

         Because market activity in the LifePoint Common Stock was so limited during fiscal 1998 and 1997 (see Item 5 to this Report), which was undoubtedly influenced by SAT's proposal to take LifePoint private first announced in February 1996 and the uncertainty as to LifePoint's survival as a development stage enterprise because of SAT's inability to fund, LifePoint's management has concluded that a performance graph as required by Item 402(1) of Regulation S-K under the Securities Act would be misleading and, accordingly, inappropriate for this Report. LifePoint's management also noted that such a graph would not be required for a "small business issuer" under Regulation S-B and that LifePoint would qualify as a "small business issue" except for its prior ownership by SAT.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of May 29, 1998, certain information with respect to (1) any person who beneficially owned more than 5% of the LifePoint Common Stock, (2) each director of LifePoint, (3) the Chief Executive Officer of LifePoint; and (5) all directors and executive officers as a group. Each beneficial owner who is a natural person has advised LifePoint that he or she has sole voting and investment power as to the shares of the LifePoint Common Stock, except that until a warrant or option is exercised, there is no voting right.



                                                     NUMBER OF SHARES          PERCENTAGE OF
         NAME AND ADDRESS                            OF COMMON STOCK           COMMON STOCK
         OF BENEFICIAL OWNER                         BENEFICIALLY OWNED        BENEFICIALLY OWNED (1)
         ---------------------------                 ------------------        ----------------------
         Jonathan J. Pallin (2)
         10400 Trademark Street
         Rancho Cucamonga, CA 91730                  4,841,593(3)              42.8%

         Herman Sandler
         2 World Trade Center, 104th Floor
         New York,  NY  10048                        1,700,000(4)              15.1%

         Peter S. Gold (5)
         16027 Ventura Blvd., Suite 601
         Encino, CA  91436                             900,000                  8.2%

         Paul Sandler (5)
         33 West Hatcher Road
         Phoenix,  AZ  85021                           200,000                  1.9%

         Linda H. Masterson (7)
         10400 Trademark Street
         Rancho Cucamonga, CA 91730                    200,000(8)               1.8%

         All directors and executive
         officers as a group (six persons)           6,141,595(9)              52.4%


(1) The percentages computed in this column of the table are based upon 10,797,206 shares of the LifePoint Common Stock outstanding on May 29, 1998. Effect is given, pursuant to Rule 13d-3(l)(i) under the Exchange Act, to shares issuable upon the exercise of the LifePoint Common Stock purchase warrants and stock options currently exercisable or exercisable within 60 days of May 15, 1998.

(2) Chairman of the Board and a director of LifePoint since October 31, 1997.

(3) The shares reported in the table reflect 4,325,306 shares of the 5,575,306 shares acquired by Meadow Lane from SAT (see section "Certain Relationships with SAT" in Item 1 to this Report) and 516,289 shares of the 666,289 shares issuable upon the exercise of the Meadow Lane Warrant.

(4) The shares reported in the table reflect (1) 1,250,000 shares of the 5,575,306 shares acquired by Meadow Lane from SAT; (2) 150,000 shares of the 666,289 shares issuable upon the exercise of the Meadow Lane Warrant; and (3) 300,000 shares issuable upon the exercise of a Common Stock purchase warrant expiring November 4, 2002 exercisable at $.50 per share.

(5)      A director of LifePoint since December 5, 1997.

(6) The shares reported in the table include an aggregate of 200,000 shares issuable upon the exercise of the two Common Stock purchase warrants expiring November 4, 2002, one for 100,000 shares exercisable at $.50 per share and the other exercisable at $1.00 per share.

(7) A director of LifePoint since May 31, 1996; effective August 1, 1996, its President; and, effective May 23, 1997, its Chief Executive Officer. She served as a director of SAT from September 26, 1996 to November 4, 1997 and as its President from May 13, 1996 to May 23, 1997.

(8) The shares reported in this table reflect 200,000 shares issuable upon the exercise of a Common Stock purchase warrant expiring October 26, 2002 at $.05 per share. The shares reported in the table do not include an additional 200,000 shares of the LifePoint Common Stock subject to such warrant because it does not become exercisable as to such shares until LifePoint has realized at least $5,000,000 in additional financing.

(9) The shares reported in the table include those issuable upon the exercise of the Common Stock purchase warrants described in Notes (3) and (8) to the table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the sections "Material Contracts," "Certain Relationships with SAT" and "Loans from LifePoint to SAT" in Item 1 to this Report for information as to transactions between LifePoint and SAT, its major stockholder, during fiscal 1998.

         See the section "Employment and Severance Agreements" in Item 11 to this Report for information relating to the severance agreements with Linda H. Masterson, the President, the Chief Executive Officer and a director of LifePoint, and William B. Benken, the Vice President, Operations of LifePoint.

         As indicated in the section "Financing" in Item 1 to this Report, Jonathan J. Pallin, the Chairman of the Board and director of LifePoint, received a finder's fee of $160,000 for a private placement, which fee was authorized prior to his being elected to such positions. On April 28, 1998, the Board authorized the following compensation arrangement for Mr. Pallin for his services on a daily basis as Chairman of the Board of LifePoint: (1) a fee of $10,000 per month for a one-year period commencing April 1, 1998 and (2) a bonus of $75,000 if LifePoint obtains cash financing of $5,000,000 to $6,900,000; (b) $100,000 if LifePoint obtains cash financing of $7,000,000 to $9,900,000; and
(c) $125,000 if LifePoint obtains cash financing of over 10,000,000, subject to certain limitations.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS:

         The LifePoint financial statements appear in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                                                 PAGE
                                                                                                 ----
                  Report of Ernst & Young LLP                                                    F-1
                  Report of Wolinetz, Gottlieb & Lafazan, P.C.                                   F-2
                  Balance Sheets as of March 31, 1998 and 1997                                   F-3
                  Statements of Operations for the years ended March 31, 1998,
                  1997 and 1996 and for the Period from October 8, 1992
                  (inception) to March 31, 1998                                                  F-4
                  Statements of Stockholders' (Deficit) Equity for the years ended March 31, 1998, 1997 and 1996 and for the Period
                  from October 8, 1992 (inception) to March 31, 1998                             F-5
                  Statements of Cash Flows for the years ended March 31, 1998,
                  1997 and 1996 and for the Period from October 8, 1992
                  (inception) to March 31, 1998                                                  F-6
                  Notes to Financial Statements                                                  F-8


(2) FINANCIAL STATEMENT SCHEDULES

         Financial Statement Schedules are omitted as they are not required, are inapplicable, or the information is included in the financial statements or notes thereon.

(3) EXHIBITS

         All of the following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement filed under the Securities Act or a periodic report filed by the Company or SAT pursuant to
Section 13 or 15(d) of the Exchange Act. If no footnote reference is made, the exhibit is filed with this Report.

         EXHIBIT
         NUMBER                                      EXHIBITS
         -------                     ------------------------------------------------------------------
         2(b)                       - Agreement and Plan of Merger dated as of April 23, 1996 by and among SAT, U.S. Drug Acquisition Corp. and LifePoint.(1)

         2(b)(1)                    - Agreement and Plan of Merger dated as of February 17, 1997 by and among SAT, U.S. Drug Acquisition Corp. and LifePoint.(2)

         3(a)                       - Copy of Certificate of Incorporation of LifePoint as filed in Delaware on October 8, 1992.(3)

         3(a)(1)                    - Copy of Amendment to the Certificate of Incorporation as
                                        filed in Delaware on October 13, 1992.(3)

         3(a)(2)                    - Copy of Amendment to Certificate of Incorporation filed in
                                        Delaware on February 25, 1998

         3(b)                       - Copy of By-Laws of LifePoint.(3)

         10(a)                      - Copy of License Agreement dated January 24, 1992 by and
                                        Between the USN and USAT. (Confidential Treatment Requested
                                        for Exhibit.)(3)

         EXHIBIT
         NUMBER                             EXHIBITS
         -------                     ------------------------------------------------------------------
         10(a)(1)                   - Copy of Amendment dated March 15, 1994 to License Agreement filed as Exhibit 10(a) hereto.(1)

         10(a)(2)                   - Copy of Amendment dated June 16, 1995 to License Agreement filed as Exhibit 10(a) hereto.(1)

         10(a)(3)                   - Copy of Letter dated May 15, 1995 from the USN to SAT.(1)

         10(b)                      - Copy of Assignment dated as of January 1, 1993 between U.S.
                                        Drug and USAT of Licensing Agreement filed as Exhibit 10(a)
                                        hereto.(3)

         10(b)(1)                   - Copy of Amended Sublicense Agreement dated September 23,
                                        1993 superseding the Assignment filed as Exhibit 10(b)
                                        hereto.(1)

         10(a)(4)                   - Copy of Fifth Modification dated November 12, 1997 to License
                                        Agreement filed as Exhibit 10(a) hereto.(4)

         10(b)(2)                   - Copy of Approval dated September 24, 1993 by the USN of
                                        Amended Sublicense Agreement filed as Exhibit 10(b) hereto.(1)

         10(c)                      - Copy of Cooperative Research Agreement (the "CRDA
                                        Agreement") dated April 16, 1992 by and between Naval
                                        Research Laboratory Section, United States Department of the
                                        Navy, and SAT.(3)

         10(d)                      - Copy of Management Agreement dated April 1, 1993 by and
                                        between LifePoint and SAT.(3)

         10(d)(1)                   - Copy of Amendment dated July 20, 1993 to Management Services
                                        Filed as Exhibit 10(d) hereto.(3)

         10(e)                      - Copy of Lease expiring January 31, 1997 by and between Rancho
                                        Cucamonga Business Park (now The Realty Trust) as  landlord and SAT as
                                        Tenant(5)

         10(e)(1)                   - Copy of Lease Modification Agreement to Lease filed as Exhibit 10(e)
                                        hereto.(4)

         10(e)(2)                   - Copy of Sub-Lease Agreement dated as of January 1, 1993 by and between SAT as sub-landlord and LifePoint as subtenant.(3)

         10(e)(3)                   - Copy of Third Amendment dated January 2, 1997 to Lease filed as
                                        Exhibit 10(e) hereto.(6)

         10(e)(4)                   - Copy of Fourth Amendment dated November 3, 1997 to Lease filed as
                                        Exhibit 10(e) hereto.(4)

         10(f)                      - Form of Warrant Agreement by and between LifePoint and Baraban
                                        Securities, Incorporated.(3)

         10(f)(1)                   - Form of Common Stock purchase warrant expiring October 13, 1998 of
                                        LifePoint.(3)

         10(g)                      - Copy of LifePoint's 1994 Stock Option/Stock Issuance Plan.(7)

         10(g)(1)                   - Form of Stock Option expiring October 2, 2004 of LifePoint.(7)

         10(g)(2)                   - Copy of LifePoint's 1997 Stock Option Plan.

         10(g)(3)                   - Form of Stock Option used under Plan filed as Exhibit 10(g)(2).

         10(h)                      - Copy of Employment Agreement dated March 1, 1993 between
                                        Doug Allen, SAT and LifePoint.(1)

         10(i)                      - Copy of Employment Agreement dated September   , 1992 between
                                        Clifford D. Bennett and LifePoint. (1)

         10(j)                      - Copy of Severance Agreement dated as of October 27, 1997 between LifePoint and Linda H. Masterson.

         10(k)                      - Copy of Severance Agreement dated as of October 24, 1997 between LifePoint and William B. Benken.

         23(a)                      - Consent of Independent Auditors.

         23(b)                      - Consent of Independent Certified Public Accountants.

(1) Filed as an exhibit to LifePoint's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

(2) Filed as an exhibit to LifePoint's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(3) Filed as an exhibit to LifePoint's Registration Statement on Form SB-2, File No. 33-61786, and incorporated herein by this reference.

(4) Filed as an exhibit to LifePoint's Quarterly Report on Form 10-K for the quarter ended September 30, 1997 and incorporated herein by this reference.

(5) Filed as an exhibit to SAT's Annual on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by this reference.

(6) Filed as an exhibit to SAT's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by this reference.

(7) Filed as an exhibit to SAT's Registration Statement on Form S-8, File No. 33-89346.

(b)      REPORTS ON FORM 8-K

         There were no Reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, LifePoint has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 4, 1998.

                                    LIFEPOINT, INC.
                                    (Registrant)

                                    By: /s/ Linda H. Masterson
                                        -------------------------------------
                                        Linda  H. Masterson
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of LifePoint and in the capacities indicated on June 4, 1998.

Signature                                     Title

/s/ Linda H. Masterson                Principal Executive Officer and a Director
-------------------------
Linda H. Masterson

Position Vacant                       Principal Financial and Accounting Officer

/s/ Peter S. Gold                     Director
-------------------------
Peter S. Gold

/s/ Jonathan J. Pallin                Director
-------------------------
Jonathan J. Pallin

/s/ Paul Sandler                      Director
-------------------------
Paul Sandler

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
LifePoint, Inc.

         We have audited the accompanying balance sheets of LifePoint, Inc. (a development stage enterprise) (the "Company") as of March 31, 1998 and 1997, and the related statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended March 31, 1998, and for the period October 8, 1992 (inception) through March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period October 8, 1992 (inception) through March 31, 1995 were audited by other auditors whose report dated May 26, 1995 expressed an unqualified opinion on those statements. The financial statements for the period October 8, 1992 (inception) through March 31, 1995 include total costs and expenses from operations and a net loss of $4,497,000 and $4,850,000, respectively. Our opinion on the statements of operations, stockholders' (deficit) equity, and cash flows for the period October 8, 1992 (inception) through March 31, 1998, insofar as it relates to amounts for prior periods through March 31, 1995, is based solely on the report of other auditors.

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

         In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of LifePoint, Inc. at March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 and the period from October 8, 1992 (inception) through March 31, 1998, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that LifePoint, Inc. will continue as a going concern. As more fully described in
Note 2, the Company has incurred recurring operating losses and will require additional capital to continue the research, development and ultimate manufacture and marketing of its product and to fund its working capital requirements for the next 12 months. The aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                              /s/ Ernst & Young LLP


Riverside, California
May 13, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
LifePoint, Inc.
(f/k/a U.S. Drug Testing, Inc.)
Rancho Cucamonga, California

We have audited the accompanying statements of operations, stockholders' (deficit) equity and cash flows for the period October 8, 1992 (inception) through March 31, 1995 of LifePoint, Inc. (a Development State Enterprise). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of LifePoint, Inc. for the period October 8, 1992 (inception) through March 31, 1995, in conformity with generally accepted accounting principles.

                              /s/ Wolinetz, Gottlieb & Lafazan P.C.
                              WOLINETZ, GOTTLIEB & LAFAZAN, P.C.

Rockville Centre, New York
May 26, 1995

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS



                                                                                           MARCH 31
                                                                                    1998              1997
                                                                                ------------      -----------
                  ASSETS

Current assets:
  Cash and cash equivalents ................................................    $    597,254      $       -
  Prepaid expenses and other current assets ................................         150,150           49,996
                                                                                ------------      -----------
          Total current assets .............................................         747,404           49,996
Property and equipment, net ................................................         286,188          505,799
Patents and other assets, net ..............................................          39,692           40,152
                                                                                ------------      -----------
                                                                                $  1,073,284      $   595,947
                                                                                ============      ===========
                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Cash overdraft ...........................................................    $        -        $   119,514
  Accounts payable .........................................................         119,577          216,687
  Accrued expenses .........................................................         217,876           16,340
  Current portion of capital lease obligations .............................             -             25,494
  Note payable - parent ....................................................             -          1,668,179
                                                                                ------------      -----------
          Total current liabilities ........................................         337,453        2,046,214
Capital lease obligations ..................................................             -            123,419
                                                                                ------------      -----------
                                                                                     337,453        2,169,633
Commitments and contingencies (Note 7)
Stockholders' (deficit) equity:
  Common stock, $.001 par value; 50,000,000 shares authorized,
    10,497,206 and 5,221,900 shares issued and outstanding at March 31,
    1998 and 1997, respectively ............................................          10,497            5,222
  Additional paid-in capital ...............................................      12,398,933        7,542,401
  Deficit accumulated in the development stage .............................     (11,673,599)      (9,121,309)
                                                                                ------------      -----------
           Total stockholders' (deficit) equity ............................         735,831       (1,573,686)
                                                                                ------------      -----------
                                                                                $  1,073,284      $   595,947
                                                                                ============      ===========




                             See Accompanying Notes.

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS


                                                                                                   CUMULATIVE
                                                                                                      FROM
                                                                                                   OCTOBER 8,
                                                                                                      1992
                                                             YEARS ENDED MARCH 31                (INCEPTION) TO
                                               ---------------------------------------------        MARCH 31
                                                   1998             1997            1996              1998
                                               -----------      -----------      -----------      ------------
Revenues                                       $       -        $       -        $       -        $        -
Costs and expenses:
  Selling, general and administrative
    expenses ................................      672,998          268,668          318,510         2,584,548
  Research and development ..................    1,052,233        1,735,449          949,439         5,719,101
  Depreciation and amortization .............      217,034          143,634          143,969           776,692
  Interest expense-parent ...................       34,530           23,095              -              95,790
  Management fees-parent ....................      409,838          420,000          420,000         2,089,838
  Interest expense ..........................          956            5,822           71,882           119,300
                                               -----------      -----------      -----------      ------------
  Total costs and expenses from operations ..    2,387,589        2,596,668        1,903,800        11,385,269
                                               -----------      -----------      -----------      ------------
Loss from operations ........................   (2,387,589)      (2,596,668)      (1,903,800)      (11,385,269)
Other income (expense):
  Interest income ...........................       13,895              -            104,787           449,516
  Loss on disposal of property and
     equipment ..............................     (178,596)         (33,905)             -            (212,501)
  Gain (loss) on sale of marketable
     securities .............................          -                -             76,441          (627,512)
  Interest income-parent ....................          -                -             81,767           102,167
                                               -----------      -----------      -----------      ------------
       Total other income (expense) .........     (164,701)         (33,905)         262,995          (288,330)
                                               -----------      -----------      -----------      ------------
Net loss ....................................  $(2,552,290)     $(2,630,573)     $(1,640,805)     $(11,673,599)
                                               ===========      ===========      ===========      ============
Earnings per common share-basic:
  Weighted average common shares
    outstanding .............................    8,032,231        5,221,900        5,221,900
                                               ===========      ===========      ===========
  Net loss per common share-basic ...........  $      (.32)     $      (.50)     $      (.31)
                                               ===========      ===========      ===========
Earnings per common share, assuming
  dilution:
  Weighted average common shares
    outstanding .............................    8,863,276        5,221,900        5,221,900
                                               ===========      ===========      ===========
  Net loss per common share,
    assuming dilution .......................  $      (.29)     $      (.50)     $      (.31)
                                               ===========      ===========      ===========




                             See Accompanying Notes.

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
          FOR THE PERIOD OCTOBER 8, 1992 (INCEPTION) TO MARCH 31, 1998


                                                                                     DEFICIT
                                                                                   ACCUMULATED
                                                                   ADDITIONAL        IN THE
                                                      COMMON        PAID-IN        DEVELOPMENT
                                                       STOCK        CAPITAL           STAGE            TOTAL
                                                      -------     -----------     ------------      -----------
Balance at October 8, 1992 .........................  $   -       $       -       $        -        $       -
  Issuance of 3,500,000 shares of common
    stock for value of assets transferred from
    parent .........................................    3,500         445,186              -            448,686
  Net loss for the period ended March 31, 1993 .....      -               -           (257,422)        (257,422)
                                                      -------     -----------     ------------      -----------
Balance at April 1, 1993 ...........................    3,500         445,186         (257,422)         191,264
  Sale of 1,721,900 shares of common stock in
     connection with initial public offering, net
     of offering costs of $1,510,663 ...............    1,722       7,097,215              -          7,098,937
  Net loss for the year ended March 31, 1994 .......      -               -         (2,260,292)      (2,260,292)
                                                      -------     -----------     ------------      -----------
Balance at March 31, 1994 ..........................    5,222       7,542,401       (2,517,714)       5,029,909
  Net loss for the year ended March 31, 1995 .......      -               -         (2,332,217)      (2,332,217)
                                                      -------     -----------     ------------      -----------
Balance at March 31, 1995 ..........................    5,222       7,542,401       (4,849,931)       2,697,692
  Net loss for the year ended March 31, 1996 .......      -               -         (1,640,805)      (1,640,805)
                                                      -------     -----------     ------------      -----------
Balance at March 31, 1996 ..........................    5,222       7,542,401       (6,490,736)       1,056,887
  Net loss for the year ended March 31, 1997 .......      -               -         (2,630,573)      (2,630,573)
                                                      -------     -----------     ------------      -----------
Balance at March 31, 1997 ..........................    5,222       7,542,401       (9,121,309)      (1,573,686)
  Issuance of 2,075,306 shares of common
    stock for forgiveness of debt by former
    parent .........................................    2,075       3,424,919              -          3,426,994
  Sale of 3,200,000 shares of common stock
    through private placement offering, net
    of offering costs of $165,187 ..................    3,200       1,431,613              -          1,434,813
Net loss for the year ended March 31, 1998 .........      -               -         (2,552,290)      (2,552,290)
                                                      -------     -----------     ------------      -----------
Balance at March 31, 1998 ..........................  $10,497     $12,398,933     $(11,673,599)     $   735,831
                                                      =======     ===========     ============      ===========



                             See Accompanying Notes.

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                                 CUMULATIVE FROM
                                                                YEARS ENDED MARCH 31             OCTOBER 8, 1992
                                               ----------------------------------------------    (INCEPTION) TO
                                                   1998             1997              1996       MARCH 31, 1998
                                               ------------     ------------     ------------    ---------------
OPERATING ACTIVITIES
Net loss ....................................  $(2,552,290)     $(2,630,573)     $(1,640,805)     ($11,673,599)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization .............      217,034          143,634          143,969           776,692
  Loss on disposal of property and
    equipment ...............................      178,596           33,905              -             237,976
  (Gain) loss on marketable securities ......          -                -            (76,441)          627,512
  Amortization of bond discount .............          -                -               (779)           (4,855)
  Changes in operating assets and
    liabilities:
    Change in prepaid expenses and other
        current assets ......................      (15,150)          20,203          (55,505)         (115,749)
    Change in other assets ..................         (517)           1,174            2,502            (4,336)
    Change in cash overdraft ................     (119,514)         119,514              -                 -
    Change in accounts payable ..............      (97,110)         199,761           20,510           173,936
    Change in accrued expenses ..............       66,536           (6,580)         (49,868)           82,876
                                               -----------      -----------      -----------      ------------
Net cash used by operating activities .......   (2,322,415)      (2,118,962)      (1,656,417)       (9,899,547)
INVESTING ACTIVITIES
Sale of marketable securities ...............          -                -          3,285,625         3,285,625
Purchase of marketable securities ...........          -                -                -          (3,908,281)
Purchases of property and equipment .........      (59,380)         (52,540)         (21,514)         (596,777)
Proceeds from sale of property and
  equipment, net ............................       80,828              -                -              80,828
Additional patent costs .....................       (1,403)             -            (15,687)          (39,239)
                                               -----------      -----------      -----------      ------------
Net cash provided (used) by investing
  activities ................................       20,045          (52,540)       3,248,424        (1,177,844)
FINANCING ACTIVITIES
Sales of common stock .......................    1,600,000              -                -          10,221,226
Expenses of stock offering ..................     (165,187)             -                -          (1,675,850)
Payments of loan to parent ..................          -                -         (1,428,538)       (1,917,057)
Payment of loan by parent ...................          -                -          1,634,762         1,634,762
Proceeds of loan payable - parent ...........    1,464,811        1,668,179              -           4,715,067
Payment of loan payable - parent ............          -                -                -          (1,299,782)
Proceeds of note receivable - parent ........          -            282,295              -                 -
Proceeds of capital leases ..................          -                -                -             101,572
Payments of capital leases ..................          -            (28,019)         (28,960)         (105,293)
Proceeds of brokerage loan payable ..........          -                -          1,000,000         2,674,683
Payments of brokerage loan payable ..........          -                -         (2,569,592)       (2,674,683)
                                               -----------      -----------      -----------      ------------
Net cash provided (used) by financing
  activities ................................    2,899,624        1,922,455       (1,392,328)       11,674,645
                                               -----------      -----------      -----------      ------------
Increase (decrease) in cash and cash
  equivalents ...............................      597,254         (249,047)         199,679           597,254
Cash and cash equivalents at beginning
of period ...................................          -            249,047           49,368               -
                                               -----------      -----------      -----------      ------------
Cash and cash equivalents at end of period ..  $   597,254      $       -        $   249,047      $    597,254
                                               ===========      ===========      ===========      ============

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                                                                                                                  CUMULATIVE FROM
                                                                        YEARS ENDED MARCH 31                      OCTOBER 8, 1992
                                                   ----------------------------------------------------------     (INCEPTION) TO
                                                         1998                 1997                 1996           MARCH 31, 1998
                                                   ----------------     ----------------     ----------------     ----------------
SUPPLEMENTAL DISCLOSURE OF
  CASH INFORMATION:
Cash paid for interest ..........................  $         35,486     $          5,873     $         71,882     $        192,046
                                                   ================     ================     ================     ================
Noncash operating activities:
  Value of common stock issued and
    additional paid-in capital for
    consulting services .........................  $        150,000     $            -       $            -       $        150,000
                                                   ================     ================     ================     ================
Noncash investing activities:
  Value of assets transferred to lessor
    in lieu of payment on capital leases ........  $         71,405     $            -       $            -       $         71,405
                                                   ================     ================     ================     ================
Noncash financing activities:
  Value of common stock issued and
    additional paid-in capital for the
    transfer of assets from Parent ..............  $        344,000     $            -       $            -       $        781,060
                                                   ================     ================     ================     ================
  Value of common stock issued to
    Parent and additional paid-in capital
    for the forgiveness of debt .................  $      3,160,502     $            -       $            -       $      3,160,502
                                                   ================     ================     ================     ================



                             See Accompanying Notes.

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         LifePoint, Inc. ("LifePoint"), formerly named U.S. Drug Testing, Inc., was incorporated on October 8, 1992 under the laws of the State of Delaware as a wholly-owned subsidiary of Substance Abuse Technologies, Inc. ("SAT" or "Parent"), formally named U.S. Alcohol Testing of America, Inc., a publicly-owned corporation and, as of September 30, 1997, SAT owned 5,575,306 shares of the LifePoint Common Stock, $.001 par value (the "LifePoint Common Stock"), or 76.4% of the 7,297,206 then outstanding shares of the LifePoint Common Stock. SAT ceased providing advances to LifePoint in August 1997 as a result of its inability to secure financing for its own programs. On September 10, 1997, SAT filed a petition under Chapter 11 of the Federal Bankruptcy Code. LifePoint temporarily suspended its product development activities on September 19, 1997, but did not file for bankruptcy. On October 29, 1997, the controlling stockholder interest in LifePoint was sold to an unaffiliated party for $250,000. LifePoint is now completely independent from SAT. LifePoint commenced activities on January 1, 1993 and is engaged in the design of certain patented technology known as the "Flow Immunosensor" developed by U.S. Navy Department scientists for the detection of drugs of abuse.

BASIS OF PRESENTATION

         As LifePoint is devoting its efforts to research and the development of its products and there has been no revenue generated from product sales as yet, LifePoint's financial statements are presented as statements of a development stage enterprise.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

         LifePoint considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amount of all cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets that range from 5 to 13 years. Expenditures for maintenance and repairs are charged to expense as incurred whereas major betterments and renewals are capitalized. Property and equipment under capital leases are included with property and equipment and amortization of these assets are included in depreciation expense.

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PATENTS

         The cost of patents is being amortized over its expected useful life of 17 years using the straight-line method. At March 31, 1998 and 1997, accumulated amortization of patents was approximately $6,300 and $2,600, respectively.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred.

ACCOUNTING FOR STOCK BASED COMPENSATION

         LifePoint grants stock options for a fixed number of shares to employees with an exercise price equal to or above the fair value of the shares at the date of grant. LifePoint accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for employee stock option grants. (See Note 5.)

NET LOSS PER COMMON SHARE

         Loss per common share is based upon the weighted average number of common shares outstanding during the periods reported. Common stock equivalents have not been included in this calculation because their inclusion would be anti-dilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), which is effective for annual and interim periods ending after December 15, 1997. SFAS No. 128 replaced the previously required primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously required fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to SFAS No. 128. There were no adjustments necessary to net loss in calculating the income available to common stockholders after assumed conversions of stock options and warrants that are considered to be dilutive. The adjusted weighted average shares to give effect for the assumed conversion of dilutive stock options and warrants is presented on the Statements of Operations.

INCOME TAXES

         LifePoint accounts for income taxes under SFAS No. 109, Accounting For Income Taxes. In accordance with SFAS No. 109, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


2.  CONTINUING OPERATIONS

         LifePoint has incurred recurring operating losses. LifePoint will require additional capital to continue the research, development and ultimate manufacture and marketing of its product and to fund its working capital requirements for the next 12 months.

         The aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects, if any, on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

         LifePoint continues to pursue parallel paths to secure funding: strategic partnering, venture capital investors, a private placement, and a possible public offering. There can be no assurance that any of these additional sources of financing will be available and, in such event, LifePoint will not be able to complete its research and development on a timely basis.

3.  PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                                         March 31
                                                                  1998               1997
                                                              -----------       -----------
                  Furniture, Fixtures and Equipment           $   287,502       $   363,229
                  Test Equipment                                  425,768           400,798
                  Leasehold Improvements                          209,155           208,822
                                                              -----------       -----------
                                                                  922,425           972,849
                  Less: Accumulated Depreciation                  636,237           467,050
                                                              -----------       -----------
                                                              $   286,188       $   505,799
                                                              ===========       ===========


4.  NOTE FROM PARENT

         To increase working capital, LifePoint converted outstanding indebtedness to SAT, its former parent, into shares of the LifePoint Common Stock and additional paid-in capital. Through August 1997, SAT advised LifePoint that the debt owed was approximately $2,594,000, all of which SAT agreed to treat as a capital contribution. LifePoint authorized the issuance to SAT of 2,075,306 shares of the LifePoint Common Stock prior to the sale of the LifePoint Common Stock to an outside third party. It was later determined that the outstanding debt was approximately $3,427,000 and the remaining indebtedness of approximately $833,000 was reflected as additional paid-in capital as of September 30, 1997.

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


5.  STOCKHOLDERS' EQUITY

COMMON STOCK

         On May 24, 1997, the Board of Directors of LifePoint authorized the issuance of additional shares of the LifePoint Common Stock to SAT on the basis of a share of the LifePoint Common Stock for each $1.25 of indebtedness of LifePoint to SAT. Based on SAT's advice that the amount of indebtedness owed by LifePoint to SAT was approximately $2,594,000 all of which SAT agreed to treat as a capital contribution, LifePoint authorized the issuance to SAT of 2,075,306 shares of the Common Stock. As of September 30, 1997, SAT owned 5,575,306 shares of the LifePoint Common Stock or 76.4% of the 7,297,206 outstanding shares of the LifePoint Common Stock. SAT ceased providing advances to LifePoint in August 1997 as a result of its inability to secure financing for its own programs. On September 10, 1997, SAT filed a petition under Chapter 11 of the Federal Bankruptcy Code. LifePoint temporarily suspended its product development activities on September 19, 1997, but did not file for bankruptcy. On October 29, 1997, the controlling stockholder interest in LifePoint was sold to an unaffiliated party for $250,000. LifePoint is now completely independent from SAT.

         The purchaser of the LifePoint Common Stock also loaned money to LifePoint to allow LifePoint to recommence product development. During the third quarter of 1997, LifePoint repaid the loans from the net proceeds of a private placement pursuant to Regulation D under the Securities Act of 1933, as amended, which sold 3,200,000 shares of the LifePoint Common Stock at $0.50 per share or an aggregate purchase price of $1,600,000. The net proceeds of the private placement totaled approximately $1,434,000 after the payment of capital formation costs of approximately $166,000, including $160,000 in the form of a finder's fee to Jonathan J. Pallin, who, on October 31, 1997 was elected Chairman of the Board and a director of LifePoint. These capital formation costs have been reflected as a reduction in additional paid-in capital.

STOCK OPTION/STOCK ISSUANCE PLAN

         In August 1997, the Board of Directors ratified the 1997 Stock Option Plan (the "Plan"), which reserves 1,000,000 shares of the LifePoint Common Stock to be issued under the Plan. Options granted under the Plan may be either incentive stock options designed to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory options not intended to satisfy such requirements. The exercise price per share for incentive stock options will not be less than 100% of the fair market value per share of the LifePoint Common Stock on the grant date. For non-statutory options, the exercise price per share may not be less than 85% of such fair market value. No granted option will have a maximum term in excess of ten years.

         On August 14, 1997, options to purchase an aggregate of 467,500 shares were granted to all LifePoint employees at an exercise price of $1.25, which reflected the value of LifePoint Common Stock when trading was suspended on May 12, 1997. A private placement was initiated and completed during November and December 1997; on December 5, 1997, the Board of Directors re-priced the options to the then current value of $0.50 per share. Through March 31, 1998, options to purchase an aggregate of 950,000 shares have been granted to a total of 11 employees:

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


5.  STOCKHOLDERS' EQUITY (CONTINUED)

                                                         INCENTIVE STOCK OPTIONS         NON-STATUTORY OPTIONS
                                                       --------------------------     --------------------------
                                                       NUMBER OF      PRICE RANGE     NUMBER OF      PRICE RANGE
                                                        SHARES         PER SHARE       SHARES         PER SHARE
                                                       ---------      -----------     ---------      -----------
                  Outstanding - April 1, 1995 .......    218,000       $    7.00         10,000       $     7.00
                    Canceled ........................    (66,000)           7.00        (10,000)            7.00
                                                        --------                        -------
                  Outstanding - March 31, 1996 ......    152,000            7.00            -              -
                    Canceled ........................   (152,000)           7.00            -              -
                                                        --------                        -------
                  Outstanding - March 31, 1997 ......        -             -                -              -
                    Granted .........................    950,000            0.50        300,000        1.00-4.00
                                                        --------                        -------
                  Outstanding - March 31, 1998 ......    950,000            0.50        300,000        1.00-4.00
                                                        ========                        =======


 WARRANTS

         In connection with its initial public offering in October and November 1993, LifePoint granted to the underwriter, for a nominal fee, Common Stock purchase warrants expiring October 13, 1998 to purchase 150,000 shares of the LifePoint Common Stock at $7.50 per share. LifePoint granted Common Stock purchase warrants, expiring on various dates through March 19, 2003, to purchase 1,577,289 shares of the LifePoint Common Stock at $0.50 to $1.00 per share during fiscal 1998.

                                                               WARRANTS
                                                       ---------------------------
                                                       NUMBER OF      PRICE RANGE
                                                        SHARES         PER SHARE
                                                       ---------      ------------
                  Outstanding - April 1, 1995 .......    150,000      $       7.50
                                                       =========
                  Outstanding - March 31, 1996 ......    150,000              7.50
                                                       =========
                  Outstanding - March 31, 1997 ......    150,000              7.50

                  Granted ...........................  1,577,289       0.50 - 1.00
                                                       ---------
                  Outstanding - March 31, 1998 ......  1,727,289       0.50 - 7.50
                                                       =========

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


5.  STOCKHOLDERS' EQUITY (CONTINUED)

         A summary of the status of the stock option and warrant grants as of March 31, 1998, 1997 and 1996, and activities during the years ending on those dates, is presented below:

                                        1998                              1997                             1996
                             --------------------------       ---------------------------      ---------------------------
                                               Weighted                          Weighted                         Weighted
                                               Average                           Average                          Average
                             Options and       Exercise       Options and        Exercise      Options and        Exercise
                               Warrants         Price           Warrants          Price          Warrants          Price
                               --------         -----           --------          -----          --------          -----
Outstanding at
  beginning of year              150,000        7.50              302,000         7.25             378,000
Granted                        2,827,289        0.75                  -           -                    -           -
Canceled                             -          -                (152,000)        7.00             (76,000)        7.00
                              ----------                        ---------                        ---------
Outstanding at end
  of year                      2,977,289        1.09              150,000         7.50             302,000         7.25
                              ==========                        =========                        =========
Options and warrants
  exercisable at year
  end                          2,027,289        1.36              150,000         7.50             150,000         7.50
                              ==========                        =========                        =========
Weighted-average fair
  value of options and
  warrants granted
  during the year             $     0.53                        $     -                          $     -


  The following table summarizes information about stock options and warrants outstanding as of March 31, 1998:

                                                Options and Warrants                 Options and Warrants
                                                    Outstanding                           Exercisable
                                       --------------------------------------------------------------------------
                        Weighted-
                         Average                             Weighted-                              Weighted-
    Range of            Remaining        Options and          Average           Options and          Average
 Exercise Prices       Life (Years)        Warrants        Exercise Price         Warrants       Exercise Price
 ---------------       ------------        --------        --------------         --------       --------------
$0.50 to $4.00             6.0            2,827,289           $ 0.75             1,877,289          $ 0.87
$4.01 to $7.50             0.5              150,000           $ 7.50               150,000          $ 7.50

         The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans other than for compensation and performance-based stock awards. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for the awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), using the minimum value option pricing method due to the lack of trading activity for the Company's stock, there would have been no effect on the Company's net loss and net loss per share.

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


         For income tax purposes, LifePoint has a net operating loss carryforward ("NOL") at March 31, 1998 of approximately $10,109,000 expiring in 2008 to 2013 if not offset against future federal taxable income. There may be certain limitations as to the future annual use of the NOLs due to the fact that 50% or more of the stock of the Company changed ownership during the current year. In addition, LifePoint has a capital loss carryover of approximately $625,000 which expires in 2001 if not offset against future capital gains.

         Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

                                                                                             MARCH 31
                                                                            1998               1997                1996
                                                                     -----------------   ----------------   ----------------
         Computed "expected" tax benefit ..........................  $         586,000   $        869,000   $        557,000
         Decrease in tax benefit resulting from net
           operating loss for which no benefit is
           currently available ....................................           (586,000)          (869,000)          (557,000)
                                                                     -----------------   ----------------   ----------------
                                                                     $             -     $            -     $             -
                                                                     =================   ================   ================

         The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                                                    MARCH 31
                                                                             1998               1997
                                                                       ---------------    ---------------
                  Deferred tax assets:
                    Net operating loss carryforwards ................  $     3,436,000    $     2,850,000
                    Capital loss carryforwards ......................          213,600            213,600
                                                                       ---------------    ---------------
                                                                             3,649,600          3,063,600
                  Less:
                    Valuation allowance under SFAS 109 ..............        3,649,600          3,063,600
                                                                       ---------------    ---------------
                  Net deferred tax assets ...........................  $           -      $           -
                                                                       ===============    ===============

         SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $3,649,600 valuation allowance at March 31, 1998 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $586,000.

7.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         LifePoint has entered into a lease agreement which commenced October 1, 1997 and terminates on September 30, 1998, with a month-to-month option thereafter for the office and research facilities in Rancho Cucamonga, California. In addition to rent, LifePoint will pay for real estate taxes and other occupancy costs. Rent expense for the fiscal years ended March 31, 1998, 1997 and 1996 was $44,000, $45,000 and $36,000, respectively.

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

SIGNIFICANT CONTRACTS

         Effective January 1, 1993, LifePoint entered into a sub-license agreement with SAT in which LifePoint sublicensed all of SAT's rights under a license agreement with the Department of the Navy (the License Agreement).

         SAT and the Department of the Navy on January 24, 1992 had entered into a ten-year agreement granting SAT a partial exclusive patent license to products for drug testing in the United States and certain foreign countries. In June 1995, SAT's License Agreement with the Department of Navy was renegotiated and amended to provide for minimum royalties of $100,000 per year which commenced October 1, 1995 and terminate September 30, 2005. Additional royalties will be paid pursuant to a schedule based upon sales of products. LifePoint was a sub-licensee under this agreement from SAT and, accordingly, had an obligation to SAT for the royalty payments required by the License Agreement. Royalties expensed under the License Agreement by LifePoint were $40,000, $100,000 and $50,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

         With the sale of SAT's majority owned position in LifePoint, the U.S. Navy also agreed to transfer its License Agreement with SAT directly to LifePoint. An amendment dated November 12, 1997 was executed to modify the up-front $100,000 annual minimum payment to be paid in several payments over the year; it also included a onetime payment of $10,000 for any outstanding debt due to the Navy from SAT. LifePoint has assumed all of SAT's rights and undertaken all of SAT's obligations under the License Agreement. On March 3, 1998, the notification period in the Federal Register was completed and the Navy agreed in principle to expand the license to a worldwide, exclusive license for human diagnostic testing on saliva. The terms of this agreement have not yet been negotiated. LifePoint is developing its own proprietary "Immunoassay Chemistry" for these five drugs that will work within the Navy-developed technology.

8.  INTERCOMPANY ALLOCATIONS

         LifePoint was originally obligated to pay a fixed annual management fee of $420,000 plus three percent of its gross revenues to SAT. LifePoint paid $420,000 per year for the years ended March 31, 1997 and 1996. In addition, the Company was allocated overhead expenses such as rent, utilities, etc. based on estimated usage. In March of 1997, the Management Agreement was again amended to provide for a percentage of time and services agreement whereby the costs of certain SAT employees and facilities were allocated to LifePoint based on a percentage of usage. As the activity of LifePoint had been increasing, there had been a tremendous increase in time required by SAT employees and expanded use of leased space to satisfy LifePoint's needs. The services provided to LifePoint by SAT pursuant to the Management Agreement included management, administrative, accounting and other financial services and advice, including, without limitation, the services then performed by the Treasurer of LifePoint (who was also the Treasurer of SAT), for which he was not directly compensated by LifePoint; services relating to LifePoint's financial and banking relationships; services relating to the preparation of financial statements, budgets, forecasts and cash flow projections; cash management advice; and other miscellaneous services and advice. The management fee was discontinued after June 30, 1997 because no services were being provided after that date.

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


9. LOSS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31:

                                                       1998             1997             1996
                                                       ----             ----             ----
Numerator:

  Net loss and numerator for basic and
    diluted loss per share ......................  $(2,552,290)     $(2,630,573)     $(1,640,805)


Denominator:

  Denominator for basic loss per share -
    weighted-average shares .....................    8,032,231        5,221,900        5,221,900

  Effect of dilutive options ....................      831,045              -                -
                                                   -----------      -----------      -----------
  Denominator for diluted loss per share -
    adjusted weighted-average shares and
    assumed conversions .........................    8,863,276        5,221,900        5,221,900
                                                   ===========      ===========      ===========

  Net loss per common share-basic ...............  $      (.32)     $      (.50)     $      (.31)
                                                   ===========      ===========      ===========

  Net loss per common share, assuming
    dilution ....................................  $      (.29)     $      (.50)     $      (.31)
                                                   ===========      ===========      ===========



         For additional disclosures regarding the outstanding employee stock options, see Note 5.

         The following table discloses the number of vested and outstanding warrants during fiscal 1998, 1997 and 1996 that were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the fair value of the common shares and, therefore, the effect would be antidilutive.

                                                          1998                    1997                    1996
                                                          ----                    ----                    ----
Number of antidilutive options and warrants .......     550,000                  150,000                 302,000

Range of option and warrant prices for the
  antidilutive options and warrants ...............  $1.00 - $7.50                $7.50                $7.00-$7.50

                                 LIFEPOINT, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                        FISCAL YEAR ENDED MARCH 31, 1998
                           EXHIBITS FILED WITH REPORT


  EXHIBIT                                                                                 PAGE
  NUMBER                              EXHIBIT                                            NUMBER
----------           -------------------------------------------------------             ------
  3(a)(2)            Copy of Amendment to Certificate of Incorporation filed
                     in Delaware on February 25, 1998.                                    E-2
  10(g)(2)           Copy of LifePoint's 1997 Stock Option Plan                           E-3
  10(g)(3)           Form of Stock Option used under Plan filed as
                     Exhibit 10(g)(2).                                                    E-9
  10(j)              Copy of Severance Agreement Dated as of
                     October 27, 1997 between LifePoint and
                     Linda H. Masterson.                                                  E-22
  10(k)              Copy of Severance Agreement dated as of October 24, 1997
                     between LifePoint and William B. Benken.                             E-28
  23(a)              Consent of Independent Auditors                                      E-34
  23(b)              Consent of Independent Certified Public Accountants                  E-35