Form 10-Q
period 1998-06-30
LIFEPOINT INC
filed 1998-08-14
CIK 910523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  JUNE 30, 1998

Commission File Number:         0000-23721

                                 LIFEPOINT, INC.
             (Exact name of registrant as specified in its charter)

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

As of August 8, 1998  - Common Stock, $.001 Par Value, 11,797,206 shares

                                       PART I

                               FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                                  LIFEPOINT, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                                   BALANCE SHEETS

                                                                       JUNE 30
                                                                        1998              MARCH 31
                                                                     (UNAUDITED)            1998
                                                                     ------------       ------------
                                     ASSETS
Current Assets:
      Cash and cash equivalents                                      $    158,584       $    597,254
      Prepaid expenses and other current assets                           117,223            150,150
                                                                     ------------       ------------
              Total current assets                                        275,807            747,404
Property and equipment, net                                               235,254            286,188
Patents and other assets, net                                              48,888             39,692
                                                                     ------------       ------------
                                                                     $    559,949       $  1,073,284
                                                                     ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                               $     78,682       $    119,577
      Accrued expenses                                                     89,913            217,876
                                                                     ------------       ------------
              Total current liabilities                                   168,595            337,453
Commitments and contingencies (Note 4)
Stockholders' equity:
      Common stock, $.001 par value; 50,000,000 shares
        authorized, 10,797,206 and 10,497,206 issued and
        outstanding at June 30, 1998 and March 31, 1998,
        respectively                                                       10,797             10,497
Additional paid-in capital                                             12,548,633         12,398,933
Deficit accumulated in the development stage                          (12,168,076)       (11,673,599)
                                                                     ------------       ------------
              Total stockholders' equity                                  391,354            735,831
                                                                     ------------       ------------
                                                                     $    559,949       $  1,073,284
                                                                     ============       ============

    The accompanying notes are an integral part of the financial statements.

                                LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                           CUMULATIVE
                                                                                              FROM
                                                                FOR THE                  OCTOBER 8, 1992
                                                          THREE MONTHS ENDED               (INCEPTION)
                                                                JUNE 30                     JUNE 30
                                                        1998               1997               1998
                                                    ------------       ------------       ------------
Revenues                                            $         --       $         --       $         --

Costs and expenses:
  Selling, general and administrative expenses           183,409            137,278          2,767,957
  Research and development                               263,702            529,842          5,982,803
  Depreciation and amortization                           52,029             16,730            828,721
  Interest expense - parent                                   --                 --             95,790
  Management fees - parent                                    --            409,838          2,089,838
  Interest expense                                            --                 --            119,300
                                                    ------------       ------------       ------------
    Total costs and expenses from operations             499,140          1,093,688         11,884,409
                                                    ------------       ------------       ------------
Loss from operations                                    (499,140)        (1,093,688)       (11,884,409)

Other income/(expense):                                    4,663            (34,530)          (283,667)
                                                    ------------       ------------       ------------

Net loss                                            $   (494,477)      $ (1,128,218)      $(12,168,076)
                                                    ============       ============       ============
Earnings per common share:
  Weighted average common shares outstanding          10,744,459          5,221,900
                                                    ============       ============
  Net loss per common share                         $      (0.05)      $      (0.22)
                                                    ============       ============
Earnings per common share, assuming
  dilution:
  Weighted average common shares
      outstanding                                     13,363,825          5,221,900
                                                    ============       ============
  Net loss per common share,
    assuming dilution                               $      (0.04)      $      (0.22)
                                                    ============       ============

    The accompanying notes are an integral part of the financial statements.

                               LIFEPOINT, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                              CUMULATIVE
                                                                                                 FROM
                                                                                            OCTOBER 8, 1992
                                                          FOR THE THREE MONTHS ENDED         (INCEPTION) TO
                                                                    JUNE 30                      JUNE 30
                                                            1998               1997               1998
                                                        ------------       ------------       ------------
Cash flow from operating activities:
      Net loss                                          $   (494,477)      $ (1,128,218)      $(12,168,076)

Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation and amortization                         52,029             16,730            828,721
        Loss on disposal of property and equipment                --                 --            237,976
        Loss on marketable securities                             --                 --            627,512
        Amortization of bond discount                             --                 --             (4,855)
Changes in operating assets and liabilities:
      (Increase) decrease in prepaid expenses and
        other current assets                                  32,927                (29)           (82,822)
      (Increase) decrease in other assets                        201             (1,204)            (4,135)
      Increase (decrease) in accounts payable                (40,895)           159,214            133,041
      Increase in accrued expenses                            22,037             33,660            104,913
                                                        ------------       ------------       ------------
        Net cash used by operating activities               (428,178)          (919,847)       (10,327,725)
                                                        ------------       ------------       ------------

Cash flow from investing activities:
      Sale of marketable securities                               --                 --          3,285,625
      Purchases of marketable securities                          --                 --         (3,908,281)
      Purchases of property and equipment                       (500)           (42,490)          (597,277)
      Proceeds from sale of property and equipment                --                 --             80,828
      Patent costs                                            (9,992)                --            (49,231)
                                                        ------------       ------------       ------------
        Cash used by investing activities                    (10,492)           (42,490)        (1,188,336)
                                                        ------------       ------------       ------------

Cash flow from financing activities:
      Sales of common stock                                       --                 --         10,221,226
      Increase in bank overdraft                                  --             46,564                 --
      Expenses of stock offering                                  --                 --         (1,675,850)
      Advances on note receivable - Parent                        --                 --         (1,917,057)
      Collection on note receivable - Parent                      --                 --          1,634,762
      Proceeds of loan payable - Parent                           --            926,017          4,715,067
      Payment of loan payable - Parent                            --                 --         (1,299,782)
      Proceeds of capital leases                                  --                 --            101,572
      Payments of capital leases                                  --            (10,244)          (105,293)
      Proceeds of brokerage loan payable                          --                 --          2,674,683
      Payments of brokerage loan payable                          --                 --         (2,674,683)
                                                        ------------       ------------       ------------
        Net cash provided by financing activities                 --            962,337         11,674,645
                                                        ------------       ------------       ------------

    The accompanying notes are an integral part of the financial statements.

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                                                             CUMULATIVE
                                                                                                FROM
                                                                                           OCTOBER 8, 1992
                                                             FOR THE THREE MONTHS ENDED     (INCEPTION) TO
                                                                       JUNE 30                  JUNE 30
                                                                1998             1997            1998
                                                             ----------       ----------      ----------
Increase (decrease) in cash and cash equivalents               (438,670)      $       --         158,584

Cash and cash equivalents - beginning of period                 597,254               --              --
                                                             ----------       ----------      ----------

Cash and cash equivalents - end of period                    $  158,584       $       --      $  158,584
                                                             ==========       ==========      ==========

Supplemental disclosure of cash information:
      Cash paid for interest                                 $       --       $       --      $  192,046
                                                             ==========       ==========      ==========

Non-cash operating activities:
      Value of common stock issued and additional
        paid-in capital for consulting services              $       --       $       --      $  150,000
                                                             ==========       ==========      ==========

Non-cash investing activities:
      Value of assets transferred to lessor in lieu of
        payment on capital leases                            $       --       $       --      $   71,405
                                                             ==========       ==========      ==========

Non-cash financing activities:
      Value of common stock issued and additional
        paid-in capital for the transfer of assets from
        Parent                                               $       --       $       --      $  781,060
                                                             ==========       ==========      ==========
      Value of common stock issued to Parent and
        additional paid-in capital for the forgiveness
        of debt                                              $       --       $2,594,200      $3,160,502
                                                             ==========       ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


NOTE 1  - Basis of Presentation

         In the opinion of LifePoint, Inc. (the "Company"), the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments except as disclosed below) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company. This Report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the "Annual Report").

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

NOTE 2. - Continuing Operations and Liquidity

           The Company has historically incurred recurring operating losses due to the fact that it is still a development stage enterprise incurring research and development expenses and deriving no revenues and has experienced an ongoing deficiency in working capital. The Company financed its operations during the quarter ended June 30, 1998 from the remainder of the net proceeds of $1,434,000 realized from a private placement in November and December 1997 pursuant to Regulation D under the Securities Act of 1993, as amended (the "Securities Act"), which sold 3,200,000 shares of the Company's Common Stock, $.001 par value (the "Common Stock"), at $0.50 per share or an aggregate purchase price of $1,600,000. Recognizing that such financing would only furnish sufficient working capital through July 1998, the Company recently initiated a second private placement pursuant to Regulation D under the Securities Act, with a minimum of 1,000,000 shares and a maximum of 5,000,000 shares of the Common Stock at $1.00 per share. The Company closed on the minimum of 1,000,000 shares on July 17, 1998, and anticipates completion of the private placement by the end of August 1998, unless the public market price for the stock exceeds $2.00 per share at which time the private placement will close and be repriced to a higher price per share.

           Even if the foregoing financing is closed for the maximum amount, as to which there can be no assurance, the Company will require additional capital to continue the research, development and ultimate manufacture and marketing of its product. As previously reported, the Company estimates it will cost approximately $7,000,000 to complete the prototype of its first product and an additional $9,000,000 to bring the product to market. As a result of its continuing operational losses and its continuing capital requirements at March 31, 1998, there was raised substantial doubt about the Company's ability to continue as a going concern. The financial statements in this Report do not include any adjustments to reflect the possible future effects, if any, on the recoverability and classification of assets on the amounts and classification of liabilities that may result from the outcome of this uncertainty.

           The Company continues to pursue parallel paths in addition to the private placement to secure funding; strategic partnering, venture capital investors and a possible public offering. There can be no assurance that any of these additional sources of financing will be available and, in such event, the Company will not be able to complete its research and development on a timely basis.

NOTE 3  - Property and Equipment

           Property and equipment is summarized as follows:

                                                      June 30,         March 31,
                                                        1998             1998
                                                      --------         --------
Furniture and Fixtures                                $288,002         $287,502
Test Equipment                                         425,768          425,768
Leasehold Improvements                                 209,155          209,155
                                                      --------         --------
                                                       922,925          922,425
Less:  Accumulated Depreciation                        687,671          636,237
                                                      --------         --------
                                                      $235,254         $286,188
                                                      ========         ========

NOTE 4 - Commitments and Contingencies

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

           On March 3, 1998, the license from the Navy was expanded to an exclusive, worldwide license for all saliva diagnostics. The terms of the license expansion are currently being negotiated.

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)
                                   (CONTINUED)

NOTE 5 - Stockholders' Equity

         During the quarter ended June 30, 1998, the Company issued 300,000 shares of stock to a consultant in exchange for services to be rendered through January 2000. The excess of the value of the services of $149,700 over the stock value was recorded as an increase to additional paid-in capital. The obligation to issue these shares was provided for at March 31, 1998.

         The LifePoint, Inc. 1997 Stock Option Plan (the "Plan"), as adopted by the Board of Directors of the Company on August 14, 1997 and amended on June 5, 1998, now provides for the granting of options to purchase an aggregate of 2,000,000 shares (originally 1,000,000 shares) of the Common Stock. Stockholders' approval of the Plan is being sought at the Annual Meeting of Stockholders on August 13, 1998. Options granted under the Plan may either be incentive stock options designed to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory or non-qualified stock options not intended to satisfy such requirements. The exercise price per share for incentive stock options will not be less than 100% of the fair market value per share of the Common Stock on the grant date. For non-statutory or non-qualified stock options, the exercise price per share may not be less than 85% of such fair market value. No option may have a term in excess of ten years.

         During the quarter ended June 30, 1998, an incentive stock option to purchase 15,000 shares of the Common Stock at $0.50 per share was granted to an employee and non-qualified stock options were granted to four employees (including three officers) to purchase an aggregate of 135,000 shares of the Common Stock at $0.50 per share. As of June 30, 1998, there were outstanding under the Plan incentive stock options to purchase an aggregate of 965,000 shares held by a total of 11 employees, in addition to the non-qualified stock options described in the preceding sentence.

         Also outstanding as of June 30, 1998 were non-statutory options to purchase 250,000 shares of the Common Stock at exercise prices ranging from $1.50 to $4.00 per share granted to a consultant not pursuant to the Plan.

         During the quarter ended June 30, 1998, the Company issued warrants to two outside parties to purchase an aggregate of 200,000 shares of the Common Stock at prices ranging from $0.50 to $1.00 per share as payment for consulting services. As of June 30, 1998, there were warrants outstanding to purchase 2,121,289 shares of the Company's stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

         The Company was incorporated on October 8, 1992 under the laws of the State of Delaware as a wholly-owned subsidiary of Substance Abuse Technologies, Inc. ("SAT"). Effective January 1, 1993, SAT sublicensed or transferred to the Company certain rights or assets to develop drug testing products in exchange for 3,500,000 shares of the Common Stock. In October 1993, the Company had a public offering of the Common Stock in which an aggregate of 1,721,900 shares was sold. As of September 30, 1997, SAT owned 5,575,306 shares of the Common Stock or 76.4% of the 7,297,206 shares of the Common Stock then outstanding. From its inception until October 31, 1997, the Company was a subsidiary of SAT or otherwise under its control. SAT ceased providing advances to the Company in August 1997 as a result of its inability to secure financing for its own programs. On September 10, 1997, SAT filed a petition under Chapter 11 of the Federal Bankruptcy Code. The Company temporarily suspended its product development activities on September 19, 1997, but did not file for bankruptcy. The Company was able to resume such activities on October 27, 1997 as a result of a loan by an unaffiliated party. On October 29, 1997, the majority ownership of the Company was transferred from SAT to Meadow Lane Partners, LLC. The Company is now completely independent from SAT.

         The Company is a development stage company focused on the commercialization of the flow immunosensor technology licensed from the Naval Research Laboratories. The flow immunosensor technology, in combination with the focus on the use of saliva as a non-invasive test medium, will allow the Company to develop a broadly applicable non-invasive, rapid, on-site diagnostic test system. The first product under development is for the detection of drugs of abuse and alcohol. However, other major market opportunities include rapid diagnostic testing (substances of abuse, drug overdose, and heart attack), long-term therapeutic drug monitoring to determine efficacy and compliance (cardiovascular disease, osteoporosis), and wellness/health screening (cardiovascular disease, osteoporosis, cancer).

LIQUIDITY AND CAPITAL RESOURCES.

         Until August 1997 when SAT's inability to secure its own financing caused SAT to cease advances to the Company, SAT had been the sole source of financing to the Company since the Company's public offering of 1,721,900 shares of the Common Stock in October and November 1993, which netted the Company approximately $7,099,000. During the fiscal year ended March 31, 1997 and through July 1997, SAT advanced $3,426,994 to the Company to fund its operations, all of which was subsequently reflected as additional capital contributions from SAT.

         As a result of two loans made to the Company in September and October 1997 totaling $310,000 ($10,000 from an officer and $300,000 from an unaffiliated source), both loans secured by a lien on the assets of the Company, the Company recommenced its product development on October 27, 1997. During the third quarter of 1997, the Company repaid the loans from the net proceeds ($1,434,000) of a private placement pursuant to Regulation D under the Securities Act, which sold 3,200,000 shares of the Common Stock at $0.50 per share or an aggregate purchase price of $1,600,000.

         The Company's management at the time of the private placement estimated that the net proceeds from the private placement would enable the Company to continue its operations, at the reduced level, through July 1998. Management has been actively pursuing during 1998, on a parallel basis, venture capital, strategic partnering, and/or a private placement for all or part of the required funding.

         However, because management recognized that it may have taken beyond July to implement one of these long term financing possibilities, in July 1998, management initiated a private placement of $1,000,000 to $5,000,000 in an effort to enable the Company to continue its operations, including research and development of its product, until one of these long term financing programs could be successfully implemented. The Company received the minimum funding of $1,000,000 on July 16, 1998. There can, of course, be no assurance that the

Company will complete the private placement beyond the minimum level or, as indicated below, the major funding to complete its research and development program.

         The latest estimate of the Company's management is that, to complete the development of a saliva-based drugs of abuse and alcohol testing product, it will require additional funding of $16,000,000 (including the $5,000,000 described in the preceding paragraph) and that the product is not expected to be launched until late in the first quarter of 2000. Such estimates as to amount and date are based on the assumption that at least $3,000,000 in financing will be obtained in the next few months.

         The Company has engaged the services of The Kriegsman Group, founded by Steven Kriegsman, a Los Angeles-based investment banker focused on obtaining private financing for young medical, biotech, and pharmaceutical companies. The Kriegsman Group has been focusing on implementing a private placement for $7,000,000 to $10,000,00 in equity from individuals or institutions for the Company. Ambient Capital Group, Inc., also a Los Angeles-based investment banker, will act as co-agent with The Kriegsman Group in such an offering.

         The Company's management has also been exploring the possibility of obtaining a strategic partner for the Company. To this end, the Company has an agreement with Burrill & Company ("Burrill"), a San Francisco-based merchant bank focused exclusively on servicing life science companies. Burrill assists its portfolio companies in maximizing their value through various strategic partnering relationships. Burrill & Company was founded by G. Steven Burrill, an internationally recognized financial, business, and management advisor to the life science industry. Mr. Burrill is founder of The Biotech Meeting and the International Life Sciences Partnering Conference, both held annually. A team of twelve professionals is augmented by a world class Business Advisory Board. The Board is comprised of eight members including: Jack Bowman, former Company Group chairman of Johnson & Johnson; Irwin Lerner, retired Chairman of the Board of Hoffmann-La Roche Inc.; Herbert Conrad, former President of the Pharmaceutical Division and senior Vice President of Hoffmann-La Roche Inc.; Paul Freiman, former Chairman and Chief Executive Officer of Syntex Corporation; Martin Gerstel, former chairman and Chief Executive Officer of ALZA Corporation; Leigh Thompson, former Scientific Officer of Eli Lilly and Company. Burrill had been engaged to introduce LifePoint to potential partners with an on-going interest in saliva-based diagnostics or point-of-care diagnostics and which might be otherwise interested in partnering with or acquiring LifePoint at an early stage.

         Management is also pursuing the possibility of a venture capital investment; however, most venture capital investors prefer a private company for their investment, and look to an Initial Public Offering ("IPO") as their preferred exit strategy. Although management continues to work with several interested venture capital firms, this potential route of funding is currently not the most likely to occur.

         Management has also pursued the possibility of an underwritten public offering and has received expressions of interest from several well-known small national and large regional firms. This option has been put on hold by management due to the length of time required to close such transaction; however, it remains an alternative to be pursued following a private financing for capital requirements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 VS. JUNE 30, 1997

         During the quarter ended June 30, 1998, the Company spent $263,702 on research and development and an additional $183,409 on general and administrative expenses, as compared with $529,842 and $137,278, respectively, during the three months ended June 30, 1997. The lower research and development expenditures in the 1998 period were due to the fact that subsequent to the cessation of product development in September 1997, the Company has been operating at a capital constrained pace and, therefore, all expenditures have been at a reduced level. Additionally, there was no management fee paid to SAT in the quarter ended June 30, 1998, while the Company paid SAT $409,838 in management fees during the quarter ended June 30, 1997. As a result of the sale by SAT of the shares as discussed above, no management fees will be paid to SAT in the future. However, because these services are now performed internally, the Company incurred higher general and administrative charges in 1998 than in 1997, and will continue to do so on a go forward basis.

         From inception on October 8, 1992 to June 30, 1998, the Company has spent $5,982,803 on research and development and $2,767,957 on general and administrative expenses. Management fees paid to SAT aggregated $2,089,838 during such period.

FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and uncertainties. Such forward-looking statements reflect management's current views that the necessary financing will be available, when needed, to complete the research and development program, that the product will be developed at the contemplated cost and within the projected timetable, that, during the interim period before the Company begins marketing, competitors will not begin to market a competitive saliva-based testing product and that the other risks described in the Annual Report and other filings by the Company with the Securities and Exchange Commission will not materially adversely affect the Company's operations. Because there can be no assurance that management's expectations will be realized, actual results may differ.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              None

         (B)  REPORTS ON FORM 8-K

              None



                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

                                       LIFEPOINT, INC.
                                       (Registrant)


Date: August 13, 1998                  By /s/ Linda H. Masterson
                                          -------------------------------------
                                          Linda H. Masterson
                                          President and Chief Executive Officer