Form 10-Q
period 1998-09-30
LIFEPOINT INC
filed 1998-11-17
CIK 910523

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998

Commission File Number:             0000-23721
--------------------------------------------------------------------------------

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

As of November 10, 1998  - Common Stock, $.001 Par Value, 11,711,206 shares

                                    PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                                LIFEPOINT, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                BALANCE SHEETS


                                                 September 30
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                     1998         March 31
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                  (Unaudited)       1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                ASSETS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Current Assets:
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      Cash and cash equivalents                        $ 656,511      $ 597,254
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      Prepaid expenses and other current assets          418,570        150,150
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
              Total current assets                     1,075,081        747,404
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Property and equipment, net                              189,398        286,188
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Patents and other assets, net                             53,463         39,692
--------------------------------------------------------------------------------
-----------------------------------------------==================-==============
                                                     $ 1,317,942    $ 1,073,284
-----------------------------------------------==================-==============
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Current Liabilities:
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      Accounts payable                         $ 180,057             $ 119,577
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      Accrued expenses                           541,516               217,876
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
              Total current liabilities          721,573               337,453
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Commitments and contingencies (Note 4)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Stockholders' equity:
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 Common stock, $.001 par value; 50,000,000 shares
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   authorized, 11,711,206 and 10,497,206 issued and
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   outstanding at September 30, 1998 and March 31, 1998,
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   respectively                                    11,711                10,497
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Additional paid-in capital                        13,554,323         12,398,933
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Deficit accumulated in the development stage     (12,969,665)       (11,673,599)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
              Total stockholders' equity             596,369            735,831
--------------------------------------------------------------------------------
-----------------------------------------------==============-==================
                                                 $ 1,317,942        $ 1,073,284
-----------------------------------------------==============-==================



    The accompanying notes are an integral part of the financial statements.

                   LIFEPOINT, INC.

          (A DEVELOPMENT STAGE ENTERPRISE)

              STATEMENTS OF OPERATIONS

                     (Unaudited)


                                                                                                                  Cumulative

                                                                                                                     From
                                              For the                          For the                          October 8, 1992
                                          Three Months Ended                 Six Months Ended                   (Inception) to
                                             September 30                    September 30                        September 30,

                                                1998            1997        1998             1997                   1998

Revenues                                              $ -             $ -              $ -               $ -                  $ -
Costs and Expenses:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
  General and Administrative Expenses             474,082          33,256          657,491           170,534            3,242,039
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
  Research and Development                        294,491         170,832          558,193           700,674            6,277,294
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
  Depreciation and Amortization                    52,149          88,761          104,178           105,491              880,870
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
  Interest Expense - Parent                             -               -                -            34,530               95,790
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
  Management Fees - Parent                              -               -                -           409,838            2,089,838
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
  Interest Expense                                      -               -                -                 -              119,300
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Total Costs and Expenses                          820,722         292,849        1,319,862         1,421,067           12,705,131
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Loss from Operations                             (820,722)       (292,849)      (1,319,862)       (1,421,067)         (12,705,131)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Other Income/(Expense)                             19,133               -           23,796                 -             (264,534)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------===============--==============--===============--================-====================--
Net Loss                                        $(801,589)     $ (292,849)     $(1,296,066)      $(1,421,067)       $ (12,969,665)
-------------------------------------------===============--==============--===============--================-====================--
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
  Weighted Average Common Shares
------------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------===============--==============--===============--================-----------------------
    Outstanding                                11,697,597       7,297,206       11,223,632         6,707,502
-------------------------------------------===============--==============--===============--================-----------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------===============--==============--===============--================-----------------------
Net Loss Per Common Share                         $ (0.07)        $ (0.04)         $ (0.12)          $ (0.21)
-------------------------------------------===============--==============--===============--================-----------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share, Assuming
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
  Dilution:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
    Weighted Average Common Shares
------------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------===============--==============--===============--================-----------------------
      Outstanding                              15,225,506       7,297,206       14,389,151         6,707,502
-------------------------------------------===============--==============--===============--================-----------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net Loss Per Common Share, Assuming
------------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------===============--==============--===============--================-----------------------
  Dilution                                        $ (0.05)        $ (0.04)         $ (0.09)          $ (0.21)
-------------------------------------------===============--==============--===============--================-----------------------


    The accompanying notes are an integral part of the financial statements.

                          LIFEPOINT, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                                                                        Cumulative
                                                                                                        From
                                                                                                        October 8, 1992
                                                             For the Six Months Ended                  (Inception) to
                                                                   September 30                         September 30,
                                                             1998                1997                   1998



Cash Flow from Operating Activities:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Net Loss                                              $ (1,296,066)       $ (1,421,067)           $ (12,969,665)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Adjustments to Reconcile Net Loss to Net Cash
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Used by Operating Activities:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
        Depreciation and Amortization                            104,178             105,491                  880,870
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
        Consulting Expense                                       137,930                   -                  137,930
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
        Disposal of Property and Equipment                             -                   -                  237,976
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
        Unrealized Loss on Marketable Securities                       -                   -                  627,512
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
        Amortization of Bond Discount                                  -                   -                   (4,855)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Changes in Operating Assets and Liabilities:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      (Increase) Decrease in Prepaid Expenses and
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
        Other Current Assets                                      48,650                   -                  (67,099)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      (Increase) Decrease in Other Assets                         (9,792)              4,993                  (14,128)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Decrease in Bank Overdraft                                       -            (119,514)                       -
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Increase (Decrease) in Accounts Payable                     60,480            (159,126)                 234,416
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Increase (Decrease) in Accrued Expenses                      5,980             168,122                   88,856
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                           (948,640)         (1,421,101)             (10,848,187)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Sale of Marketable Securities                                    -                   -                3,285,625
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Purchases of Marketable Securities                               -                   -               (3,908,281)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Purchases of Property and Equipment                         (6,197)            (19,065)                (602,974)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Proceeds from Sale of Property and Equipment, Net                -                   -                   80,828
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Patent Costs                                                (5,170)             (1,402)                 (44,409)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                            (11,367)            (20,467)              (1,189,211)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Cash Flow from Financing Activities:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Sales of Common Stock                                    1,025,000                   -               11,246,226
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Expenses of Stock Offering                                  (5,736)                  -               (1,681,586)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Payment of Loan to Parent                                        -                   -               (1,917,057)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Proceeds of Loan by Parent                                       -                   -                1,634,762
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Proceeds of Loan Payable - Parent                                -           1,464,811                4,715,067
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Payment of Loan Payable - Parent                                 -                   -               (1,299,782)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Proceeds of Capital Leases                                       -                   -                  101,572
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Payments of Capital Leases                                       -                   -                 (105,293)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Proceeds of Brokerage Loan Payable                               -                   -                2,674,683
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Payments of Brokerage Loan Payable                               -                   -               (2,674,683)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                      1,019,264           1,464,811               12,693,909
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------



    The accompanying notes are an integral part of the financial statements.
                                        4



                          LIFEPOINT, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENTS OF CASH FLOWS

                            (Continued)

                                                                                                                   Cumulative
                                                                                                                      From
                                                                                                                 October 8, 1992
                                                                           For the Six Months Ended               (Inception) to
                                                                                September 30                      September 30,
                                                                           1998                1997                   1998

Increase (Decrease) in Cash and Cash Equivalents                                59,257              23,243                  656,511
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents - Beginning of Period                                597,254                   -                        -
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------===================--==================---======================
Cash and Cash Equivalents - End of Period                                    $ 656,511            $ 23,243                $ 656,511
--------------------------------------------------------------------===================--==================---======================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Information:
------------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------===================--==================---======================
      Cash Paid for Interest                                                       $ -                 $ -                $ 192,046
--------------------------------------------------------------------===================--==================---======================
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Noncash Operating Activities:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Value of Common Stock Issued (Returned) and
------------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------===================--==================---======================
        Additional Paid-in Capital for Consulting Services                     (12,660)                  -                  137,340
--------------------------------------------------------------------===================--==================---======================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Noncash Investing Activities:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Value of Assets Transferred to Lessor in Lieu of
------------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------===================--==================---======================
        Payment on Capital Leases                                                    -                   -                   71,405
--------------------------------------------------------------------===================--==================---======================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Noncash Financing Activities:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Value of Common Stock Issued and Additional
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
        Paid-in Capital for the Tranfer of Assets from
------------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------===================--==================---======================
        Parent                                                                       -             344,000                  781,060
--------------------------------------------------------------------===================--==================---======================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Value of Common Stock Issued to Parent and
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
        Additional Paid-in Capital for the Forgiveness of
------------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------===================--==================---======================
        Debt                                                                         -           3,082,996                3,160,502
--------------------------------------------------------------------===================--==================---======================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Value of Warrants to be Issued for Consulting
------------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------===================--==================---======================
        Services                                                               467,660                   -                  467,660
--------------------------------------------------------------------===================--==================---======================

    The accompanying notes are an integral part of the financial statements.
                                        5

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)


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

NOTE 2. - Continuing Operations and Liquidity

         The Company has historically incurred recurring operating losses due to the fact that it is still a development stage enterprise incurring research and development expenses and deriving no revenues and has experienced an ongoing deficiency in working capital. The Company financed its operations during the quarter ended June 30, 1998 from the remainder of the net proceeds of $1,434,000 realized from a private placement in November and December 1997 pursuant to
Regulation D under the Securities Act of 1993, as amended (the "Securities Act"), which sold 3,200,000 shares of the Company's Common Stock, $.001 par value (the "Common Stock"), at $0.50 per share or an aggregate purchase price of $1,600,000. Recognizing that such financing would only furnish sufficient working capital through July 1998, the Company initiated a second private placement in July 1998 pursuant to Regulation D under the Securities Act, with a minimum of 1,000,000 shares and a maximum of 5,000,000 shares of the Common Stock at $1.00 per share. The Company closed on the minimum of 1,000,000 shares on July 17, 1998, and on August 26, 1998, the Company sold an additional 25,000 shares of the Common Stock, or an aggregate of 1,025,000 shares of the Common Stock offered pursuant to the private placement. The

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)
                                   (Continued)

NOTE 2. - Continuing Operations and Liquidity (Continued)

offering of a minimum of 1,000,000 and a maximum of 5,000,000 shares of the Common Stock expired by its terms on October 14, 1998 without any additional shares being sold.
           The Company will require additional capital to continue the research, development and ultimate manufacture and marketing of its product. The Company now estimates it will cost approximately $5,000,000 to complete the prototype of its first product and an additional $8,000,000 to bring the product to market. As a result of its continuing operational losses and its continuing capital requirements at March 31, 1998, there was raised substantial doubt about the Company's ability to continue as a going concern. The financial statements in this Report do not include any adjustments to reflect the possible future effects, if any, on the recoverability and classification of assets on the amounts and classification of liabilities that may result from the outcome of this uncertainty.
          The Company continues to pursue parallel paths in addition to initiating another private placement to secure funding; strategic partnering, venture capital investors and a possible public offering. There can be no assurance that any of these additional sources of financing will be available and, in such event, the Company will not be able to complete its research and development on a timely basis.

NOTE 3  - Property and Equipment

           Property and equipment is summarized as follows:
                                                September 30,        March 31,
                                                    1998               1998
                                               ----------------     ------------
           Furniture and Fixtures                    $293,699          $287,502
           Test Equipment                             425,768           425,768
           Leasehold Improvements                     209,155           209,155
                                               ----   -------     ----  -------
                                                      928,622           922,425
           Less:  Accumulated Depreciation            739,224           636,237
                                               ----   -------     ----  -------
                                                     $189,398          $286,188
                                                     ========          ========

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)
                                   (Continued)


     NOTE 4 - Commitments and  Contingencies
          In June 1995, the License Agreement with the Department of the Navy then held by Substance Abuse Technologies, Inc. ("SAT"), the Company's then parent, was renegotiated and amended to provide for minimum annual royalties of $100,000 per year commencing October 1, 1995 and terminating September 30, 2005. Additional royalties will be paid pursuant to a schedule based upon sales of products. Through March 31, 1997, the Company sub-licensed this Agreement from its then parent and, accordingly, had obligations to its then parent for the royalty payments required by the License Agreement. This license was transferred from SAT to the Company effective with the sale of SAT's majority ownership of the Common Stock on October 29, 1997. The Navy settled all past liabilities for the transferred license for $10,000.
          On March 3, 1998, the license from the Navy was expanded to an exclusive, worldwide license for all saliva diagnostics. The terms of the license expansion are currently being negotiated.

NOTE 5 - Stockholders' Equity

          During the quarter ended June 30, 1998, the Company issued 300,000 shares of stock to a consultant in exchange for services to be rendered through January 2000. The excess of the value of the services of $149,700 over the stock value was recorded as an increase to additional paid-in capital. The obligation to issue these shares was provided for at March 31, 1998. By mutual agreement this contract was terminated on September 10, 1998, and 145,000 unearned shares were returned to the Company.Additionally, all stock options were also cancelled.
          During the quarter ended September 30, 1998, the Company issued 100,000 shares of stock to a consultant in lieu of cash, for internet investor relations work to be performed over the following six months. During the quarter ended September 30, 1998, the Company issued warrants to three outside parties to purchase an aggregate of 600,000 shares of the Common Stock at prices ranging from $0.50 to $2.16 per share as payment for consulting services. As of September 30, 1998, there were warrants outstanding to purchase 2,621,289 shares of the Common Stock.
         The LifePoint, Inc. 1997 Stock Option Plan (the "Plan"), as adopted by the Board of Directors of the Company on August 14, 1997 and amended on June 5, 1998, now provides for the granting of options to purchase an aggregate of 2,000,000 shares (originally 1,000,000 shares) of the Common Stock. Stockholders' approval of the Plan is being sought at the Annual Meeting of Stockholders on August 13, 1998. Options granted under the Plan may either be incentive stock options designed to meet the requirements of Section 422 of the Internal Revenue

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)
                                   (Continued)

NOTE 5 - Stockholders' Equity (Continued)
Code of 1986, as amended, or non-statutory or non-qualified stock options not intended to satisfy such requirements. The exercise price per share for incentive stock options will not be less than 100% of the fair market value per share of the Common Stock on the grant date. For non-statutory or non-qualified stock options, the exercise price per share may not be less than 85% of such fair market value. No option may have a term in excess of ten years.
         During the quarter ended September 30, 1998, no options were granted pursuant to the Plan. As of September 30, 1998, there were 1,100,000 shares held by a total of 12 employees pursuant to the Plan.

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

         However, because management recognized that it may have beyond July to implement one of these long term financing possibilities, in July 1998, management implemented a private placement of $1,000,000 to $5,000,000 in an effort to enable the Company to continue its operations, including research and development of its product, until one of these long term financing programs could be successfully implemented. The Company received the minimum of
$1,000,000 on July 16, 1998, and, on August 26, 1998, the Company sold an additional 25,000 shares of the Common Stock, or an aggregate of 1,025,000 shares of the Common Stock offered pursuant to this second private placement.

The offering of a minimum of 1,000,000 and a maximum of 5,000,000 shares of the Common Stock expired by its terms on October 14, 1998 without any additional shares being sold.

          The latest estimate of the Company's management is that, to complete the development of a saliva- based drugs of abuse and alcohol testing product, it will require additional funding of $13,000,000, of which $5,000,000 is needed to develop the prototype, and that the product is not expected to be launched until late in the second quarter of 2000. Such estimates as to amount and date are based on the assumption that at least $3,000,000 in financing will be obtained in the next few months.

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

Results of Operations

Three Months Ended September 30, 1998 vs. September 30, 1997

          During the quarter ended September 30, 1998, the Company spent $294,491 on research and development and an additional $474,082 on general and administrative expenses, as compared with $170,832 and $33,256, respectively, during the three months ended September 30, 1997. The higher research and development and general and administrative expenditures in the 1998 period were due to the fact that during the same period in September 1997, the Company ceased the product development program, and had significantly reduced expenditures for that period of time. Additionally, the general and administrative expenses for the three months ended September 30, 1998, included corporate legal expenses that were higher than usual due to timing and a significant royalty payment to the Navy.

         From inception on October 8, 1992 to September 30, 1998, the Company has spent $6,277,294 on research and development and $3,242,039 on general and administrative expenses. Management fees paid to SAT aggregated $2,089,838 during such period.

Six Months Ended September 30, 1998 vs. September 30, 1997

         During the six months ended September 30, 1998, the Company spent $558,193 on research and development and an additional $657,491 on general and administrative expenses, as compared with $700,674 and $170,534, respectively, during the six months ended September 30, 1997. The general and administrative expenses for the six months ended September 20, 1998 are higher because, during the same period in 1997, significant general and administrative expenses were paid to SAT as a management fee, and these expenses are now incurred directly by the Company. During the six months ended September 30, 1997, an additional $409,838 was paid to SAT as the management fee. The research and development expenses for the six months ended September 30, 1998 were higher than the same period during 1997 due to the fact that during the same period in September 1997 the Company ceased the product development program.

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


Item 2.  Changes in Securities

(a)      Not applicable.

(b)      Not applicable.

(c)      Recent Sales of Unregistered Securities

(i) On July 23, 1998, the Company closed as to the sale of 1,000,000 shares of the Common Stock and, on August 26, 1998, the Company sold an additional 25,000 shares of the Common Stock, or an aggregate of 1,025,000 shares of the Common Stock offered pursuant to a private placement. The offering of a minimum of 1,000,000 and a maximum of 5,000,000 shares of the Common Stock expired by its terms on October 14, 1998 without any additional shares being sold.

                  (ii) There were no underwriters for this private placement. The shares of the Common Stock were offered and sold to persons who were accredited investors as such term is defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act").

                  (iii) The shares of the Common Stock were sold for $1.00 per share or an aggregate purchase price of $1,025,000. There were no underwriting discounts or commissions related to the private placement.

                  (iv) The Company claims that the sales were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereunder and Rule 506 of Regulation D thereunder, the sales constituting a transaction by an issuer not involving any public offering. The purchasers were all accredited investors, each of whom or which gave an investment representation.

(d)      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Stockholders was held on August 13, 1998.

         (b) At the Meeting, Peter S. Gold, Linda H. Masterson, Jonathan J. Pallin, and Paul Sandler were re-elected as the sole directors of the Company.

         (c) At the meeting, votes were taken as to three proposals as follows:

(1)      On the proposal to elect four directors:
                                                                       Broker
Nominee                    For                       Withheld          Non-Votes

Peter S. Gold              9,233,686                  6,900            1,200,081
Linda H. Masterson         9,233,686                  6,900            1,200,081
Jonathan J. Pallin         9,233,686                  6,900            1,200,081
Paul Sandler               9,233,686                  6,900            1,200,081

                  (2) On the proposal to ratify the appointment of Ernst & Young, LLC as independent auditors for the fiscal year ending March 31, 1999:


                                                                       Broker
For                        Against                   Withheld          Non-Votes

9,158,186                  67,000                    15,400            1,200,081

                  (3) On the proposal to adopt the LifePoint, Inc. 1997 Stock Option Plan and to ratify the prior grants of options thereunder:
                                                                       Broker
For                        Against                   Withheld          Non-Votes

9,115,261                  104,925                   20,400            1,200,081


         (d)      Not Applicable.

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

                                 LIFEPOINT, INC.
                                (Registrant)


Date: November 13, 1998            By   /s/ Linda H. Masterson
                                   ---------------------------------------------
                                   Linda H. Masterson
                                   President and Chief Executive Officer