Form 10-Q
period 1998-12-31
LIFEPOINT INC
filed 1999-02-16
CIK 910523

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1998

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

10400 Trademark Street, Rancho Cucamonga, CA
 (Address of Principal Executive Offices)

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

As of February 11, 1999 - Common Stock, $.001 Par Value, 11,818,403 shares


------------------------------------------------------------------------------------------------------------------------
                                     PART I
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                              FINANCIAL INFORMATION
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                          ITEM I. FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                 LIFEPOINT, INC.
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                 BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                                                                   December 31
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                                                                      1998                March 31
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)              1998
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                       ASSETS
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Current Assets:
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents                                                         $ 322,591             $ 597,254
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
      Prepaid expenses and other current assets                                           189,500               150,150
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                        512,091               747,404
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                               171,743               286,188
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Patents and other assets, net                                                              53,031                39,692
------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------==================----==================
                                                                                        $ 736,865           $ 1,073,284
--------------------------------------------------------------------------------==================----==================
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
      Accounts payable                                                                  $ 230,813             $ 119,577
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
      Accrued expenses                                                                    659,548               217,876
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                   890,361               337,453
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 4)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
      Common stock, $.001 par value; 50,000,000 shares
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
        authorized, 11,779,206 and 10,497,206 issued and
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
        outstanding at December 31, 1998 and March 31, 1998,
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
        respectively                                                                       11,779                10,497
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Additional paid-in capital                                                             13,621,270            12,398,933
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Deficit accumulated in the development stage                                          (13,786,545)          (11,673,599)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity (deficit)                                       (153,496)              735,831
------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------==================----==================
                                                                                        $ 736,865           $ 1,073,284
--------------------------------------------------------------------------------==================----==================
------------------------------------------------------------------------------------------------------------------------


                                       2
The accompanying notes are an integral part of the financial statments.



------------------------------------------------------------------------------------------------------------------------------------
                   LIFEPOINT, INC.
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
          (A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
              STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                     (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Cumulative
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       From
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                For the                          For the                          October 8, 1992
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                           Three Months Ended                Nine Months Ended                     (Inception) to
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                               December 31                     December 31                          December 31
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                  1998            1997             1998             1997               1998
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Revenues                                                $ -             $ -              $ -               $ -                  $ -
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
  General and Administrative Expenses               536,557         236,488        1,194,048           407,022            3,778,596
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
  Research and Development                          259,924         150,702          818,117           851,376            6,537,218
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
  Depreciation and Amortization                      25,250          56,253          129,428           161,744              906,120
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
  Interest Expense - Parent                               -               -                -            34,530               95,790
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
  Management Fees - Parent                                -               -                -           409,838            2,089,838
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
  Interest Expense                                        -             956                -               956              119,300
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Total Costs and Expenses                            821,731         444,399        2,141,593         1,865,466           13,526,862
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Loss from Operations                               (821,731)       (444,399)      (2,141,593)       (1,865,466)         (13,526,862)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Other Income/(Expense)                                4,851        (185,228)          28,647          (185,228)            (259,683)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------===============--==============--===============--================-====================
Net Loss                                          $(816,880)     $ (629,627)     $(2,112,946)      $(2,050,694)       $ (13,786,545)
---------------------------------------------===============--==============--===============--================-====================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
  Weighted Average Common Shares
------------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------===============--==============--===============--================---------------------
    Outstanding                                  11,731,031       8,255,902       11,395,289         7,225,512
---------------------------------------------===============--==============--===============--================---------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------===============--==============--===============--================---------------------
Net Loss Per Common Share                           $ (0.07)        $ (0.08)         $ (0.19)          $ (0.28)
---------------------------------------------===============--==============--===============--================---------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share, Assuming
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
  Dilution:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
    Weighted Average Common Shares
------------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------===============--==============--===============--================---------------------
      Outstanding                                15,282,298       9,343,728       14,671,047         7,668,912
---------------------------------------------===============--==============--===============--================---------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net Loss Per Common Share, Assuming
------------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------===============--==============--===============--================---------------------
  Dilution                                          $ (0.05)        $ (0.07)         $ (0.14)          $ (0.27)
---------------------------------------------===============--==============--===============--================---------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------


                                       3
The accompanying notes are an integral part of the financial statments.

 -----------------------------------------------------------------------------------------------------------------------------------
                          LIFEPOINT, INC.
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                 (A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                     STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                            (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Cumulative
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      From
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 October 8, 1992
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                          For the Nine Months Ended              (Inception) to
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                       December 31                                 December 31
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                           1998                1997                   1998
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Cash Flow from Operating Activities:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Net Loss                                                            $ (2,112,946)       $ (2,050,694)           $ (13,786,545)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Adjustments to Reconcile Net Loss to Net Cash
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Used by Operating Activities:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
        Depreciation and Amortization                                          129,428             161,744                  906,120
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
        Consulting Expense                                                     311,800                   -                  311,800
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
        Disposal of Property and Equipment                                           -             189,248                  237,976
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
        Unrealized Loss on Marketable Securities                                     -                   -                  627,512
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
        Amortization of Bond Discount                                                -                   -                   (4,855)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Changes in Operating Assets and Liabilities:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      (Increase) Decrease in Prepaid Expenses and
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
        Other Current Assets                                                    50,650             (25,000)                 (65,099)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      (Increase) Decrease in Other Assets                                       (7,432)                133                  (11,768)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Decrease in Bank Overdraft                                                     -            (119,514)                       -
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Increase (Decrease) in Accounts Payable                                  111,236             (99,739)                 285,172
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Increase (Decrease) in Accrued Expenses                                  243,212              50,933                  326,088
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                       (1,274,052)         (1,892,889)             (11,173,599)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Sale of Marketable Securities                                                  -                   -                3,285,625
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Purchases of Marketable Securities                                             -                   -               (3,908,281)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Purchases of Property and Equipment                                      (13,197)            (55,625)                (609,974)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Proceeds from Sale of Property and Equipment, Net                              -             106,241                   80,828
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Patent Costs                                                              (7,693)             (1,402)                 (46,932)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                          (20,890)             49,214               (1,198,734)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Cash Flow from Financing Activities:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Sales of Common Stock                                                  1,025,000           1,600,000               11,246,226
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Expenses of Stock Offering                                                (5,736)           (100,000)              (1,681,586)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Exercise of stock options                                                  1,015                   -                    1,015
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Payment of Loan to Parent                                                      -                   -               (1,917,057)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Proceeds of Loan by Parent                                                     -                   -                1,634,762
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Proceeds of Loan Payable - Parent                                              -           1,464,811                4,715,067
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Payment of Loan Payable - Parent                                               -                   -               (1,299,782)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Proceeds of Capital Leases                                                     -                   -                  101,572
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Payments of Capital Leases                                                     -                   -                 (105,293)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Proceeds of Brokerage Loan Payable                                             -                   -                2,674,683
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Payments of Brokerage Loan Payable                                             -                   -               (2,674,683)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                    1,020,279           2,964,811               12,694,924
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------



                                       4
The accompanying notes are an integral part of the financial statments.

                         LIFEPOINT, INC.
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                 (A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                     STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                            (Unaudited)
                            (Continued)

                                                                                                                    From
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 October 8, 1992
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                 For the Nine Months Ended                       (Inception) to
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                       December 31                                 December 31
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                           1998                1997                   1998
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                              (274,663)           1,121,136                  322,591
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents - Beginning of Period                                597,254                   -                        -
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------===================--==================---======================
Cash and Cash Equivalents - End of Period                                    $ 322,591         $ 1,121,136                $ 322,591
--------------------------------------------------------------------===================--==================---======================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Information:
------------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------===================--==================---======================
      Cash Paid for Interest                                                       $ -               $ 956                $ 192,046
--------------------------------------------------------------------===================--==================---======================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Noncash Operating Activities:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Value of Common Stock Issued (Returned) and
------------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------===================--==================---======================
        Additional Paid-in Capital for Consulting Services                      53,340                   -                  203,340
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
--------------------------------------------------------------------===================--==================---======================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Noncash Financing Activities:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Value of Common Stock Issued and Additional
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
        Paid-in Capital for the Transfer of Assets from
------------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------===================--==================---======================
        Parent                                                                       -             344,000                  781,060
--------------------------------------------------------------------===================--==================---======================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Value of Common Stock Issued to Parent and
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
        Additional Paid-in Capital for the Forgiveness of
------------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------===================--==================---======================
        Debt                                                                         -           3,082,944                3,160,502
--------------------------------------------------------------------===================--==================---======================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
      Value of Warrants issued and to be Issued for
------------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------===================--==================---======================
        Consulting Services                                                    348,460                   -                  348,460
--------------------------------------------------------------------===================--==================---======================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------


                                       5
The accompanying notes are an integral part of the financial statments.

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Unaudited)


NOTE 1  - Basis of Presentation

             In the opinion of LifePoint, Inc. (the 'Company'), the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments except as disclosed below) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company. This Report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the 'Annual Report').
         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (FASB No. 128), which is effective for annual and interim periods ending after December 15, 1997. FASB No. 128 replaced the previously required primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously required fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to FASB No. 128. There were no adjustments necessary to net loss in calculating the income available to common stockholders after assumed conversions of stock options and warrants that are considered to be dilutive. The adjusted weighted average shares to give effect for the assumed conversion of dilutive stock options and warrants is presented on the Statements of Operations.

NOTE 2. - Continuing Operations and Liquidity

             The Company has historically incurred recurring operating losses due to the fact that it is still a development stage enterprise incurring research and development expenses and deriving no revenues and has experienced an ongoing deficiency in working capital. The Company financed its operations during the quarter ended June 30, 1998 from the remainder of the net proceeds of $1,434,000 realized from a private placement in November and December 1997 pursuant to Regulation D under the Securities Act of 1993, as amended (the 'Securities Act'), which sold 3,200,000 shares of the Company's Common Stock, $.001 par value (the 'Common Stock'), at $0.50 per share or an aggregate purchase price of $1,600,000. Recognizing that such financing would only furnish sufficient working capital through July 1998, the Company initiated a second private placement in July 1998 pursuant to Regulation D under the Securities

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Unaudited)
                                   (Continued)

NOTE 2. - Continuing Operations and Liquidity (Continued)

Act, with a minimum of 1,000,000 shares and a maximum of 5,000,000 shares of the Common Stock at $1.00 per share. The Company closed on the minimum of 1,000,000 shares on July 17, 1998 and, on August 26, 1998, the Company sold an additional 25,000 shares of the Common Stock, or an aggregate of 1,025,000 shares of the Common Stock offered pursuant to the second private placement. The offering of a minimum of 1,000,000 and a maximum of 5,000,000 shares of the Common Stock expired by its terms on October 14, 1998  without any  additional  shares  being sold.
           On December 15, 1998, the Company initiated a third private placement pursuant to Regulation D under the Securities Act, with a minimum of 25,000 shares and a maximum of 600,000 shares of the Series A 10% Cumulative Convertible Preferred Stock, $.001 par value (the 'Series A Preferred Stock'), at $10.00 per share. The Series A Preferred Stock is convertible into shares of the Common Stock on the basis of 20 shares of the Common Stock for each share of the Preferred Stock. The security will accrue a semi-annual dividend of $0.50 per share payable in cash or shares of the Common Stock at the Company's option. The Company closed on the entire 600,000 shares on January 21, 1999. The approximately $5,400,000 in net proceeds the Company received provides the funds that, in management's opinion, will allow the Company to develop a working prototype of its drugs of abuse and alcohol testing system using saliva as the testing medium.
           The Company will require additional capital to continue the research and development and ultimate manufacture and marketing of its product. The Company estimates that, in addition to the approximately $5,000,000 needed to complete the prototype of its first product, the Company will need an additional $8,000,000 to bring the product to market. As a result of its continuing operational losses and its continuing capital requirements at March 31, 1998, there was raised substantial doubt about the Company's ability to continue as a going concern. The financial statements in this Report do not include any adjustments to reflect the possible future effects, if any, on the recoverability and classification of assets on the amounts and classification of liabilities that may result from the outcome of this uncertainty. Although the Company's fund raising efforts will now cease temporarily, the Company will need to

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Unaudited)
                                   (Continued)

NOTE 2. - Continuing Operations and Liquidity (Continued)

continue to pursue parallel paths for the additional funding needed: private placements, strategic partnering and a possible public offering. There can be no assurance that any of these additional sources of financing will be available and, in such event, the Company will not be able to complete its research and development on a timely basis.

NOTE 3  - Property and Equipment

           Property and equipment is summarized as follows:
                                                               December 31,         March 31,
                                                                   1998                1998
                                                             -----------------     -------------

           Furniture and Fixtures                                 $ 300,699            $287,502
           Test Equipment                                           425,768             425,768
           Leasehold Improvements                                   209,155             209,155
                                                             -----  -------       ----  -------
                                                                    935,622             922,425
           Less:  Accumulated Depreciation                          763,879             636,237
                                                             -----  -------       ----  -------
                                                                  $ 171,743            $286,188
                                                                  =========            ========



NOTE 4 - Commitments and Contingencies
           In June 1995, the License Agreement with the Department of the Navy then held by Substance Abuse Technologies, Inc. ('SAT'), the Company's then parent, was renegotiated and amended to provide for minimum annual royalties of $100,000 per year commencing October 1, 1995 and terminating September 30, 2005. Additional royalties will be paid pursuant to a schedule based upon sales of products. Through March 31, 1997, the Company sub-licensed this Agreement from its then parent and, accordingly, had obligations to its then parent for the royalty payments required by the License Agreement. This license was transferred from SAT to the Company effective with the sale of SAT's majority ownership of the Common Stock on October 29, 1997. The Navy settled all past liabilities for the transferred license for $10,000.
           On March 3, 1998, the license from the Navy was expanded to an exclusive, worldwide license for all saliva diagnostics. The terms of the license expansion are currently being negotiated.

                                 LIFEPOINT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Unaudited)
                                   (Continued)


NOTE 5 - Stockholders' Equity

         During the quarter ended December 31, 1998, the Company issued a 5-year warrant to purchase 50,000 shares of the Common Stock at $1.08 per share to Ira
J. Mitchell as a finder's fee for $500,000 of the $1,000,000 raised during the Company's second private placement in July 1998. Additionally, the Company issued a 5-year warrant to purchase 250,000 shares of the Common Stock at $1.15 per share, based on the closing price on December 3, 1998, to Burrill & Company for its work in helping the Company to establish multiple partnering agreements in the life sciences area. As of December 31, 1998, there were warrants outstanding to purchase 2,616,741 shares of the Common Stock.
             The LifePoint, Inc. 1997 Stock Option Plan (the 'Plan'), as adopted by the Board of Directors of the Company on August 14, 1997 and amended on June 5, 1998, now provides for the granting of options to purchase an aggregate of 2,000,000 shares (originally 1,000,000 shares) of the Common Stock. Stockholders' approval of the Plan was obtained at the Annual Meeting of Stockholders on August 13, 1998. Options granted under the Plan may either be incentive stock options designed to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory or non-qualified stock options not intended to satisfy such requirements. The exercise price per share for incentive stock options will not be less than 100% of the fair market value per share of the Common Stock on the grant date. For non-statutory or non-qualified stock options, the exercise price per share may not be less than 85% of such fair market value. No option may have a term in excess of ten years.
             During the quarter ended December 31, 1998, no options were granted pursuant to the Plan. As of December 31, 1998, there were options to purchase 833,333 shares held by a total of 11 employees pursuant to the Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General.

         The Company was incorporated on October 8, 1992 under the laws of the State of Delaware as a wholly owned subsidiary of SAT. Effective January 1, 1993, SAT sublicensed or transferred to the Company certain rights or assets to develop drug testing products in exchange for 3,500,000 shares of the Common Stock. In October 1993, the Company had a public offering of the Common Stock in which an aggregate of 1,721,900 shares was sold. As of September 30, 1997, SAT owned 5,575,306 shares of the Common Stock or 76.4% of the 7,297,206 shares of the Common Stock then outstanding. From its inception until October 31, 1997, the Company was a subsidiary of SAT or otherwise under its control. SAT ceased providing advances to the Company in August 1997 as a result of its inability to secure financing for its own programs. On September 10, 1997, SAT filed a petition under Chapter 11 of the Federal Bankruptcy Code. The Company temporarily suspended its product development activities on September 19, 1997, but did not file for bankruptcy. The Company was able to resume such activities on October 27, 1997 as a result of a loan by an unaffiliated party. On October 29, 1997, the majority ownership of the Company was transferred from SAT to Meadow Lane Partners, LLC. The Company is now completely independent from SAT.

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

         The Company's management at the time of the private placement estimated that the net proceeds from the private placement would enable the Company to continue its operations, at the reduced level, through July 1998. Management had actively pursued during 1998, on a parallel basis, venture capital, strategic partnering, and/or a private placement for all or part of the required funding.

         However, because management recognized that it may have taken beyond July to implement one of these long term financing possibilities, in July 1998, management implemented a private placement of $1,000,000 to $5,000,000 in an effort to enable the Company to continue its operations, including research and development of its product, until one of these long term financing programs could be
successfully  implemented.   The  Company  received  the  minimum  of
$1,000,000 on July 16, 1998 and, on August 26, 1998, the Company sold an additional 25,000 shares of the Common Stock, or an aggregate of 1,025,000 shares of the Common Stock offered pursuant to this second private placement. The offering of a minimum of 1,000,000 and a maximum of 5,000,000 shares of the Common Stock expired by its terms on October 14, 1998 without any additional shares being sold.

         On December 15, 1998 the Company initiated a third private placement pursuant to Regulation D under the Securities Act, with a minimum of 25,000 shares and a maximum of 600,000 shares of the Series A Preferred Stock at $10.00 per share. The Series A Preferred Stock is convertible into shares of the Common Stock on the basis of 20 shares of the Common Stock for each share of the Preferred Stock. The security is accruing a semi-annual dividend of $0.50 per share payable in cash or shares of the Common Stock at the Company's option. The Company closed on the entire 600,000 shares on January 21, 1999. The approximately $5,400,000 in net proceeds the Company received provides the funds that, in management's opinion, will allow the Company to develop a working prototype of its drugs of abuse and alcohol testing system using saliva as the test medium.

         The Company will require additional capital to continue the research, development and ultimate manufacture and marketing of its product. The Company estimates that, in addition to the approximately $5,000,000 needed to complete the prototype of its first product, the Company will need an additional $8,000,000 to bring the product to market, and that the product is not expected to be launched until the third quarter of 2000 at the earliest. Management will need to reinitiate funding efforts in the future and will continue to parallel path an additional private placement, strategic partnering and a public offering.

         The Company's management has also been exploring the possibility of obtaining a strategic partner for the Company. To this end, the Company has an agreement with Burrill & Company ('Burrill'), a San Francisco-based merchant bank focused exclusively on servicing life science companies. Burrill assists its portfolio companies in maximizing their value through various strategic partnering relationships. Burrill had been engaged to introduce LifePoint to potential partners with an on-going interest in saliva-based diagnostics or point-of-care diagnostics and which might be otherwise interested in partnering with or acquiring LifePoint at an early stage. Burrill has advised the Company that the process to ascertain and close with a strategic partner may take five months or more. In addition, management believes that a potential marketing partner could be obtained on more acceptable terms when there is a working prototype for the instrument and the disposables and certain clinical data are obtained. Management currently anticipates that the prototype will be completed by the first quarter of 2000 at the earliest.

         Management had initially believed that one likely source for the additional funding would have been an investment by a venture capital investor or investors. Any such investment would have been likely to dilute substantially the stock interest of the current stockholders. In addition, to make the investment more attractive to potential venture capital investors, the Company may have had to transfer its operations to a private subsidiary in which such investor or investors could have invested. This is because venture capital investors generally prefer the vehicle of an initial public offering as their 'out' strategy rather then investment in the Company by a venture capital investor to be likely source of funding at this time.

         Management has also pursued the possibility of an underwritten public offering and has received expressions of interest from several well-known small national and large regional firms. These firms have suggested, however, that the Company wait to conduct such an offering until the working prototype is completed (the first quarter of 2000 at the earliest). There can be assurance that stock market conditions would be receptive to a public offering by the Company at that timer. In addition, competitive conditions in the substance abuse testing industry at that time may make the Company less attractive to potential public investors.

         Having successfully consummated three private placements pursuant to Regulation D under the Securities Act since December 1997, the Company may seek to raise the additional financing through this method. As with a public offering, there can be no assurance that potential investors would be receptive to a private placement by the Company at that time, either because of general stock market condition or conditions generally in the substance abuse technology industry.

         There can be no assurance that the Company will be successful in securing financing, whether through a strategic partner, a public offering or a private placement.

         The Company has applied for three small business grants from the National Institute of Health, in conjunction with Cedars Sinai Medical Center. If the Company was to receive all three grants, the Company may receive up to $3,000,000 in additional funding. However, there can be no assurance that the Company will receive any of these grants.

         If all of the Common Stock purchase warrants and stock options which were outstanding on December 31, 1998 were exercised, the Company would realize $2,207,538 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

Results of Operations

Three Months Ended December 31, 1998 vs. December 31, 1997

         During the quarter ended December 31, 1998, the Company incurred $259,924 for research and development and an additional $536,557 for general and administrative expenses, as compared with $150,702 and $236,488, respectively, during the three months ended December 31, 1997. The higher research and development and general and administrative expenditures in the 1998 period were due to the fact that, during the same period in December 1997, the Company ceased the product development program and, as a result, had significantly reduced expenditures for that period of time. Additionally, the general and administrative expenses for the three months ended December 31, 1998 included a non-cash charge of approximately $174,000 for the grant of stock and warrants to a financial consultant and an investor relations firm.

         The Company's net loss during the quarter ended December 31, 1998 was $816,880 as compared with the net loss of $629,627 for the quarter ended December 31, 1997. The increase of $187,253 or 29.7% was due to the reasons described in the preceding paragraph.

         From inception on October 8, 1992 to December 31, 1998, the Company has incurred $6,537,218 for research and development and $3,778,596 for general and administrative expenses. Management fees paid to SAT aggregated $2,089,838 during such period.

Nine Months Ended December 31, 1998 vs. December 31, 1997

         During the nine months ended December 31, 1998, the Company incurred $818,117 for research and development and an additional $1,194,048 for general and administrative expenses, as compared with $851,376 and $407,022, respectively, during the nine months ended December 31, 1997. The general and administrative expenses for the nine months ended December 31, 1998 are higher because, during the same period in 1997, significant general and administrative expenses were paid to SAT as a management fee and these expenses are now incurred directly by the Company. During the nine months ended December 31, 1997, an additional $409,838 was paid to SAT as the management fee. The research and development expenses for the three months ended December 31, 1998 were higher than those in the same period during 1997 due to the fact that during the same period in December 1997 the Company ceased the product development program.

The Company's net loss during the nine months ended December 31, 1998 was $2,112,946 as compared with $2,050,694 during the nine months ended December 31, 1999. The increase of $62,252 or 3.0% was due to the reasons described in the preceding paragraph. Because management does not anticipate that the Company will commence marketing until the third quarter of 2000 at the earliest, management anticipates that operating losses will continue through that date or longer.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         Not applicable.

                                     PART II
                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

(a)      Not applicable.

         (b) On January 19, 1999, the Company filed an amendment to its Certificate of Incorporation creating a new class of capital stock consisting of 3,000,000 shares of Preferred Stock, $.001 par value (the 'Preferred Stock'), and designated 600,000 shares of the Preferred Stock as the Series A 10% Cumulative Convertible Preferred Stock (the 'Series A Preferred Stock'). A copy of the Amendment is filed as Exhibit A to this Report and is incorporated herein by this reference. The Board of Directors of the Company is authorized by the Amendment to designate the remaining series of the Preferred Stock, to determine the number of shares of the Preferred Stock in each series and to fix the powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof. Shares of the Series A Preferred Stock which have been redeemed, converted or otherwise acquired by the Company, upon compliance by the Company with the provisions of the General Corporation Law of the State of Delaware (the 'GCL'), have the status of authorized and unissued shares of the Preferred Stock not constituting part of any series of the Preferred Stock, unless the Board of Directors elects by resolution to retain the shares of the Series A Preferred Stock as treasury shares or to retire the same and reduce the capital of the Company in accordance with the GCL.

         The Series A Preferred Stock has priority over the Company's Common Stock, $.001 par value (the 'Common Stock'), with respect to dividends, redemption and liquidation or other winding up of the Company, as well as over any other series of the Preferred Stock that may be created by the Board in the future. Certain of its rights and privileges are described in the succeeding nine subsections:

                  (i)      Dividends.

                  The holders of shares of the Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors of the Company, out of the funds of the Company legally available therefor, cumulative dividends at the annual rate of $1.00 per share payable semiannually, commencing on July 1, 1999, and thereafter on January 2 and July 1 of each year. Dividends began to accrue on the 600,000 shares of the Series A Preferred Stock on January 21, 1999. See section (c) of this Item 2. The dividends, at the option of the Company, are payable in cash or in the form of shares of the Common Stock, the shares to be valued at the Average Market Price (as defined) over a 20-trading-day period. Because of the priority with respect to dividends of the Series A Preferred Stock, the foregoing dividend provision is another reason why dividends on the Common Stock are unlikely to be paid in the foreseeable future. However, because of the Company's continuing losses and the need for funds to pay for the Company's product development program, payment of dividends on the Common Stock was not contemplated in any event.

                  (ii)     Conversion.

                  The shares of the Series A Preferred Stock are convertible at any time into shares of the Common Stock at the conversion price of $.50 per share based on a stated value of $10.00 per share of the Series A Preferred Stock. Thus, one share of the Series A Preferred Stock would convert into 20 shares of the Common Stock. If all 600,000 shares of the Series A Preferred Stock were converted, an aggregate of 12,000,000 shares of the Common Stock would be issued. Simultaneously with the issuance of shares of the Common Stock upon conversion, the Company is obligated to pay accrued but unpaid dividends, if any. The number of shares of the Common Stock issuable upon conversion and the conversion price will be adjusted in the event of a stock dividend, a stock split, a reorganization, a recapitalization, or a combination or subdivision of the Common Stock or a similar event. Because, as of February 11, 1999, there were 11,818,403 shares of the Common Stock outstanding, conversion of all of the outstanding shares of the Series A Preferred Stock would more than double the number of shares of the Common Stock outstanding, thereby substantially diluting the interests of the current stockholders.

                  (iii)    Optional Redemption.

                  The Company may at any time on or after July 1, 1999, upon not less than 30 nor more than 60 days' notice, redeem the Series A Preferred Stock at $10.00 per share plus accrued but unpaid dividends. The Company may, at its option, pay the redemption price in cash or in shares of the Common Stock (the number of shares being computed on the basis of the Average Market Value of the Common Stock during the 20-trading-day period preceding the date of notice of redemption). As an alternative to accepting the optional redemption payment, whether in cash or in shares of the Common Stock, the holder may convert his, her or its shares of the Series A Preferred Stock into shares of the Common Stock as provided in the preceding paragraph.

                  (iv)     Mandatory Redemption.

                  In the event that the Average Market Price of the Common Stock for any 30-day period is $4.00 or more, the Company shall call the Series A Preferred Stock for redemption, the redemption to be effected as if the holders converted as provided in the second preceding subsection.

                  (v)      Voting Rights.

                  The holders of the Series A Preferred Stock have one vote per share to vote with the holders of the Common Stock on the election of directors and all other matters submitted to a vote of the holders of the Common Stock except where the holders of the Series A Preferred Stock have the right to vote separately as a class. In addition, the holders of the Series A Preferred Stock may, voting separately as a class, elect one director if the Company defaults in paying three consecutive semiannual dividend payments. The holders may also vote separately as a class where provided by Delaware law, as, for example, where an Amendment to the Company's Certificate of Incorporation would adversely affect their rights and privileges, or where their consent is requested by the Company (the votes of the holders of at least 66 2/3% of the outstanding shares being necessary to consent).

                  (vi)     Liquidation or Dissolution.

                  Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each holder of the shares of the Series A Preferred Stock will be entitled to receive out of the assets of the Company available for distribution to stockholders an amount equal to $10.00 per share before any payments or distributions will be made on the Common Stock or any other series of the Preferred Stock hereafter authorized and issued. Each holder will also receive, as a preferential payment, a sum equal to all accrued but unpaid dividends, if any. After payment in cash in full to the holders of the shares of the Series A Preferred Stock of these preferential amounts such holders will have no right or claim to any of the remaining assets of the Company.

                  A merger or consolidation of the Company in which it is not the survivor will not be deemed a liquidation, dissolution or winding up of the Company, provided that the provision for the exchange of the shares of the Series A Preferred Stock and for the payment of accrued but unpaid dividends thereon is made with the approval of the holders of at least 66 2/3% of the then outstanding shares of the Series A Preferred Stock. If such approval is obtained, such provision will be binding on the remaining holders. Otherwise such merger or consolidation will be deemed a liquidation of the Company.

                  (vii)    Indebtedness Limitation.

                  The Company has agreed that, until the working prototype for its saliva based testing product for drugs of abuse and alcohol is completed (currently estimated to be January 2000 at the earliest), it will not, without the consent of the holders of at least 66 2/3% of the then outstanding share of the Series A Preferred Stock, incur indebtedness, other than the anticipated up to $2,000,000 in indebtedness at any time outstanding incurred in connection with the purchasing or leasing of manufacturing, research and office equipment and facilities. This restriction terminates if the General Conference of Seventh-day Adventists, which is the holder of 225,000 shares of the Series A Preferred Stock and the largest non-affiliated holder of shares of the Common Stock (1,035,000 shares as of February 11, 1999), does not exercise its right of first refusal, granted to it in connection with the sale of the Series A Preferred Stock (see section (c) of this Item 2), as to a proposal for new equity financing.

                  (viii)   Other Required Consents.

                  The Company may not, without the consent of the holders of at least 66 2/3% of the outstanding shares of the Series A Preferred Stock, merge or consolidate with another corporation or corporations if the Company is not the survivor. Such consent is also necessary before the Company may amend its Certificate of Incorporation in a manner which would alter or change the preferences, special rights or powers given to the shares of the Series A Preferred Stock so as to affect such holders adversely or to authorize or create a class or series of stock having any preference or priority which is pari passi or superior to the shares of the Series A Preferred Stock.

         (c)      Recent Sales of Unregistered Securities

                  (i)      Private Placement

                  (1) On January 21, 1999, which date was subsequent to the end of the period for which this Report is filed, the Company sold 600,000 shares of the Series A Preferred Stock, which was the maximum number of shares to be offered pursuant to this private placement.

                  (2) There were no underwriters for this private placement. The shares of the Series A Preferred Stock were offered and sold to persons who were accredited investors as such term is defined in Rule 501(a) under the Securities Act.

                  (3) The shares of the Series A Preferred Stock were sold for $10.00 per share or an aggregate purchase price of $6,000,000. There were no underwriting discounts or commissions; however, the Company paid as finder's fees an aggregate of $592,078 (including $420,457 to Jonathan J. Pallin, a director of the Company who also serves as a financial consultant) and issued to finders Common Stock purchase warrants expiring January 20, 2004 to purchase an aggregate of 447,000 shares of the Common Stock at $2.41 per share.

                  (4) The Company claims that the sales were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D thereunder, the sales constituting a transaction by an issuer not involving any public offering. The purchasers were all accredited investors, each of whom or which gave an investment representation.

                  (5) The shares of the Series A Preferred Stock are, as indicated in Item 2(b)(ii) to this Report, convertible into shares of the Common Stock at a conversion price of $.50 based on a stated value of $10.00 per share of the Series A Preferred Stock. Accordingly, one share of the Series A Preferred Stock is convertible into 20 shares of the Common Stock.

                  (ii)     Finder's Warrants

                  (1) On January 21, 1999, which date was subsequent to the end of the period for which this Report is filed, the Company issued Common Stock purchase warrants (the 'Finder's Warrants') to purchase an aggregate of 447,000 shares of the Common Stock. Each Finder's Warrant expires January 20, 2004 and has an exercise price of $2.41 per share.

                  (2) There were no underwriters for the grants of the Finder's Warrants, which were granted as finder's fees in connection with the placement described in paragraph (c)(i) of this Item 2, to two persons and seven entities.

                  (3) None of the Finder's Warrants were sold for cash, the consideration therefor being a finder's fee for obtaining subscriptions in private placement described in paragraph (c)(i) of this Item 12 and there were no underwriting discounts or commissions.

                  (4) The Company claims that each of the grants of a Finder's Warrant was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof, each grant constituting a transaction by an issuer not involving a public offering.

         (d)      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         On January 7, 1999, which date was subsequent to the end of the period for which this Report is filed, Jonathan J. Pallin, a director and then the Chairman of the Board of the Company and the holder of 4,325,306 shares of the Common Stock, Herman Sandler, the holder of 1,250,000 shares of the Common Stock, Peter S. Gold, a director of the Company and the holder of 700,000 shares of the Common Stock, and Paul Sandler, a director of the Company and the holder of 200,000 shares of the Common Stock, consented, pursuant to Section 228(a) of the GCL, to the adoption of the Certificate of Amendment to the Company's Certificate of Incorporation described in Item 2(b) to this Report. Because such 6,475,306 shares constituted more than 50% of the then outstanding 11,791,320 shares of the Common Stock, the Company had obtained the necessary consents to filing the Certificate of Amendment pursuant to Section 242 of the GCL. Pursuant to Section 228(d) of the GCL, the Company then caused the Transfer Agent for the Common Stock to mail a notice to the other stockholders of record on January 7, 1999. Having complied with the GCL provisions for consent in lieu of a stockholders' meeting, the Company filed the Certificate of Amendment on January 19, 1999.

Item 5.  Other Information.

         As indicated in Item 2(b) (vii) to this Report, General Conference of Seventh-day Adventists acquired 225,000 shares of the Series A Preferred Stock, which means that prior to conversion, as of February 11, 1999, it would have 1,260,000 (including its 1,035,000 shares of the Common Stock) of the 12,043,403 votes on the election of directors or 10.5% thereof. However, if all 600,000 shares of the

Series A Preferred Stock were converted into 12,000,000 shares of the Common Stock, it would have 5,535,000 of the 23,818,403 votes on the election of directors or 23.2%. If only this stockholder converted its 225,000 shares of the Series A Preferred Stock into 4,500,000 shares of the Common Stock, it would have 5,535,000 of the 16,693,403 votes on the election of directors or 33.2% thereof. [All of the foregoing calculations are based on the assumption that no outstanding options or Common Stock purchase warrants are exercised.

         Despite this increase in the voting power of General Conference Corporation of Seventh-day Adventists, management does not believe that its acquisition of shares of the Series A Preferred Stock constituted a change in control because this stockholder reported that it acquired all of its shares for investment purposes only and not for the purpose of taking control over the Company. In addition, this stockholder has made no request for any Board representation or otherwise to participate in the management functions of the Company and has always expressed its support for current management.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

              Number                Exhibits

                  A                 Copy of Amendment to the Company's Certificate of Incorporation as filed in the State of
                                    Delaware on January 19, 1999.

                  B                 Copy of Fifth  Amendment  dated  August  18,
                                    1998 to lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now
                                    The Realty Trust) as landlord and SAT (now the Company) as tenant, which lease was filed as an exhibit to SAT's Annual Report on Form 10-K for the fiscal year ended March
                                    31, 1996 and is incorporated herein by this reference.

                  C                 Copy of Agreement dated December 1, 1998 between Burrill & Company and the Company.

(b)      Reports on Form 8-K

              There were no Reports on Form 8-K filed during the quarter for which this Report is filed.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

                                                                 LIFEPOINT, INC.
                                                                    (Registrant)


     Date:    February 12, 1999                  By       /s/ Linda H. Masterson
                                               ---------------------------------
                                                              Linda H. Masterson
                                           President and Chief Executive Officer

                                 LIFEPOINT, INC.
                          Index to Exhibits Filed With
                          Quarterly Report on Form 10-Q
                     for the Quarter Ended December 31, 1998



Number                   Exhibit                                                               Page

           A             Copy of amendment to the Company's Certificate of Incorporation       E-2
                         as filed in the State of Delaware on January 19, 1999.


           B             Copy of Fifth  Amendment dated August 18, 1998 to Lease               E-17
                         dated    March  18,  1991,  by and  between  Rancho
                         Cucamonga  Business  Park  (now the  Realty  Trust)  as
                         landlord and SAT (now the Company) as tenant.

           C             Copy of Agreement dated December 1, 1998 between                      E-18
                         Burrill & Company and the Company.


                                                                       Exhibit A

            CERTIFICATE OF AMENDMENT OF CERTIFICATE OF INCORPORATION
                                       OF
                                 LIFEPOINT, INC.

It is hereby certified that:

     1. The name of the corporation (hereinafter called the 'Corporation') is LifePoint, Inc.

     2. The certificate of incorporation of the Corporation is hereby amended by striking out Article FOURTH thereof and by substituting in lieu of said Article the following new Article:

     'FOURTH: A. The total number of shares of stock (hereinafter referred to as the 'Capital Stock') which the Corporation shall have authority to issue is 53,000,000, all of which shares shall have the par value of $.001 per share, and the Capital Stock shall be divided into two classes:

     1.   3,000,000 of the shares shall be Preferred Stock.

     2.   50,000,000 of the shares shall be Common Stock.

     B. The relative rights, powers, privileges, preferences, participations, qualifications, limitations and restrictions of the classes of the Capital Stock are as follows:

     1.   Series A 10% Cumulative Convertible Preferred Stock

          (a)      Designation of Series.   Of the 3,000,000 shares of the
Preferred Stock of various series that the Corporation shall be authorized to issue, 600,000 shares shall be available for issuance as the initial series of the Preferred Stock of the Corporation with the designation 'Series A 10% Cumulative Convertible Preferred Stock' (hereinafter called the 'Series A Preferred Stock'), which the Corporation shall be entitled to issue with the relative powers, rights, preferences and limitations hereinafter set forth in subparagraphs Fourth B.1(b) to (i) hereof.

          (b)      Priority.   The Series A Preferred Stock shall, to the extent
of its relative rights, powers and preferences as hereinafter set forth, be senior to any and all classes and series of the Capital Stock now or hereafter created by the Corporation, including, without limitation, the other series of the Preferred Stock and the Common Stock.

     (c) Dividends. The holders of shares of the Series A Preferred Stock shall be entitled, when and as declared by the Board of Directors, out of the funds of the Corporation legally available therefor, cumulative dividends at the rate of $1.00 per annum per share of the Series A Preferred Stock, in accordance with the provisions of this subparagraph Fourth B.1(c) Such dividends shall be prior and in preference to any declaration or payment of any dividend or any distribution (as hereinafter defined in subparagraph Fourth B.1 (c) (vii) hereof) on shares of the Common Stock, or any other class or series of the Capital Stock (including any other series of the Preferred Stock) ranking junior to the Series A Preferred Stock upon liquidation, upon redemption or as to dividends (the Common Stock and such other class or series of the Capital Stock hereinafter collectively referred to as the 'Junior Stock').

     (i) Payment. Dividends on the Series A Preferred Stock shall be cumulative and shall accrue on each share of the Series A Preferred Stock (whether or not earned or declared) from day to day from the date of original issuance (but not earlier than the Subsequent Offering Termination Date as such term is defined in the Corporation's Confidential Private Placement Memorandum dated as of December 15, 1998). Dividends shall be payable semiannually, in arrears, on the first day of January and July of each year commencing on July 1, 1999, unless any such date is a non-Business Day, in which event the dividend shall be payable on the next Business Day. Dividends for any period that is less than six full calendar months shall be pro-rated based upon a 365-day-year. The Corporation shall not declare or pay the scheduled dividend for any semiannual period unless the Corporation has sufficient funds legally available for such purpose.

     (ii) Record Date. When the Board of Directors declares a semiannual dividend, the dividend shall be payable to the holders of record of the Series A Preferred Stock on the 15th day of the month (if a Business Day; if not, on the next Business Day) immediately preceding the respective dividend payment date or on such other record date as shall be fixed by the Board of Directors, provided that the record date shall not be more than 60 or less than 10 days prior to the dividend payment date.
     (iii) Payment Form. At its option, the Corporation may pay a dividend in cash or in the form of shares of the Common Stock on the basis of the Average Market Price (as hereinafter defined in this subparagraph Fourth B.1 (c) (iii)) of the Common Stock for the 20 trading days immediately preceding the record date for such dividend. For purposes of this subparagraph Fourth B.1(c)(iii), the Average Market Price for a 20-trading-day period shall be determined as follows: (1) if the Common Stock shall then be listed on a national securities exchange or on The Nasdaq Stock Market, Inc. (hereinafter referred to as 'Nasdaq'), whether the National Market System or the SmallCap Market, the Average Market Price shall mean the average of the closing sale prices on the exchange or quoted for Nasdaq for each trading day during such 20-trading-day period or (2) if the Common Stock shall not then be listed on an exchange or quoted on Nasdaq, the Average Market Price shall mean the average of the bid and asked prices for the Common Stock in the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (hereinafter referred to as the 'NASD'), if so quoted, or, if not so quoted, in the pink sheets as reported by the National Quotation Bureau, Inc., or other organization performing similar functions in the over-the-counter market, for each trading day during such 20-trading-day period.

     (iv) Accrued and Unpaid Dividends. Except as set forth in subparagraph Fourth B.2 (c) (v) hereof or except as may be waived by the holders of not less than 66 2/3% of the then outstanding shares of the Series A Preferred Stock, so long as any shares of the Series A Preferred Stock shall be outstanding and unless and until all accumulated but unpaid dividends on the Series A Preferred Stock shall have been paid or provided for, then (1) no dividends shall be paid, whether in cash or property, nor shall any distribution be made, on the Junior Stock (other than dividends or distributions on the Common Stock in shares of the Capital Stock of the Corporation or subscription rights, options or warrants to subscribe for or purchase shares of any such Capital Stock); (2) no shares of the Junior Stock shall be redeemed, purchased or otherwise acquired for any consideration by the Corporation (except by conversion into, or exchange for, shares of the Junior Stock); and (3) the Corporation shall not distribute to the holders of the Junior Stock any assets upon liquidation, dissolution or winding up of the Corporation.

     (v) Partial Payment.  Notwithstanding the provisions of subparagraph Fourth
B.1 (c) (iv) hereof, the Board of Directors may declare the payment of a dividend on the Series A Preferred Stock in an amount less than all accumulated but unpaid dividends thereon provided that the Corporation has sufficient funds legally available for such purpose.

     (vi) Interest. If the dividends on any shares of the Series A Preferred Stock shall be in arrears, the holders thereof shall not be entitled to any interest thereon or any other sum of money in lieu thereof.

     (vii) Definition of Distribution.  For purposes of this subparagraph Fourth
B.1 (c), unless the context otherwise requires, 'distribution' shall mean the transfer of cash or property without consideration, whether by way of dividend or otherwise, payable other than in shares of the Capital Stock (other than redemptions as set forth in subparagraph Fourth B.1 (d) hereof or repurchases of shares of the Common Stock held by employees or consultants of the Corporation upon termination of their employment or services pursuant to agreements providing for such repurchase) for cash or property, including any such transfer, purchase or redemption by a subsidiary of the Corporation.

     (d)      Redemptions.

     (i) Optional Redemption. The Corporation may, but shall not be obligated to, redeem, in whole or in part (but only in multiples of 500 shares unless the holder owns less than 500 shares), shares of the Series A Preferred Stock at any time on or after July 1, 1999 at a redemption price of $10.00 per share, plus all accrued but unpaid dividends to the date of redemption (hereinafter referred to as the 'Optional Redemption Date') designated in the Notice of Redemption (as hereinafter defined in subparagraph Fourth B.1 (d) (v) hereof), payable in the Board's discretion in cash or in the form of shares of the Common Stock on the basis of the Average Market Price of the Common Stock for the 20 trading days immediately preceding the date of the Notice of Redemption, the Average Market Price being determined pursuant to subparagraph Fourth B.1 (c) (iii) hereof in the same manner as for a dividend in shares of the Common Stock. Each Notice of Redemption shall be mailed, not less than 30 nor more than 60 days prior to the Optional Redemption Date, to each holder of record of the shares of the Series A Preferred Stock to be redeemed at his, her or its address as it appears in the records of the Corporation. Payment of the accrued but unpaid dividends shall be made in the manner provided in subparagraph Fourth B.1 (c) (iii) hereof.

     (ii) Partial Optional Redemption. To the extent that less than all of the outstanding shares of the Series A Preferred Stock are to be redeemed pursuant to subparagraph Fourth B.1 (d) (i) hereof, then the following provisions shall be applicable:

(1) The number of shares to be redeemed shall be determined by the Board of Directors of the Corporation and, if the shares of the Series A Preferred Stock are held by more than one stockholder on the Optional Redemption Date, the Corporation shall redeem from each stockholder a pro rata number of shares which, for each stockholder, shall be calculated by multiplying
     (a) the total number of shares of the Series A Preferred Stock to be redeemed pursuant to subparagraph Fourth B.1 (d) (i) on such Optional Redemption Date by (b) a fraction, the numerator of which shall equal the number of shares of the Series A Preferred Stock owned by such stockholder on such Optional Redemption Date and the denominator of which shall equal the total number of shares of the Series A Preferred Stock issued and outstanding on such Optional Redemption Date.

(2) The Corporation shall issue and deliver to the holder, at the expense of the Corporation, a certificate for the shares of the Series A Preferred Stock not redeemed.

     (iii) Mandatory Redemption. So long as any of the Series A Preferred Stock shall be outstanding, if the Average Market Value (as hereinafter defined in subparagraph Fourth B.1 (d) (iv) hereof) of the Common Stock is $4.00 or more per share for a period of 30 days, the Corporation shall, by a Notice of Redemption to the holders of the then outstanding shares of the Series A Preferred Stock in the manner provided in subparagraph Fourth 1.b (d) (v) hereof, call such shares for redemption as of a date not less than ten nor more than 30 days after the date the Notice is given

(hereinafter referred to as the 'Mandatory Redemption Date') and, in lieu of a cash payment, shall issue shares of the Common Stock to the holders as if they had converted, pursuant to subparagraph Fourth B.1 (f) hereof, on the Mandatory Redemption Date. Each Notice of Redemption shall be mailed to each holder of record of the shares of the Series A Preferred Stock at his, her or its address as it appears in the records of the Corporation.

     (iv) Average Market Price.  For the purpose of subparagraph  Fourth 1.b (d)
(iii) hereof, the Average Market Price for a 30-day period shall be (1) if the Common Stock shall be listed on a national securities exchange or on Nasdaq, the average of the closing sales prices on the exchange or quoted for Nasdaq for each trading day during such 30-day period or (2) if the Common Stock shall not be listed on an exchange or quoted on Nasdaq, the average of the bid and asked prices for the Common Stock in the OTB Bulletin Board of the NASD, if so quoted, or, if not so quoted, in the pink sheets as reported by the National Quotation Bureau, Inc., or other organization performing similar functions in the over-counter market, for each trading day during such 30-day period.

         (v)      Notice of Redemption.   The Notice of Redemption shall state:

(1) the redemption date (which, if the required date is a non-Business Day, shall be the next Business Day);

(2) the number of shares of the Series A Preferred Stock to be redeemed and, if less than all of the shares held by such holder are to be redeemed, the number of such shares of such holder to be redeemed;

(3)  the redemption price per share and the aggregate redemption price;

(4)  the accumulated but unpaid dividends to be paid with the redemption  price;
     and

(5) the place or places where such shares are to be surrendered for payment of the redemption price.

Neither failure to mail any such notice to one or more holders nor any defect in such Notice of Redemption shall effect the sufficiency of the proceedings for redemption as to the other holders.

     (vi) Termination of Rights. Unless the Corporation shall have defaulted in the payment of the redemption price, (1) from and after each redemption date all dividends on the shares of the Series A Preferred Stock called for redemption shall cease to accrue and (2) on such redemption date (a) all rights of the holders of such shares of the Series A Preferred Stock shall cease and terminate, except the right to receive the redemption price of the Series A Preferred Stock upon the presentation and surrender to the Corporation of the certificates representing the same and the right to convert, pursuant to subparagraph Fourth B.1 (f) hereof, on or prior to such redemption date; (b) such shares of the Series A Preferred Stock shall not thereafter be transferred (except with the consent of the Corporation) on the books of the Corporation; and (c) such shares of the Series A Preferred Stock shall not be deemed to be outstanding for any purpose whatsoever.

     (vii) Status of Redeemed Shares. Shares of the Series A Preferred Stock which have been redeemed or reacquired in any manner (including upon conversion in accordance with subparagraph Fourth B.1 (f) hereof) shall, upon compliance with any applicable provisions of the General Corporation Law of the State of Delaware (hereinafter referred to as the 'GCL,' which definition as used herein shall include any successor statute), have the status of authorized and unissued shares of the Preferred Stock not constituting part of any series of the Preferred Stock, unless the Board of Directors elects by resolution to retain the shares of the Series A Preferred Stock that were redeemed or reacquired as treasury shares or to retire the same and reduce the capital of the Corporation in accordance with the GCL.

     (viii) Deposits in Trust. If the Corporation shall deposit, as a trust fund with any bank or trust company having a capital surplus and undivided profits of at least $25,000,000, a sum sufficient to redeem on the date fixed for redemption thereof any shares of the Series A Preferred Stock called or scheduled for redemption (including within such sum, if applicable, an amount sufficient to pay all accumulated but unpaid dividends to the date of deposit), with irrevocable instructions and authority for the bank to pay the redemption price (and, if applicable, the accumulated but unpaid dividends to the date of deposit) of such shares upon surrender of the certificate or certificates evidencing the shares to be redeemed, then from and after the date of deposit (even if prior to the date fixed for redemption) all rights of the holders of such shares shall cease and terminate except only the right either (1) to receive the redemption price and, if applicable, accumulated but unpaid dividends to the date of deposit or (2) to convert the shares of the Series A Preferred Stock into shares of the Common Stock in accordance with subparagraph Fourth B.1 (f) hereof, in the event of which conversion the funds not so used shall be returned to the Corporation.

     (e) Preference on Liquidation. Subject to the prior rights of creditors, the holders of shares of the Series A Preferred Stock shall be entitled to receive, upon any liquidation, dissolution or winding up of the Corporation, $10.00 per share plus accumulated but unpaid dividends to the date of payment before any distribution of assets of the Corporation may be made to the holders of the Junior Stock. If, upon such liquidation, dissolution or winding up of the Corporation, the assets of the Corporation are insufficient to permit full payment to the holders of the Series A Preferred Stock, then the entire available assets (after satisfying the rights of prior creditors) shall be distributed ratably to the holders of the Series A Preferred Stock. After payment of the full amount of the preferential liquidation distribution to which they are entitled and, if applicable, any accumulated but unpaid dividends, the holders of the shares of the Series A Preferred Stock shall not be entitled to any further participation in any distribution of assets by the Corporation. Written notice of such liquidation, dissolution or winding up, stating a payment date, the amount of the liquidation payment and the place where such sums shall be payable shall be sent by mail, postage prepaid, not less than 60 days prior to the payment date stated therein, to the holders of record of the Series A Preferred Stock, such notice to be addressed to each such holder at his, her or its address as shown in the records of the Corporation. A consolidation or merger of the Corporation with or into another corporation or corporations shall not be deemed to be a liquidation, dissolution or winding up of the Corporation within the meaning hereof if the Corporation is the survivor or if the Corporation is not the survivor and the holders of at least 66 2/3% of the then outstanding shares of the Series A Preferred Stock approve the consolidation or merger.

     (f) Conversion

(i) Conversion Right. A holder of shares of the Series A Preferred Stock, but only as to 500 shares or a multiple thereof unless the holder owns less than 500 shares, may, at the holder's option, convert such shares into shares of the Common Stock as constituted on January 7, 1999 at the conversion price of $.50 per share (hereinafter referred to as the 'Conversion Price'). The number of shares of the Common Stock to be issued upon the conversion shall be equal to the product of the number of shares of the Series A Preferred Stock to be converted and the stated value of $10.00 per share divided by the Conversion Price.

(ii) Conversion Procedure. In order to exercise the conversion privilege, the holder of any shares of the Series A Preferred Stock to be converted shall surrender the certificate or certificates evidencing such shares to the Corporation at its then principal office or at its agency designated for such purpose (which may be the transfer agent for the Common Stock) and shall give notice to the Corporation that the holder elects to convert such shares or a specified portion thereof as permitted by subparagraph Fourth
     B.1 (f) (i) hereof. Such notice shall also state the name or names (with address) in which the certificate or certificates for the Common Stock, which shall be issuable upon such conversion, shall be issued. As promptly after receipt of such notice and the surrender of the shares of the Series A Preferred Stock as aforesaid, the Corporation shall issue and deliver to either such holder or, on his, her or its written order, a permitted transferee a certificate or certificates for the number of full shares of the Common Stock issuable upon the conversion of such shares of the Series A Preferred Stock in accordance with the provisions of this subparagraph Fourth B.1 (f) and cash, as provided in Subparagraph Fourth B.1 (g) hereof, in respect of any fractional interest otherwise issuable upon such conversion. Such conversion shall be deemed to have been effected as of the close of business on the date on which such shares of the Series A Preferred Stock shall have been surrendered as aforesaid, the rights of the holder of such shares of the Series A Preferred Stock as such holder shall cease on said date, and the person or persons in whose name or names any certificate or certificates for the Common Stock shall be issuable upon such conversion shall be deemed to have become on said date the holder or holders of record represented thereby. No adjustment shall be made for dividends accrued on any shares of the Series A Preferred Stock, except that dividends accrued to the conversion date shall be paid on any shares of the Series A Preferred Stock which are converted in the manner provided in subparagraph Fourth B.1 (c)(iii) hereof.

     In the event any share of the Series A Preferred Stock shall be surrendered for conversion of a part only, the Corporation shall issue and deliver to the holder, at the expense of the Corporation, a certificate for the shares of the Series A Preferred Stock not converted.

     (iii)  Adjustments.  Subject to the provisions of this subparagraph  Fourth
B.1 (f), the number of shares of the Common Stock issuable upon the exercise of the conversion rights under the Series A Preferred Stock shall be subject to adjustment from time to time as follows:

(1) In case the Corporation after the date hereof shall (a) pay a dividend in shares of the Capital Stock of the Corporation, (2) subdivide its outstanding shares of the Common Stock, (3) combine its outstanding shares of the Common Stock into a smaller number of shares, or (4) issue by reclassification of the Common Stock any shares of Capital Stock of the Corporation, then the number of shares of the Common Stock issuable immediately after the happening of any of the events described above shall be adjusted so as to consist of the number of shares of the Capital Stock of the Corporation which a record holder of the number of shares of the Common Stock immediately prior to the happening of such event would own or be entitled to receive after the happening of such event. Similar adjustments to the Common Stock shall be made at any time any of the events described above in this subparagraph Fourth B.1 (f) (iii) (1) occur. An adjustment made pursuant to this subparagraph Fourth B.1 (f) (iii) (1) shall become effective immediately after the record date in the case of a dividend payable in the Capital Stock of the Corporation, and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification.

(2) In case the Corporation after the date hereof shall distribute to all holders of the Common Stock evidence of its indebtedness or assets (other than a cash distribution made as a dividend payable out of earnings or out of any surplus legally available for dividends under the GCL) or rights to subscribe or purchase, then the number of shares of the Common Stock (until adjusted again pursuant to this subparagraph Fourth B.1 (f) (iii)) shall be adjusted to that number determined by multiplying the number of shares of the Common Stock outstanding immediately prior to such adjustment by a fraction, the numerator of which is the Market Value per share of the Common Stock determined as provided in subparagraph Fourth B.1 (g) hereof (as if the record date for such distribution were the date of surrender for conversion there mentioned) and the denominator of which is such Market
     Value per share less the fair value (as determined by the Board of Directors of the Corporation, whose determination shall be conclusive) of the portion of such evidences of indebtedness or assets so distributed, or of such subscription or purchase rights, applicable to one share of the Common Stock. An adjustment made pursuant to this subparagraph Fourth B.1
     (f) (iii) (2) shall become effective immediately after the record date for the determination of stockholders entitled to receive such distribution. This subparagraph Fourth B.1 (f) (iii) (2) shall not apply to any transaction for which an adjustment is prescribed under subparagraph Fourth
     B.1 (f) (iii) (1) hereof.

(3) For the purpose of this subparagraph Fourth B.1 (f), the term 'Common Stock' shall mean (a) the class of stock designated as the Common Stock of the Company at January 7, 1999 or (b) any other class of stock resulting from one or more changes or reclassifications of such Common Stock consisting solely of changes in par value, or from par value to no par value, or from no par value to par value.

     (iv) Accountant's Certificate. The certificate of any independent firm of public accountants of recognized standing selected by the Board of Directors of the Corporation (including the accountants regularly employed as the
Corporation's independent auditors) shall be conclusive evidence of the correctness of any computation made under this subparagraph Fourth B.1 (f).

     (v) Merger or Consolidation. In case after the date hereof, as a result of a merger or consolidation of the Corporation into or with another corporation, or the sale or other transfer of the Corporation's property, assets and business, substantially as an entirety, to a successor, the Common Stock is in effect changed into, in whole or in part, a different kind or class of stock (or other securities representing or payable in, or convertible into, or entitling the holder to purchase or subscribe for, stock of any class), the Corporation or the successor, as the case may be, shall execute and deliver to the holders of the Series A Preferred Stock agreements providing that the holders of such shares then outstanding shall have the right thereafter (until the expiration of the right of conversion of such shares) to receive upon conversion, in lieu of the number of shares of the Common Stock previously issuable upon conversion, such securities which shall conform as to its constituent parts with what was receivable upon such merger, consolidation, sale or other transfer by a holder of the same number of shares of the Common Stock immediately prior to such change. Such agreements shall provide for adjustment which shall be as nearly equivalent as practicable to the adjustments provided for this subparagraph Fourth B.1 (f). The provisions of this subparagraph Fourth B.1 (f) (v) shall similarly apply to successive mergers, consolidations, or sales or other transfers.

     (vi) Adjustment to Conversion Price. Whenever the number of shares of the Common Stock is adjusted pursuant to this subparagraph Fourth B.1 (f), the Conversion Price shall be proportionately adjusted.

     (vii) Conversion Adjustment Notice Whenever the conversion rights of a holder of the Series A Preferred Stock are adjusted pursuant to this subparagraph Fourth B.1 (f), the Corporation shall promptly mail to each holder of the Series A Preferred Stock a notice describing the adjustment and specifying the number, or kind, or class of shares or other securities or property issuable upon conversion of the Series A Preferred Stock after giving effect to such adjustment.

     (viii) Notices for Certain Transactions. In case the Corporation after the date of issuance of shares of the Series A Preferred Stock shall propose (1) to pay any dividend payable in shares of the Capital Stock to the holders of the Common Stock or to make any other distribution (other than cash distributions out of earnings or surplus as referred to in subparagraph Fourth B.1 (f) (iii)
(2) hereof), (2) to take action to offer for subscription pro rata to the holders of the Common Stock rights to subscribe to, or purchase, any additional shares of any class or series of the Capital Stock or any other rights or options, or (3) to effect any reclassification of the Common Stock (other than a reclassification involving merely the subdivision or combination of outstanding shares of the Common Stock) or any capital reorganization, or consolidation or merger, or any sale or other transfer of its property, assets and business substantially as an entirety, or the liquidation, dissolution or winding up of the Corporation, then, in each such case, the Corporation shall mail to each holder of the Series A Preferred Stock notice of such proposed action, which notice shall specify the date on which the books of the Corporation shall close, or a record shall be taken, for such stock dividend, distribution or subscription or purchase rights, or the date on which such reclassification, reorganization, consolidation, merger, sale or transfer, liquidation, dissolution or winding up shall take place or commence, as the case may be, and the date of participation therein by the holders of the Common Stock if any such date is to be fixed, and shall also set forth such facts then known to the Corporation with respect thereto as shall be reasonably necessary to indicate the effect of such action on the shares of the Common Stock and/or the shares of Series A Preferred Stock which will occur as a result of such action. Such notice shall be mailed, in the case of any action covered by clause (1) or (2) above, at least ten days prior to the record data for determining holders of the Common Stock for purposes of such action and, in the case of any action covered by clause (3) above, at least ten days prior to the date of the taking of such proposed action.

     Failure to mail any notice, or any defect in any notice, pursuant to this subparagraph Fourth B.1 (f) (viii) shall not affect the legality or validity of the adjustment to the number of shares of the Common Stock or the type or amount of property to be received upon conversion thereof or of any transaction giving rise thereto.

     (g) Fractional Shares. The Corporation shall not be required to issue any fractional shares of the Common Stock upon the conversion or redemption of shares of the Series A Preferred Stock or upon the payment of a dividend in shares of the Common Stock with respect to the shares of the Series A Preferred Stock. If any fractional interest in a share of the Common Stock shall be deliverable upon conversion or redemption of shares of the Series A Preferred Stock, or with respect to a dividend in shares of the Common Stock, the Corporation shall purchase such fractional interest for an amount in cash (computed to the nearest cent) equal to the Market Value (as hereinafter defined) of such fractional share. If the shares of the Common Stock shall then be listed on a national securities exchange or quoted on Nasdaq, the Market Value shall be the closing sale price of such shares on such exchange or quoted by Nasdaq on the last Business Day preceding the surrender for conversion, the redemption date or the dividend payment date, whichever is applicable, on which shares of the Common Stock were sold. If the shares of the Common Stock shall not then be listed on any such exchange or quoted on Nasdaq, the Market Value shall be the average of the bid and asked prices as reported by the OTC Bulletin Board of the NASD, if so quoted, or, if not so quoted, as reported by the National Quotation Bureau, Inc., or other organization performing similar functions in the over-the-counter market, on the last Business Day preceding the surrender for conversion, the redemption date or the dividend payment date, whichever shall be applicable, on which there were such quotations.

     (h) Voting Rights.

(i) Vote Per Share. The shares of the Series A Preferred Stock shall entitle each holder to one vote for each share held on matters on which such holder shall have the right to vote.

(ii) General Voting Rights. The holders of the Series A Preferred Stock shall vote together with the holders of the Common Stock (1) in all elections for directors, (2) upon the approval of any employee benefit plan, (3) upon the selection of independent certified public accountants and (4) upon such other matters as shall be submitted to a vote generally of the holders of the Capital Stock and on which the holders of the Series A Preferred Stock shall not be entitled to vote separately as a class.

(iii)Contingent Voting Rights. If and whenever the Corporation shall have failed to declare and pay three consecutive semiannual dividends on the Series A Preferred Stock, the holders of the Series A Preferred Stock, voting as a class, shall be entitled to elect one director of the Corporation and the holders of the Common Stock and any other class or series of the Capital Stock (including the Series A Preferred Stock) as shall than have the right to vote for directors shall be entitled to elect the remaining members of the Board of Directors. At such time as all dividends accumulated on the outstanding shares of the Series A Preferred Stock have been paid, the contingent rights of the holders of the Series A Preferred Stock to elect a member of the Board as provided in this subparagraph Fourth B.1 (h) (iii) shall cease, subject to reinstitution from time to time upon the same terms and conditions.

(iv) Contingent Voting Procedures. At any time after the voting power to elect a member of the Board of Directors shall have become vested in the holders of the Series A Preferred Stock as provided in subparagraph Fourth B.1 (h)
     (ii) hereof, the President or any Vice President of the Corporation shall, upon the request of the record holders of at least 20% of the shares of the Series A Preferred Stock then outstanding, addressed to the President or any Vice President of the Corporation at the principal office of the Corporation, call a special meeting of the holders of the Series A Preferred Stock to be held at the place and upon the notice provided in the By-Laws of the Corporation for the holding of meetings of stockholders. If such meeting shall not be so called within two days after personal service of the request, or within five days after mailing of the same by registered mail within the United States of America, then the record holders of at least ten percent of the shares of the Series A Preferred Stock then outstanding, as a class, may designate in writing one of their members to call such meeting, and the person so designated may call such meeting at the place and upon the notice above provided, and for that purpose shall have access to the stock books of the Corporation relating to the Series A Preferred Stock. Anything in this subparagraph Fourth B.1 (h) (iv) to the contrary notwithstanding, no special meeting to permit the holders of the Series A Preferred Stock to elect a director shall be called if such matter is included in the notice of meeting for the Annual Meeting of Stockholders and such meeting is held within 60 days after receipt of the request for an election. At any special meeting so called or at any Annual Meeting held while the holders of the Series A Preferred Stock, as a class, have the voting power to elect a member of the Board of Directors, the holders of a majority of the then outstanding shares of the Series A Preferred Stock, as a class, present in person or by proxy, shall be sufficient to constitute a quorum for the election of the director the holders of the Series A Preferred Stock are entitled to elect and a plurality of the votes cast at the meeting shall be sufficient to elect such director. The person so elected as a director, together with such persons, if any, as may be elected as directors by the holders of the Common Stock and such other class or series of the Capital Stock (including the Series A Preferred Stock) as shall then have the right to vote for directors, shall constitute the duly elected directors of the Corporation.

(v) Cessation of Contingent Voting Rights. When the rights of the holders of the Series A Preferred Stock to vote as provided in subparagraph Fourth B.1
     (h) (iii) hereof have ceased as hereinabove provided, the term of office of the person elected by them as a director as a result of the failure to declare and pay a dividend shall forthwith terminate.

     (i) Covenants by the Corporation. As long as any shares of the Series A Preferred Stock are outstanding, and without the approval of the holders of at least 66 2/3% of the then outstanding shares of the Series A Preferred Stock, the Corporation shall not (i) amend its Certificate of Incorporation if such action would alter or change the preferences, special rights or powers given to the shares of the Series A Preferred Stock so as to affect the holders of the Series A Preferred Stock adversely; (ii) authorize or create any class or series of stock of the Corporation having any preference or priority which is pari passu or superior to the shares of the Series A Preferred Stock as to dividends, mandatory redemption or distribution of assets made in dissolution, liquidation or winding up the Corporation; (iii) merge or consolidate with or into any other corporation or corporations if the Corporation is not the survivor; or (iv) incur indebtedness, other than up to $2,000,000 in indebtedness at any time outstanding incurred in connection with the purchase or leasing of manufacturing, research and office equipment and facilities. The covenant in subparagraph Fourth B.1 (i) (iv) shall expire, terminate and have no further force and effect upon the Corporation completing the working prototype for its saliva based testing product for drugs of abuse and alcohol or upon the event that, if a right of first refusal as to additional financing is granted in connection with the sale of the Series A Preferred Stock, such right of first refusal is not exercised with respect to a proposal for equity financing.

         2.       Preferred Stock

     (a) Designation of Series. With respect to the 2,400,000 shares of the Preferred Stock not designated as the Series A Preferred Stock, or any or all of the 600,000 shares of the Series A Preferred Stock that, after redemption, conversion or other acquisition by the Corporation, shall be restored to the status of shares of the Preferred Stock without series as provided in subparagraph Fourth B.1 (d) (vii) hereof, the Board of Directors of the Corporation is authorized, subject to the limitations prescribed by the GCL and the provisions of this subparagraph Fourth B.2, to provide for the issuance of the shares of the Preferred Stock in series and, by filing a certificate pursuant to the GCL, to establish from time to time the number of shares to be included in each such series, and to fix the designations, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof.

     (b) Priority. Each series into which the Preferred Stock shall be subdivided by the Board of Directors subsequent to the date hereof, as herein provided, shall, to the extent of its relative rights, powers and preferences, be senior to the Common Stock and each subsequently created series of the Preferred Stock unless provision is otherwise made by the Board of Directors; provided, however, the Preferred Stock and each series thereof shall in any event be junior to the Series A Preferred Stock except as may otherwise be consented to by the holders of at least 66 2/3% of the then outstanding shares of the Series A Preferred Stock.

     (c) Board Designation. The authority of the Board of Directors with respect to each series of the Preferred Stock shall include, but not be limited to, determination of the following:

(i)  The  number  of  shares   constituting  that  series  and  the  distinctive
     designation of that series;

(ii) The dividend rate on the shares of that series, whether dividends shall be cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of that series;

(iii)Whether that series shall have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

(iv) Whether that series shall have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors shall determine;

(v) Whether or not the shares of that series shall be redeemable, and, if so, the terms and conditions of such redemption, including the date upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;
(vi) Whether the series shall have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

(vii)The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and the relative rights of priority, if any, of payment of shares of that series; and

(viii) Any other relative rights, preferences and limitations of that series.

     (d) Dividends. Dividends on the outstanding shares of the Preferred Stock shall be paid or declared and set apart for payment before any dividends shall be paid or declared and set apart for payment on the shares of the Common Stock with respect to the same dividend period.

     (e) Preference on Liquidation. If upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation the assets available for distribution to the holders of shares of the Preferred Stock of all series shall be insufficient to pay such holders the full preferential amount to which they are entitled, then such assets shall be distributed ratably among the shares of all series of the Preferred Stock in accordance with the respective preferential amounts (including unpaid cumulative dividends, if any) payable with respect thereto.

     3. Common Stock

     (a) Designation and Dividends. The Common Stock shall be designated "Common Stock." Subject to all of the rights of the Series A Preferred Stock and the Preferred Stock, dividends may be paid upon the Common Stock as and when declared by the Board of Directors out of any funds legally available for the payment of dividends.

     (b) Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, and subject to the prior rights of creditors and after the holders of the Series A Preferred Stock and any other then outstanding series of the Preferred Stock shall have been paid in full amounts to which they shall be entitled, or an amount sufficient to pay the aggregate amount to which the holders of the Series A Preferred Stock and the other then outstanding series of the Preferred Stock shall be entitled shall have been deposited with a bank or trust company having a capital surplus and undivided profits of at least $25,000,000 as a trust fund for the benefit of the holders of the Series A Preferred Stock and the other then outstanding series of the Preferred Stock, the remaining net assets of the Corporation shall be distributed pro rata to the holders of the Common Stock. For the purposes of this subparagraph Fourth B.3 (b), the consolidation or merger of the Corporation with any other corporation or corporations shall not be deemed a liquidation or dissolution of the Corporation.

     (c) Voting Right. Each holder of the Common Stock shall be entitled to one vote per share thereof held upon all matters.

     4. Definitions.

(i) The term "Business Day" shall mean any day on which national banks in the City of Los Angeles, State of California are open.

(ii) The term "Common Stock" shall mean the Corporation's currently authorized Common Stock and any shares into which such Common Stock may hereafter be changed."

                                           _____________________________

     3. The amendment of the certificate of incorporation herein certified has been duly adopted and written consent has been given in accordance with the provisions of Section 228 and 242 of the General Corporation Law of the State of Delaware.

Signed on this 19th day of January, 1999

                                                          /s/ Linda H. Masterson
                                                              Linda H. Masterson
                                           President and Chief Executive Officer

                                                                      Exhibit B

                       FIFTH AMENDMENT TO INDUSTRIAL LEASE
               10400 Trademark Street, Rancho Cucamonga, CA 91730

     The terms of that industrial lease dated March 18, 1991 originally between Rancho Cucamonga Business Park as Lessor and U.S. Alcohol Testing of America as Lessee and subsequently by and between Substance Abuse Technologies, Inc. (formerly U.S. Alcohol Testing of America) as Lessee and The Realty Trust (TRT) as Lessor is amended as follows:

     Substance Abuse Technologies (SAT) previously rejected the then existing lease under authority of bankruptcy proceedings.

     U.S. Drug Testing, Inc. (USDT), formerly a subsidiary of Substance Abuse Technologies, continued occupancy of the premises at 10400 Trademark Street under the terms of the FOURTH AMENDMENT TO INDUSTRIAL LEASE executed by the parties in November 1997. U.S. Drug Testing, Inc. has since changed its name to LIFEPOINT, INC. and wishes to continue occupancy of the premises at 10400 Trademark Street for an additional period of eighteen months.

     Commencing October 1, 1998 and terminating on March 31, 2000, the monthly rental for 10400 Trademark Street shall be $6,000.00 per month.

     At least 90 days before the lease termination date of March 31, 2000, LIFEPOINT shall give TRT notice of its intentation to terminate. Any holdover by LIFEPOINT must be agreed to in writing by The Realty Trust. In the event of an agreed holdover the lease shall continue from month to month and either party may terminate the lease by giving the other party a 90 day written notice of termination.

     The terms and conditions of the original lease dated March 18, 1991 and its addendum and amendments shall remain in full force and effect except that LIFEPOINT shall occupy only the premises at 10400 Trademark Street and shall pay only 1/2 of the total real estate taxes, insurance, landscaping and exterior maintenance charges levied against the entire building.

This Fifth Amendment is executed in two (2) originals. One original shall be held by the Lessor, The Realty Trust, and one original shall be held by the Lessee, LIFEPOINT, Inc.

Dated:   August 18, 1998                                Dated:   August 14, 1998

LIFEPOINT, INC.                                               THE REALTY TRUST

By:      /s/ Linda H. Masterson                         By:      /s/ Simi Dabah
Linda H. Masterson, President                           Simi Dabah, Trustee

December 1, 1998


Linda Masterson
President and Chief Executive Officer
LifePoint, Inc.
10400 Trademark Street
Rancho Cucamonga, CA  91730

Dear Linda:

It has been a pleasure discussing LifePoint and its partnering strategy with you. Over the last several months and again at our meeting at Laguna Niguel, we have been impressed with the progress LifePoint has made under your watch. This letter proposes the structure and terms under which we would like to work with you and the company for the next year. It includes the changes you added, and those we have discussed. I am enclosing both a blackline and a clean copy for your signature.

Burrill & Company is a private merchant bank investing in public and late-stage private life sciences (primarily biotechnology) companies. Our principal activities include partnering/strategic alliance creation, technology acquisition, mergers, and providing strategic advice and counsel to assist companies to maximize their value. We are one of the leaders in spin-outs and spin-ins from pharmaceutical companies as they increasingly 'dis-integrate', and as a result have extensive relationships in both the biotechnology and pharmaceutical worlds.

Steve Burrill's experience reflects over 30 years of working with growing high-tech and biotech companies. He assisted the founders of Cetus, Amgen, Genentech, ALZA, Plant Genetics/Calgene, Collagen and over 50 others from their inception. Over ten years ago while at Ernst & Young, he began to write the industry's annual report on the biotechnology industry (both US and Europe), which chronicles the industry's developments and reflects his insight into the issues of tomorrow. Through these books, the conferences/meetings that B&C sponsors, and the vast network Steve has developed, B&C has an unparalleled access to biotech and pharmaceutical companies at the top levels.

Steve's experience is complemented by the B&C team:

o Dr. David Collier, who has extensive financial and medical experience, and is currently active in our Agbio Capital Fund.

o Dr. John Kim, who recently joined us from Goldman Sachs, where he served as a medical device analyst.

o Todd Morrill, who has a strong business and science background, and has led or is leading the teams for a number of the spin-outs and partnerings.

o Laura J. Vitez, who has a background in both science and business development, most recently with the public biotechnology company Cell Genesys, Inc.

o Dr. Roger Wyse, former Dean of the College of Agricultural and Life Sciences at the University of Wisconsin, Madison.

Our three analysts and administrative support staff are also an important part of our team.

The in-house B&C team is supplemented by a Business Advisory Board (BAB), a group of former CEOs of major pharmaceutical/biotech companies and industry luminaries, and a Scientific Advisory Board (SAB) of pre-eminent scientists and Nobel Laureates. Both boards are available to our portfolio companies at our semi-annual BAB/SAB meetings, and at other times as necessary.

The Business Advisory Board

o Jack Bowman was an international pharmaceutical executive with American Cyanamid, and ran Johnson & Johnson's pharmaceutical business as Company Group Chairman.

o Irwin Lerner and Herbert Conrad (Hoffmann-La Roche's former CEO and COO, respectively) have experience building and running US operations of one of the giant pharmaceutical companies.

o Fred Frank of Lehman Brothers is generally recognized as the pre-eminent investment banker in biotechnology.

o Paul Freiman is the former Chairman and Chief Executive Officer of Syntex Corporation and currently Chairman of both Digital Gene Technology and the University of California, San Francisco Foundation.

o Martin Gerstel built ALZA as its CEO, and is one of the industry's most creative financiers and joint venture/strategic alliance strategists.

o Leigh Thompson, former Chief Scientific Officer of Eli Lilly, is an expert in pharmaceutical and biotechnology research and development.

o John Wilkerson, who founded The Wilkerson Group, has tremendous insight as a major pharmaceutical/biotechnology industry strategic advisor.

The Scientific Advisory Board

o Dr. Paul Berg, Cahill Professor in Cancer Research in the Department of Biochemistry at Stanford University and Director of the Beckman Center for Molecular and Genetic research at the Stanford University School of Medicine. In 1980, Dr. Berg received the Nobel Prize in Chemistry for his studies of the biochemistry of nucleic acids.

o Dr. Michael Bishop (emeritus) currently holds three posts at the University of California, San Francisco: Professor, Microbiology and Immunology:
     Director, The George Hooper Research Foundation; Professor, Biochemistry and Physics. In 1989, Dr. Bishop received the Nobel Prize in Physiology of Medicine. He also currently serves on the Advisory Boards for Somatix Therapy, Terrapin Technologies, Mercator Genetics, Mitotix and Syntex.

o Dr. Sean Carroll, Investigator of the Howard Hughes Medical Institute and Professor of Molecular Biology, Genetics and Medical Genetics at the
     University of Wisconsin. He is a Director and consultant to Ophidian Pharmaceuticals, and has also consulted for Boehringer Mannheim and Amgen.

o Dr. Eric Lander, Director of the Whitehead Institute/MIT Center for Genomic Research and Professor of the Department of Biology at the Massachusetts Institute of Technology. He also currently serves on the Scientific Advisory Boards for Millennium, Affymetrix, Ribozyme Pharmaceutical, Healthcare Ventures, Arris Pharmaceutical and the Dana-Farber Cancer Institute.

o    Dr.  Keith  Yamamoto  currently  holds  three  posts at the  University  of
     California, San Francisco: Professor of Biochemistry, Department of Biochemistry and Biophysics; Director of Biochemistry and Molecular Biology Program; Professor and Chairman, Department of Cellular and Molecular Pharmacology. He also serves on the Scientific Advisory Board for Tularik Inc.

Proposed Relationship - Purpose and Goals

We understand that LifePoint is interested in partnering its proprietary diagnostic technology with pharmaceutical and biotech companies. The purpose of the partnerships is to "validate" the technology, help develop non-drugs-of-abuse applications for the device, and realize economic benefits for LifePoint.

As we discussed, we are interested in adding LifePoint to our small 'partnering portfolio' of biotech companies. We believe that LifePoint has the management expertise (and will soon have the capitalization and technical/IP position) to successfully partner, and so we would like to develop a close working relationship with your team. We will act as LifePoint's partner in sourcing, negotiating with, and closing partners in North America, Europe, and possibly the Far East.

We also understand that LifePoint is willing and interested in discussing merger or acquisition opportunities, so we will also act as your partner and agent in sourcing and developing these opportunities. As we discussed, in the event of an M&A transaction we will recruit one of our investment bank friends to assist LifePoint with issues related to public-equity M&A.

We propose to source LifePoint's partners in two ways: first, by a directed search for those companies which we believe will be interested in LifePoint's technology, and second, by being opportunistic about interesting alternatives, that is, thinking 'out of the box'. In our experience, our relationship is most likely to be mutually rewarding and successful when your team is able to evaluate both obvious and non-obvious opportunities.

Directed Search - From our experience in the biotech and pharma worlds, we know of a number of companies selling and developing diagnostics. We will work hard to generate interest, and bring them to the negotiating table on behalf of LifePoint. In each case, we will provide LifePoint with preliminary information on the company, and should you be interested in proceeding, additional in-depth information. We will help you analyze the opportunity and negotiate terms, and close the deal.

Opportunistic Search - In our discussions with pharmaceutical companies, biotech firms, investment banks, venture capitalists, and other participants in healthcare markets, we sometimes hear of companies actively seeking new technologies or M&A opportunities. We propose to present these opportunities to LifePoint as they arise; some will not be directly applicable to your activities today, but many will offer you the chance to take a bold step in the development of LifePoint.

We would also like to offer you the chance to interact with and benefit from our BAB and SAB. They assist us regularly and meet formally in early June and mid-October. During those meetings, we hold one or two slots for our portfolio companies to meet with them, and benefit from their collective wisdom and experience. We believe that our BAB/SAB represents an incredible surrogate 'Board of Directors' which will complement LifePoint's BOD and senior management talent.



Proposed Relationship - Timeline

We would like to structure the compensation in our relationship so as to give both sides incentive to think clearly and quickly about the opportunities as they arise. Also, our goal is to provide significant value to LifePoint in the form of 'doable' partnerships within the first months of our relationship, with completion of more than one deal within a year.

The process we propose will involve four phases. We are basing the time estimates on a December 1 start for the project.

Phase I
During the initial phase of the project, we will develop a list of potential partners who have a strategic interest in LifePoint's technology. We will use our knowledge of the industry, certain search algorithms, and any targets already identified by LifePoint to build the list of potential partners. We will use our contacts, plus those of our BAB, SAB and Agbio board, to reach the decision makers (usually the CEO level) at each potential partner.

While we build the list, we will work with you to prepare the documentation needed to support the initial solicitation, namely an Executive Summary, which is a non-confidential document that describes the product and the proposed transaction and a more detailed Descriptive Memorandum (DM). The Descriptive Memorandum is likely to include a market analysis of the product opportunity, technical, clinical, and medical descriptions of the product, and a business overview. We expect to work closely with LifePoint at each step, and will visit your site one or more times to discuss strategy and technical details.

While the DM is being finalized, the potential partners will be contacted to begin the process and to assess their likely level of interest. The Executive Summary, a cover letter, and a confidentiality agreement (CDA) will be sent to each interested prospect. We anticipate that Phase I can be completed within 45 days of project initiation.

Phase II
The second phase of the project involves intensive follow-up with prospects. Through conversations with the prospective suitors, we will continue to assess their specific interest in the transaction, and we will encourage those with a strong interest to sign the CDA. Upon receipt of a signed CDA, we will forward the DM to each interested party and inform them of the timeline for the process. We estimate that Phase II will be completed by within 30 days of the end of Phase I.

Phase III
Each recipient will have a period of about 30 days to digest the DM. During this period, we will solicit Preliminary Indications of Interest (PIOIs), which will be used to screen suitors, and determine which will be granted the opportunity to perform additional due diligence at LifePoint. We will work with LifePoint management to schedule appropriate visits for due diligence and partnering discussions.

We estimate that Phase III will require 45 to 60 days from the completion of Phase II.

Phase IV
Burrill & Company will be responsible for coordinating all contact with partners including coordinating due diligence meetings with LifePoint and responding to additional questions which may arise, and in collaboration with you, negotiating final terms with one or more partners. We hope to secure a number of potential partner meetings over the 30 to 90 days required for Phase III. We expect to be at the term-sheet stage with one or more partners by the end of Phase IV. Final negotiations and drafting the contract will take a few weeks, at which the point the deal can be signed and approved.

During each of the phases of the process, we will keep LifePoint abreast of developments and progress by periodic updates, at least monthly.

roposed Relationship - Compensation Structure

We suggest that B&C's compensation reflect the growing and intensifying relationship that will develop between our team and yours. Arguably, the greatest value for all of us will occur upon completion of a transaction, but clearly we all will be working very hard and putting ourselves at considerable risk before the close. Therefore, we propose:

o A project initiation fee of $10,000 per month payable upon our engagement, and a retainer of $10,000 per month payable on the first day of each month starting December 1, 1998.

o 500,000 options for LifePoint stock, granted on initiation of the project, half vesting pro-rata over 12 months, half vesting upon completion of a partnership. The option strike price will be the lower of LifePoint's average closing stock price for the 20 trading days preceding the signing of this letter, and the average closing stock price for the 20 trading days preceding announcement of a partnership.

o A success fee equal to 10% of the first $1M of value received by LifePoint of any transaction we source and/or are active participants in, 7.5% of the next $4M of value and 7% of any value in excess of $5M. (The 'deal value' will be agreed upon jointly by LifePoint and Burrill & Company when external valuations are not available). The success fee is 20% payable in cash or unrestricted, registered stock, the rest in the 'currency of the transaction'.

The milestone fees help us defray costs, but we feel do not 'pay for' our efforts other than nominally. After we have a good working relationship, the options provide us the opportunity to benefit from value we build at LifePoint without putting the company at any cash risk. The success fee provides the bulk of our compensation when the deal is done; we take it in the 'currency' used in the transaction, but need to reserve the right to take 20% in a negotiable currency. The cash is simply a way for us to pay taxes.

In addition, we will expect reimbursement of reasonable expenses incurred when on LifePoint business, indemnification by you for activities undertaken on your behalf (indemnification language attached), and a 18 month 'tail' on opportunities we are involved in or bring to your attention.

We propose to start the process immediately. We suggest regular project reviews, in which as a team we formally evaluate each of the opportunities we have surfaced. Finally, either side may terminate the agreement at any time, with 30 days written notice.

Summary

We are looking forward to getting started with the formal relationship, and so hope that you find the terms of this letter acceptable. With your signature below, we can bring you several opportunities immediately.

Best regards,



G. Steven Burrill                                    Todd Morrill


Read and Agreed:


                                                              Date
Linda Masterson
President and Chief Executive Officer

Enclosures:

Exhibit A:  Indemnification
Exhibit B:  LifePoint Rider to Burrill & Company Proposal

                                    Exhibit A

                            Indemnification Agreement


     In connection with the services that Burrill & Company ('B&Co.') has agreed to render hereunder, LifePoint hereby agrees to indemnify and hold harmless B&Co. and its controlling persons, directors, officers, employees, agents and affiliates (each an 'indemnified person'), to the full extent lawful, from and against all losses, claims, damages, liabilities and expenses incurred by them (including fees and disbursements of counsel, but excluding any lost profits or consequential damages of any kind) suffered or alleged to have been suffered by B&Co. or any other indemnified person that (a) are related to or arise out of
(i) actions taken or omitted to be taken (including any material untrue statements made or any statements omitted to be made) by LifePoint or (ii) actions taken or omitted to be taken by an indemnified person with the consent, or upon the instructions, of LifePoint or (b) are otherwise related to or arise out of B&Co.'s activities hereunder, and LifePoint will reimburse B&Co. and any other indemnified person for all expenses (including reasonable fees and disbursements of counsel) as they are incurred by B&Co. or such other indemnified person in connection with investigating, preparing or defending any such action or claim, whether or not in connection with pending or threatened litigation in which B&Co. or such other indemnified person is a party. LifePoint will not be responsible, however, for any losses, claims, damages, liabilities or expenses pursuant to clause (b) of the preceding sentence that are finally judicially determined to have resulted primarily from the gross negligence or willful misconduct of B&Co. or of the other person seeking indemnification hereunder. Neither B&Co., nor any of its controlling persons, directors, officers, employees, agents and affiliates, shall have any liability to LifePoint in connection herewith except for such liability for losses, claims, damages, liabilities or expenses incurred by LifePoint as is finally judicially determined to have resulted primarily from B&Co.'s gross negligence or willful misconduct; provided that in no event will B&Co. have any liability to LifePoint hereunder in excess of the aggregate amount of consideration received by B&Co. from LifePoint hereunder. LifePoint further agrees that it will not, without the prior written consent of B&Co., settle or compromise or consent to the entry of any judgment in any pending or threatened claim, action, suit or proceeding in respect of which indemnification may be sought hereunder (whether or not B&Co. or any other indemnified person is an actual or potential party to such claim, action, suit or proceeding) unless such settlement, compromise or consent includes an unconditional release of B&Co. and each other indemnified person from all liability arising out of such claim, action, suit or proceeding except for any liability to LifePoint for the gross negligence or willful misconduct of B&C or the other identified person.

     Promptly after receipt by an indemnified person of notice of any complaint or the commencement of any action or proceeding with respect to which indemnification is being sought hereunder, such person will notify LifePoint in writing of such complaint or of the commencement of such action or proceeding, but failure to so notify LifePoint will not relieve LifePoint from any liability that it may have hereunder or otherwise, except to the extent that such failure materially prejudices LifePoint's rights or its ability to defend against such complaint, action or proceeding. If LifePoint so elects or is requested by such indemnified person, LifePoint will assume the defense of such action or proceeding, including the employment of counsel (which may be counsel to LifePoint) reasonably satisfactory to B&Co. and the payment of the fees and disbursements of such counsel. In the event, however, such indemnified person reasonably determines in its judgment that having common counsel would present such counsel with a conflict of interest, or if LifePoint fails to assume the defense of the action or proceeding in a timely manner, then such indemnified person may employ separate counsel to represent or defend it in any such action or proceeding and LifePoint will pay the reasonable fees and disbursements of such counsel; provided, however, that LifePoint will not be required to pay the fees and disbursements of more than one separate counsel for all indemnified persons in any jurisdiction in any single action or proceeding. In any action or proceeding the defense of which is assumed by LifePoint, any indemnified person will have the right to participate in such litigation and to retain its own counsel at such indemnified person's own expense.

     LifePoint agrees that if any indemnification sought hereunder by an indemnified person in connection with a transaction is held by a court to be unavailable for any reason other than as specified in the second sentence of the first paragraph of this Exhibit A, then (whether or not B&Co. is the indemnified person), LifePoint and B&Co. will contribute to the losses, claims, damages, liabilities and expenses for which such indemnification is held unavailable in such proportion as is appropriate to reflect (a) the relative benefits to LifePoint, on the one hand, and B&Co., on the other hand, in connection with such transaction, (b) the relative fault of LifePoint, on the one hand, and B&Co., on the other hand, in connection therewith and (c) any relevant equitable considerations; provided, however, that in any event B&Co.'s aggregate contribution to all losses, claims, damages, liabilities and expenses in connection with a transaction will not exceed the value of compensation actually received by B&Co. from LifePoint in connection with such transaction. It is hereby agreed that the relative benefits to LifePoint, on the one hand, and B&Co., on the other hand, with respect to B&Co.'s engagement in connection with a transaction shall be deemed to be in the same proportion as (a) the total value paid or proposed to be paid in such transaction bears to (b) the value of the compensation paid or proposed to be paid to B&Co. in connection with such transaction.

     The indemnity, reimbursement and contribution obligations under this Letter Agreement shall be in addition to any rights that B&Co. or any other indemnified person may have at common law or otherwise. LifePoint and B&Co. hereby agree, to the extent permitted by applicable law, to waive any right to trial by jury with respect to any claim, counter-claim or action arising out of the engagement or the transactions contemplated hereby.

                                   EXHIBIT B
                 LIFEPOINT INC. RIDER TO BURRILL & CO. PROPOSAL

1.       Compensation

B&C shall receive as compensation for its services hereunder the following:

(a) LifePoint will pay B&C a project initiation fee of $10,000 within five business days after the execution of this Agreement by LifePoint.

(b) During the term of this Agreement, LifePoint will pay B&C a monthly retainer of $10,000, starting December 1, 1998.

(c) LifePoint will issue to B&C, within five business days after the execution of this Agreement by LifePoint, a Common Stock purchase warrant expiring November 30, 2003 (the 'First Warrant') to purchase 250,000 shares of LifePoint's Common Stock, $.001 par value (the 'Common Stock'), at an exercise price per share equal to the average of the closing sales prices of the Common Stock during the twenty trading days preceding the date of execution by LifePoint of this Agreement. The First Warrant shall become exercisable, on a cumulative basis, as to 20,830 shares of the Common Stock subject thereto on the first day of each month, commencing December 1, 1998, for a period of 12 months, ending November 1, 1999, for a total of 250,000 shares of the Common Stock.

(d) LifePoint will issue to B&C, within five business days after the consummation of a partnership arrangement with, or the acquisition of LifePoint, whether through a merger or otherwise, by, a third party introduced to LifePoint by B&C pursuant to this Agreement, a Common Stock purchase warrant expiring five years from the date of consummation of such partnering arrangement or acquisition (the 'Second Warrant') to purchase 250,000 shares of the Common Stock at an exercise price per share equal to the lower of the average of the closing sales prices of the Common Stock during the twenty trading days preceding the date of execution by LifePoint of this Agreement or the average of the closing sales prices of the Common Stock during the twenty trading days preceding the public announcement by LifePoint of the consummation of such a partnership arrangement or acquisition. The Second Warrant shall become exercisable on the consummation of a partnership agreement with, or the acquisition of LifePoint, whether through merger or otherwise, by a third party introduced to LifePoint by B&C Pursuant to this Agreement.

(e) In the event that during the term of this Agreement, a partnership arrangement between LifePoint and a third party introduced by B&C to LifePoint is consummated, or in the event that LifePoint is acquired, whether through a merger or otherwise, by such a third party, LifePoint will, not later than ten business days after any such consummation, pay to B&C an additional fee (the 'Success Fee') equal to (i) 10% of the first $1,000,000 of value received by LifePoint from the transaction as to which B&C was the source, (ii) 7.5% of the next $4,000,000 of value and (iii) 7% of any value in excess of $5,000,000. In the event that the value of the transaction is not readily ascertainable from external sources, the value shall be mutually determined by LifePoint and B&C or, if they cannot agree on a value, by arbitration in Los Angeles, California in accordance with the rules of the American Arbitration Association. LifePoint shall pay to B&C 20% of the Success Fee in cash, and the remaining 80% in the 'currency of the transaction'; however, under no circumstances shall LifePoint pay to B&C more than 20% of the cash LifePoint receives from a partnership. Any Success Fee payable to B&C in excess of 20% of the cash LifePoint receives (up to 20% of the value received by LifePoint) shall be paid in a negotiable currency mutually agreed to by B&C and LifePoint. If the Success Fee is paid in shares of the Common Stock, LifePoint will promptly file a registration statement under the Securities Act of 1933, as amended (the 'Securities Act'), with respect to such shares and shall use its best efforts to have such registration statement declared effective as soon thereafter as practicable. If the 'currency of the transaction' is securities of an issue other than LifePoint which are not registered under the Securities Act, B&C will deliver such investment representation as is appropriate under the Securities Act to permit a transfer thereof in payment of the Success Fee and LifePoint shall use its best efforts to arrange for B&C to be included in any registration commitment which it obtains from the issuer of such securities.

(f) In the event that no partnership arrangement with, or acquisition of, LifePoint is consummated prior to the termination of this Agreement through the efforts of B&C and thereafter, within one year after the date of termination, such a transaction is consummated with a third party introduced by B&C to LifePoint, LifePoint shall be obligated to pay to B&C the Success Fee as provided in subsection (d) hereof as if the transaction had been consummated prior to the termination of this Agreement. In addition, the Second Warrant shall be issued as to the additional 250,000 shares of the Common Stock and the expiration date and the exercise price of the Second Warrant shall be determined in the same manner as provided in subsection (d) hereof as if this Agreement had not terminated.

(g) LifePoint will reimburse B&C for its reasonable expenses incurred during the term of this Agreement while performing services for LifePoint, provided that the expenses are appropriately documented and submitted to LifePoint by B&C.
2.       Term

The term of this Agreement shall commence on the date of execution by LifePoint and shall terminate at the end of twelve months (one year) unless sooner terminated by either LifePoint or B&C upon 30 days' prior written notice to the other and with or without cause. The term of this Agreement shall continue on a month-to-month basis after December 1, 1999 unless either party terminates as provided in the preceding sentence.

LifePoint reserves the right, in its sole and absolute discretion, to accept or reject any proposed partner submitted by B&C.

3.       Confidentiality

B&C  and  its   respective   officers,   directors,   employees,   agents,   and
representatives will hold in strict confidence all information obtained from LifePoint and its officers, directors, agents or representatives and will use such information only for the purposes of securing a partner for LifePoint in accordance with the terms of this Agreement. At the request of LifePoint, B&C will promptly return to LifePoint all documents obtained from LifePoint and its officers, directors, employees, agents and representatives or destroy the same, except any such information or documents which (a) is or are in the public domain,(b) was or were in fact lawfully known or lawfully furnished to B&C prior to disclosure to B&C by LifePoint or its officers, directors, employees, agents or representatives, or (c) was or were lawfully disclosed pr furnished to B&C by a third party (other than the officers, directors, employees, agents and representatives of LifePoint) after disclosure to B&C by LifePoint. B&C shall obtain a similar confidentiality commitment from any prospective partner to which it intends to submit information or documents.

4.       Miscellaneous

B&C is an independent contractor and shall have no authority to act for or on behalf of LifePoint or to bind LifePoint to any obligation whatsoever. B&C shall not hold itself out as the agent for LifePoint or purport to bind LifePoint to any obligation without LifePoint's express approval.

This Agreement constitutes the entire agreement between LifePoint and B&C, and it may not be modified except in writing signed by all parties hereto. This Agreement shall be governed by, and construed in accordance with, the laws of the State of California.

Agreed to and accepted:





Linda H. Masterson                                            G. Steven Burrill
President and CEO                                             President
LifePoint, Inc.                                               Burrill & Co.