Form 10-K
period 1999-03-31
LIFEPOINT INC
filed 1999-07-01
CIK 910523

		SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549
			  _______________
			     FORM 10-K


    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

		For the fiscal year ended March 31, 1999


		Commission File No.  0-23721


			LIFEPOINT, INC.
(Exact name of Registrant as specified in its charter)

Delaware                                        33-0539168
(State or other jurisdiction of                (IRS Employer
Incorporation organization)                     I.D. Number)

10400 Trademark Street
Rancho Cucamonga, California                    91730
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number including area code:
(909) 466-8047

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.   [ ]

As of June 3, 1999, there were 14,234,098 shares of the registrant's Common Stock and 485,375 shares of the Preferred Series "A" Stock outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,986,000 (based on the average of the bid and ask prices of Registrant's Common Stock on NASD's OTC Bulletin Board at June 3, 1999, or $1.1375 per share). This determination of affiliate status is not necessarily a conclusive determination for other purposes.


PART I

ITEM 1.  BUSINESS

Safe Harbor Statement under the Private Litigation Reform Act of 1995

	With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include certain forward-looking statements that involve risks and uncertainties. Among the risks and uncertainties to which LifePoint, Inc. ("LifePoint" or the "Company") is subject are the risks that it will not obtain the substantial financing necessary to complete the development of its products and, accordingly, not develop any revenue source; that it will not secure the additional personnel required first to complete the development program and, if that is successful, later to implement the manufacturing process, especially in its current location; that it will not complete the development on a timely or successful basis and that the costs will be higher than projected; that, during the period before March 2000 when LifePoint's management currently believes that its saliva based drugs of abuse and alcohol testing product will be submitted for United
States governmental approval, competitors, with greater financial resources, will have produced and offered for sale a saliva based competitive product; and that, because of the delays, the potential market for LifePoint's products will not be as large as currently anticipated. As a result, the actual results realized by LifePoint could differ materially from the statements made herein. Stockholders of LifePoint are cautioned not to place undue reliance on forward-looking statements made in this Report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements" in Item 7 to this Report.

General

	Overview

	LifePoint, Inc. is a late development stage company developing a unique product - the first product that will provide immediate, on-site diagnostic results without the need to take blood or urine. The Company is focused on the commercialization of the flow immunosensor technology licensed from the United States Navy (the "USN"). This proprietary technology, when used in conjunction with saliva as a non-invasive test specimen using the Company's proprietary collection technology, will allow LifePoint to develop a broadly applicable non-invasive, rapid, on-site diagnostic test system. The product can be used for rapid diagnostic testing for screening (cardiovascular disease, osteoporosis, cancer), rapid testing (heart attack, drug overdose), and therapeutic drug monitoring in non-medical environments such as the workplace, home health care, ambulances, pharmacies, and even law enforcement. The first product under development is for the simultaneous detection of drugs of abuse and alcohol. The market potential for this product is estimated to be $750 million, and growing to over $1 billion by 2002. Marketing is anticipated to begin by the third quarter of 2000.

History of the Company

The Company was incorporated on October 8, 1992 under the laws of the State of Delaware, under the name "U.S. Drug Testing Inc.," as a wholly-owned subsidiary of Substance Abuse Technologies, Inc. ("SAT"), then a public company. The Company's name was changed to "LifePoint, Inc." on February
25, 1998.


Effective as of January 1, 1993, SAT sublicensed or transferred to the Company certain rights or assets to develop drug testing products in exchange for 3,500,000 shares of the Company's Common Stock, $.001 per value (the "Common Stock"). In October and November 1993, the Company had a public offering of the Common Stock in which an aggregate of 1,721,900 shares was
sold.   As of September 30, 1997, SAT owned 5,575,306 shares of the Common
Stock or 76.4% of the 7,297,206 shares of the Common Stock then outstanding. From its inception until October 31, 1997, the Company was a subsidiary of SAT or otherwise under its control.


On October 29, 1997, SAT sold the controlling stockholder interest in the Company to Meadow Lane Partners, LLC ("Meadow Lane"), then an unaffiliated party, for $250,000. On October 31, 1997, two directors of the Company who were directors of SAT (and one of whom was SAT's Chief Executive Officer) resigned. On November 4, 1997, Linda H. Masterson, the President and Chief Executive Officer of the Company, resigned as a director of SAT, thereby terminating SAT's last relationship with the Company. The Company has operated as a totally independent Company since that time. For additional information as to certain of the prior relationships between the Company and SAT, its former parent, see the sections "Material Contracts-Management Agreement," "Certain Relationships with SAT," "Loans from SAT to the Company" and "Transfer of Assets from SAT to the Company" under this caption "Business."

The Company has not produced any revenues through March 31, 1999 because its products are still in the developmental stage. The Company is developing proprietary systems that will generate immediate, diagnostic results for a broad variety of substances by non-invasively testing saliva. The first product under development is a test for substance abuse, specifically the following five commonly used drugs of abuse: cocaine, opiates (heroin, morphine and codeine), phencyclidine hydrochloride (PCP), amphetamines (including methamphetamines), and tetrahydrocannabinol (THC, marijuana) (collectively the "Drugs of Abuse"), and alcohol. As indicated below, the Company's first efforts were to develop a device to test for the Drugs of Abuse using urine as the test specimen. However, based on its review of the potential market in 1995, the Company decided to develop a saliva specimen testing product first. In late 1996, it expanded the development program to also test for the presence of alcohol.

In January 1992, the USN and SAT signed a ten-year license agreement
(the License Agreement") covering the exclusive use by SAT of the USN's technology for the five Drugs of Abuse and any other drugs that might be added to the National Institute of Drug Abuse ("NIDA") list of drugs of abuse. By an amendment dated March 15, 1994, the scope of the License Agreement was broadened to permit SAT to use the technology for testing for methadone, benzodiazapines, barbiturates, propoxyphene, tricyclic antidepressants and anabolic steroids. Except as set forth in the two preceding sentences, SAT under the License Agreement could not use the USN technology to test for other substances.

By an amendment dated June 16, 1995, the term of the exclusive right under the License Agreement was extended to terminate ten years from June 27, 1995. In addition, SAT was granted a nonexclusive right to use the technology thereafter for the balance of the patent term, unless the License Agreement was terminated sooner because of SAT's default. By letter dated May 15, 1995, the USN notified SAT that, because the expiration date of the USN patent had been extended to February 23, 2010 under the GATT/WTO treaty, the expiration date of the License Agreement was extended to February 23, 2010.

With the sale of the SAT majority stockholder interest in the Company
(see the section "History of the Company" under this caption "Business"), the license agreement with the USN was transferred directly to the Company from SAT and the Sublicense between SAT and the Company was canceled.

In April 1999, the Company and the USN completed negotiations for an expansion of the License Agreement. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva and urine. The Company is further developing the USN-developed technology for application in its own proprietary test system. See the sections "Patents and Technology" and "Material Contracts" under this caption "Business."

Until the saliva based test system is submitted to the FDA and/or marketing has commenced, no revenues from product sales are likely to be produced. The Company conducted an internal feasibility study on the product that was completed in November 1996. Based on the results of the feasibility study, the Company proceeded to the next stage of development. Assuming subsequent success in the remainder of the development program, the Company currently expects to submit its six-panel screening assay to the FDA, and to begin selling to non-medical markets, in the third quarter of 2000 at the earliest, and to begin selling to non-medical markets after obtaining FDA approval. However, there can be no assurance that such submission will occur by such date or that the product will be successfully developed.


Once the product is submitted to the FDA, the Company will be able to market it in the United States for non-medical purposes, such as law enforcement agencies' testing and safety sensitive testing by industrial companies, and in Europe where no FDA clearance is required. The Company will be able to commence marketing of the product in medical markets when FDA clearance is obtained. The Company anticipates such clearance to occur approximately 100 days (based on the current experience of other companies at the FDA) after submission if such approval is obtained. There can be no assurance as to when the Company will submit such assay to the FDA, if at all, as to when the FDA will give its clearance and as to when marketing in either medical or non-medical markets will commence. Management recognizes that, although FDA clearance is not required for use of drug testing for non-medical purposes, such as law enforcement agencies' testing and industrial safety sensitive testing, FDA clearance of the product will assist the Company's marketing in the United States to such customers. A definitive marketing plan has not been finalized or implemented, although preliminary marketing efforts, including markets research, has been initiated for each target market segment. See the sections "Governmental Regulation" and "Marketing and Distribution" under this caption "Business."

Management anticipates that the Company's saliva based drugs of abuse and alcohol test will be evidentiary in the law enforcement market. In addition, management expects that the Company's tests will be performed on a non-evidentiary basis in the industrial marketplace. If a drug of abuse is detected in the screening test, the sample may need to be forwarded to a laboratory, where an expensive confirmatory analysis will be performed. Usually gas chromatography/mass spectrometry ("GC/MS") is employed for the evidentiary test. The Company's marketing analysis has indicated a greater market potential for a saliva sample portable testing instrument for drugs of abuse by law enforcement agencies, occupational health clinics, hospitals and other medical facilities than a urine sample instrument. However, the use of this product in other potential markets that are testing for recent drug use or "lifestyle," such as pre-employment testing, may be limited with the initial product.

Currently, to the Company's knowledge, no competitor is offering a saliva sample testing product on an "on site" basis. However, management has been advised that two or more companies may have such product under development, although the technology they are using is very different from that of the Company. There can be no assurance that a competitor will not begin to offer such a product in the future, whether before or after the Company completes its research and development. See the section "Competition" under this caption "Business." There also can be no assurance that the Company's product will be developed for use in the manner contemplated in this section.

	Need for Financing

As a result of LifePoint being a development stage company and, accordingly, not deriving revenues from the sales of products and/or services, the Company has, since obtaining its independence from SAT in October 1997 (see the section "History of the Company" under this caption "Business"), been dependent on the net proceeds derived from three private placements pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), to fund its operations, as described in the succeeding three paragraphs.

On November 21, 1997, the Company closed as to the sale of 1,690,000 shares of the Common Stock. On December 10, 1997, the Company closed as to the sale of an additional 1,510,000 shares of the Common Stock. The aggregate of 3,200,000 shares was sold at $.50 per share and the Company realized $1,600,000 in gross proceeds.

On July 23, 1998, the Company closed in a second private placement as to the sale of 1,000,000 shares of the Common Stock. On August 26, 1998, the Company sold an additional 25,000 shares of the Common Stock. This offering of a minimum of 1,000,000 and a maximum of 5,000,000 shares of the Common Stock expired by its terms on October 14, 1998 without any additional shares being sold. The aggregate of 1,025,000 shares was sold at $1.00 per share and the Company realized $1,025,000 in gross proceeds.


On January 21, 1999, the Company closed in a third private placement as to the sale of 600,000 shares of the Series A 10% Cumulative Convertible Preferred Stock, $0.001 par value (the "Series A Preferred Stock"), at $10.00 per share and the Company realized $6,000,000 in gross proceeds.

Management believes that, with the net proceeds from the private placement described in the preceding paragraph, the Company has sufficient funds to complete the pre-production instrument for the testing product for drugs of abuse and alcohol and that the pre-production instrument will be completed not earlier than the first quarter of 2000. There can be no assurance that management's estimate as to costs and timing will be correct. Any delays may further increase the Company's costs of development.

Management's latest estimate is that completion of the development and launching of a saliva based drugs of abuse and alcohol testing product after the prototype will require additional funding of approximately $7,000,000, beyond the $6,000,000 funding closed in January 1999, and that the product will not be launched earlier than the third quarter of 2000. This contrasts with SAT's June 1997 publicly announced incremental costs for the Company of $16,000,000 to $18,000,000 (including the costs to develop the prototype) and a launch date of the first quarter of 1999 at the earliest.

Since October 1997, management had been pursuing parallel paths for financing: venture capital, strategic partnering, a public offering and/or a private placement for all or part of the required funding.

Management had initially believed that one likely source for the additional funding would have been an investment by a venture capital investor or investors. Any such investment would have been likely to dilute substantially the stock interest of the current stockholders. Management does not currently believe that an investment in the Company by a venture capital investor to be a likely source of funding at this time.

Management has also been exploring the possibility of obtaining a strategic partner for the Company. To this end, the Company had an agreement with Burrill & Company, a San Francisco-based merchant bank focused exclusively on servicing life science companies. The agreement with Burrill & Company was terminated by the Company on May 7, 1999. Prior to termination, LifePoint paid $51,000 to Burrill and granted Burrill a Common Stock purchase warrant to purchase 104,167 shares of the Common Stock at $1.15 per share. Burrill may seek to assert a claim under the agreement for additional compensation (both in the form of cash and stock) should the Company secure a strategic partner from the list of potential candidates developed with Burrill. A copy of the Company's agreement with Burrill is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference. The Company continues to pursue strategic partnering through the Venture Merchant Group. Several large pharmaceutical and diagnostic corporations have expressed initial interest in partnering with the Company. Management anticipates that one or more partnering agreements may be completed prior to the end of fiscal year 2000.

Management has also pursued the possibility of an underwritten public offering and has received expressions of interest from several well-known small national and large regional firms. At least one firm has offered to conduct a public offering late in 1999 or early 2000. There can be no assurance that stock market conditions would be receptive to a public offering by the Company at that time. In addition, competitive conditions in the substance abuse testing industry at that time may make the Company less attractive to potential public investors. See the section "Competition" under this caption "Business."

Having successfully consummated three private placements pursuant to Regulation D under the Securities Act since November 1997, the Company may seek to raise the additional necessary financing through this method. As with a public offering, there can be no assurance that potential investors would be receptive to a private placement by the Company at that time, either because of general stock market conditions or conditions generally in the substance abuse testing industry.


There can be no assurance that the Company will be successful in securing additional financing, whether through a strategic partner, a public offering or a private placement.

If all of the Common Stock purchase warrants (the "Warrants") to purchase an aggregate of 2,714,014 shares of the Common Stock which were outstanding on March 31, 1999 were subsequently exercised, the Company would realize $2,464,272 in gross proceeds. If all of the stock options (the "Options") pursuant to the LifePoint, Inc. 1997 Stock Option Plan (the
"Stock Option Plan") to purchase an aggregate of 794,167 shares outstanding on March 31, 1999 were subsequently exercised, the Company would realize $397,084 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised, especially as to the Options and a Selling Stockholders Warrant which were not all currently exercisable as of March 31, 1999. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

Drug Testing Products

(1) Urine Sample Testing. The Company's original product was a Drugs of Abuse test system, consisting of an instrument and a reusable column that would test for any or all of five Drugs of Abuse. The life of each column was expected to be between 50 and 75 tests. Testing on a urine sample took approximately 20 minutes per drug selected. FDA clearance was obtained for the five tests for Drugs of Abuse and the instrument. However, because additional development work was required before this product could be marketed, work on this product has been abandoned. As indicated in the section "History" under this caption "Business," the Company is focusing its efforts on the development of the saliva sample testing product described below.

(2) Saliva Sample Testing. Research is being conducted by the Company, using the flow immunosensor technology, to test for drugs of abuse and alcohol from saliva samples and for submission to the FDA for approval to use saliva as a testing specimen. This research utilizes much of the development work done for the Company's urine Drugs of Abuse testing system. See the section "Government Regulation" under this caption "Business" for information as to obtaining FDA clearance. Management anticipates that the earliest that the saliva testing system and drugs assays for all five Drugs of Abuse and alcohol will be ready for sale to the law enforcement and industrial markets and for submission to the FDA in the third quarter of 2000. There can be no assurance that the Company will meet such timetable.

(a) Immunosensor Analyzer. The Company anticipates manufacturing a small portable device in conjunction with the flow immunosensor technology. When used with the drug assays described below, the Company expects that this unit will provide portable, flexible and non-invasive detection capability when used with saliva samples. The Company expects that the assay time will be under five minutes per sample. There can be, however, no assurance that the Company will be able to complete the development and then market this product.

(b) Drug Assays for Immunosensor Analyzer. The Company intends to develop disposable assay cartridges for use with its desktop model using saliva samples. After the sample has been collected, it will be automatically transferred to an assay cartridge containing up to ten target analytes (drugs of abuse and alcohol for the first product) in one panel, read by the instrument, and the results printed. The disposable cartridge will be thrown away after use, with the waste self-contained. Assay time is expected to be less than five minutes per sample. The Company plans to continue its research and development efforts for the drug assays concurrently with the instrument. There can be no assurance that the Company will be able to complete the development and then market the assay cartridges.


Manufacturing

Whenever the Company commences manufacturing, the Company will be required, in the United States, to follow current Good Manufacturing Practices ("GMP") as prescribed by the FDA. See the section "Government Regulation" under this caption "Business." There can be no assurance that the Company will be able to bring its plant into compliance and/or cause its prospective third party manufacturers to comply with GMP. The Company's future dependence on third parties for the manufacture and supply of product components could have a material adverse effect on the Company's profit margins and its ability to deliver its products on a timely and competitive basis.

Marketing and Distribution

Although the Company had engaged the services of a consultant to undertake a marketing survey in 1995, because of the delays in the development of its products due to the decision to have a test using a saliva sample, a definitive marketing program has not been finalized or implemented. The Company has initiated preliminary marketing efforts, including additional market research, to finalize product specifications and preliminary product positioning in the three target markets: law enforcement, the industrial workplace and the medical emergency room. The Company will be looking to employ a Vice President, Marketing to expand on this effort and finalize the preliminary marketing plan.

Government Regulation

The Company's first product under development is for the simultaneous detection of drugs of abuse and alcohol. Once the product is submitted to the FDA, the Company will be able to market it in the United States for non-medical purposes, such as law enforcement agencies' testing and safety sensitive testing by industrial companies, and in Europe where no FDA clearance is required. The Company will be able to commence marketing of the product in medical markets when FDA clearance is obtained. The Company anticipates such clearance to occur approximately 100 days (based on the current experience of other companies at the FDA) after submission if such approval is obtained. There can be no assurance as to when the Company will submit such assay to the FDA, if at all, as to when the FDA will give its clearance and as to when marketing in either medical or non-medical markets will commence. Management recognizes that, although FDA clearance is not required for use of drug testing for non-medical purposes, such as law enforcement agencies' testing and industrial safety sensitive testing, FDA clearance of the product will assist the Company's marketing in the United States to such customers. A definitive marketing plan has not been finalized or implemented, although preliminary marketing efforts, including markets research, has been initiated for each target market segment.

The Company's proposed medical screening and diagnostic products will be subject to significant government regulation in the United States and other countries. In order to conduct clinical tests, manufacture and market products for human diagnostic use, the Company must comply with mandatory procedures and safety standards established by the FDA and comparable foreign regulatory agencies. Typically, such standards require that products be approved by the FDA, or by comparable foreign regulatory agencies, as appropriate, as safe and as effective for their intended use prior to being marketed.

The FDA regulates the introduction, manufacturing, labeling, record keeping and advertising for all medical devices in the United States. There are two principal methods by which FDA clearance may be obtained to market medical device products such as the Company's proposed screening and diagnostic test kits. One method is to seek FDA clearance through a pre-market notification filing under Section 510(k) ("510(k)") of the Food, Drug and Cosmetics Act. Applicants under the 510(k) procedure must prove that the device for which approval is sought is "substantially equivalent" to devices on the market prior to the Medical Device Amendments of 1976 or devices approved thereafter pursuant to the 510(k) procedure. In some cases, data from clinical studies must be included in the 510(k) application. The review period for a 510(k) application was supposed to be 90 days from the date of filing the application. However, the FDA has recently been taking significantly longer in approving other companies' products. Management believes that approximately 100 days has lately been the time period for approval.


If the 510(k) procedure is not available for the Company's product, then pre-market approval (the "PMA") must be obtained from the FDA. Under the PMA procedure, the applicant must obtain an Investigational Device Exemption (the "IDE") before beginning the substantial clinical testing which is required to determine the safety, efficacy and potential hazards of the product. Safety and efficacy must be established through extensive clinical studies, which are conducted after the FDA's acceptance of the IDE application. On completion of all of the requirements for the IDE and once the results are evaluated, a PMA application is submitted to the FDA. The review period under a PMA application is generally 180 days from the date of filing. However, the application is not automatically deemed cleared if not rejected during that period. The FDA may grant marketing clearance, request additional data about the product's safety and efficacy or deny the application if it determines that the product does not meet the regulatory approval criteria. In addition, the preparation of a PMA application is significantly more complex and time consuming than the 510(k) procedure.
Also the FDA's review of a PMA is more extensive than that required for a 510(k) application. Based on its discussions with the FDA, management believes that the 510(k) procedure will be followed.

There can be no assurance that the FDA or any foreign governmental agency will grant approval for the sale of the Company's products for routine screening and diagnostic applications or that the length of time the approval process will require will not be extensive.

The cost associated with the filing of applications with the FDA and of research and development activities to support such applications, including clinical trials, can be significant. There can be no assurance that the costs of the Company's research and development activities will not exceed that which is budgeted. In addition, there can be no assurance that any of the Company's proposed products will ever obtain the necessary FDA or foreign regulatory clearances for commercialization.

	Pursuant to applications filed by the Company to date, the Company had received approval to manufacture and market the original urine test instrument and five urine drug assays. However, as indicated in the section "Drug Testing Products" under this caption "Business," because additional development work was necessary before the product could be marketed, the Company has abandoned further development work on this product. As indicated in the section "History of the Company" under this caption "Business," the Company is focusing its efforts on the development of the saliva sample testing product.

In addition, regulations implementing the Clinical Laboratory
Improvement Amendments of 1988 (the "CLIA") promulgated by the United States Department of Health and Human Services (the "HHS") and the Health Care Financing Administration on February 28, 1992, which were to become effective September 1, 1992, require that all employment drug testing, including on-site testing, be processed by a federally approved laboratory. On August 28, 1992, the HHS announced that the application of the CLIA to workplace testing would not go into effect on September 1, 1992 because of comments made on the final regulations. The comments raised questions about, among other things, whether bringing employee drug testing under the CLIA might have an unintended chilling effect on efforts to encourage drug-free workplace programs. As reported in the January 19, 1993 Federal Register, the final decision on the regulations will be delayed until further investigation is completed. Such decision has not been made as of the date hereof.

The Company believes that these proposed CLIA regulations will not be made effective because:

(1) the increased costs and burdensome procedures imposed by the CLIA will significantly reduce the volume of drug tests conducted, which is in direct conflict with the government's long-standing war on drugs,

(2) workplace testing is forensic in nature (i.e., for the purpose of determining whether an individual is using illegal drugs) and not for medical purposes (i.e., to make a health assessment for diagnostic or treatment purposes) as was the original intent of the CLIA; and


(3) inclusion of employment drug testing may be a direct violation of the Federal Administrative Procedures Act under Title 5 of the
United States Code and the United States Constitution.

If the regulations are not adopted, on-site drug testing in the workplace will continue to be exempt from the CLIA. Although the Company can obtain access to a forensic laboratory, management believes that the consequences of adoption of the regulations would add to a potential customer's costs and, accordingly, have a material adverse impact upon the Company's business with respect to employment testing in the private sector. However, the product under development is designed in such a way that management believes that the product will be exempt from CLIA regulation, even if the regulations are adapted in the current form.

Research and Development

During the fiscal years ended March 31, 1999 ("fiscal 1999"), 1998
("fiscal 1998"), and 1997 ("fiscal 1997"), the Company incurred approximately $1,118,000, $1,052,000, and $1,735,000, respectively, for development of the saliva drug testing and alcohol technology. From October 8, 1992 (inception) to March 31, 1999, the Company has spent $6,837,000 on development of the drug testing technology. See the section "Need for Financing" under this caption "Business" for information as to the estimated costs to complete the product development.

Patents and Technology

In addition to its rights under the USN patent license (see the section "History of the Company" under this caption "Business"), the Company has rights under the following patents:

(1)  U.S. Patent No. 5,183,740, "Flow Immunosensor Method and
Apparatus," issued on February 2, 1993;

(2)  U.S. Patent No. 5,354,654, "Lyophilized Ligand-Receptor
Complexes for Assay and Sensors" issued on October 11, 1994; and

(3) On November 2, 1998, the Company filed a patent application (Patent Application #09/183,295) which includes 26 claims for a saliva aspiration system used for diagnostic purposes. Management believes that this patent will provide broad patent protection for its unique saliva collection system that has significant advantages over the currently accepted method of absorption for saliva collection. The Company is not certain whether and when this patent may issue.

The Company previously had rights to use Patent No. 5,066,859, "Hematocrit and Oxygen Saturation Blood Analyzer," issued on November 19, 1992, but the assignment agreement dated January 16, 1992 between and Maurice
N. Karkur and James C. Velnosky was terminated on November 7, 1996. Management does not consider termination of the Company's rights to use this patent material to the future development and marketing of the Company's products.

The expiration date of the USN patent is February 23, 2010. The terms of the other patents are 17 years from the respective dates of issuance, subject to renewal. Termination of the Licensing Agreement for the USN patent, which would occur only on the Company's default, would end the Company's rights to develop products under the patent. Termination of the other patents or licenses to use the same would require the Company to make changes to its products that could further delay development and marketing thereof. For additional information, see the section "Material Contracts" under this caption "Business."


The patent position of technology firms is highly uncertain and involves complex legal and factual questions. Competitors have filed applications for, and in some instances have been issued, patents and may obtain additional patents and other proprietary rights relating to products or processes, such as the Company's proposed immunoassay sensor, which may be competitive with those of the Company. The Company does not currently know the scope and validity of these patents. Management is not aware of any patents covering an immunoassay sensor similar to the Company's.

Companies which have or may obtain patents relating to products or processes competitive with those of the Company could bring legal actions against the Company claiming damages and seeking to enjoin it from manufacturing, licensing and marketing the affected product. To date, no claims have been made against the Company for infringement of any patents. However, marketing of the Company's products has not begun and claims, if any, would not likely be asserted until market introduction of such products. If such a claim was to be made, its defense would be costly and the Company's business would be adversely affected, even if the Company were to prevail.
No assurance can be given that the Company would be able to prevail in any such action or that any license required under any such patent would be made available on acceptable terms.

Process patents have certain disadvantages when compared with product patents. It is more difficult to detect and prove infringement of process patents because it is sometimes impossible to ascertain the method by which any product has been produced. In addition, the value to the Company of receiving a process patent may be reduced if products that can be derived from such processes have been patented by others. The patents owned by, or licensed to, the Company include both process patents and product patents.

The Company maintains a policy of seeking patent protection in the United States and other countries in connection with certain elements of its technology when it believes that such protection will benefit the Company. Lyophilization patent applications have been filed in Canada, certain European countries and Japan. The saliva aspiration patent has only been applied for in the United States. The Company has one year to initiate filings of this patent in other countries.

The patent laws of foreign countries may differ from those of the United States as to the patentability of the Company's products and processes. Accordingly, the degree of protection afforded by foreign patents, if issued, may be different from protection afforded under associated United States patents. There can be no assurance that patents will be obtained either in the United States or in foreign jurisdictions with respect to the Company's inventions or that, if issued, the patents will be of substantial protection or commercial benefit to the Company.

Certain inventions of the Company may prove to be unpatentable or the Company may conclude that it would be more advisable to retain a patentable invention as a trade secret. In either case, the Company would have to rely on trade secrets, proprietary know how and continuing technological innovation to develop and maintain its competitive position. All key employees and consultants of the Company have executed, and project sponsors and manufacturers will be required to execute, agreements to maintain the confidentiality of the Company's proprietary information to which they have access. There can be no assurance that these confidentiality agreements will be honored or will be effective. Manufacturers, project sponsors and consultants may be engaged in competing research projects outside the scope of their agreements with the Company. There can be no assurance that such sponsors and consultants will not develop similar or superior technology independently. To the extent that such persons apply technical information independently developed by them to projects undertaken by the Company, disputes may arise as to the proprietary rights to such information.


Competition

The Company has not generated any revenues to date because its products are still in the developmental stage. If the products are developed, the Company will compete with many of the companies of varying size that already exist or may be founded in the future. The current tests available use either urine or blood as a specimen to test for drugs of abuse or use breath or saliva to test for alcohol. Management is not aware of any products that can currently perform an on-site test for drugs in blood or saliva or that can test simultaneously for drugs of abuse and alcohol. However, management recognizes that such products may be developed in the future.

With respect to testing for the presence of alcohol, the Company will compete with Intoxmeter, Inc., LifeLock, Inc. and other small manufacturers.

Although management is not aware of any current competitors with respect to on-site testing for drugs of abuse in saliva, management anticipates that the Company will face competition from at least eight major companies that provide urine substance abuse testing products: (1) enzyme-multiplied immunoassay technique (EMIT) manufactured and distributed by Syva, a division of Dade Behring Inc.; (2) radioimmunoassay (RIA) manufactured and distributed by Diagnostic Products Corp. ("DPC") and others; (3) thin layer chromatography (TLC) manufactured and distributed by Marion Laboratories, Inc. ("Marion"); (4) a fluorescence polarization immunoassay (FPIA) manufactured by Abbott Laboratories, Inc. ("Abbott"); and (5) other immunoassay tests provided by Hoffman La Roche, Inc. ("Roche"), Editek, Inc. ("Editek"); Hycor Biomedical, Inc. ("Hycor"); Princeton Biotech, Inc. ("Princeton"); and BioSite Inc. ("BioSite"). Almost all of these companies (i.e., Syva, Roche, Marion, Abbott, Editek, Hycor, Princeton and BioSite) have substantially greater financial resources available to them than does the Company to develop and to market their products.

Management believes that saliva sample testing is unique in that, to management's knowledge, no company is currently offering a substance abuse detection method using saliva samples as a specimen on an "on-site" basis. However, the Company has been advised that such a product may be under development by two or more companies. Accordingly, there can be no assurance that such a product will not be offered by a competitor. In addition, even if no such product is developed, the Company anticipates, as indicated above, competition from other substance abuse detection methods such as Syva's EMIT, Roche's RIA, Marion's TLC, Abbott's FPIA methods, and other immunoassay tests provided by Editek, Hycor, Princeton and BioSite.

The Company's market research to date has indicated a greater market potential for a saliva sample portable testing instrument for use in detecting drugs of abuse by law enforcement agencies, safety sensitive industrial companies, hospitals and other medical facilities than a urine sample instrument. However, because of the blood-equivalent, current status result, the use of this product in other potential markets that require a "lifestyle" result may be limited.

If the Company successfully completes the development of its on-site saliva sample testing method, as to which there can be no assurance, the Company may not have the financial resources to compete successfully with other companies that have greater financial resources available to them. In addition, the Company's delay in bringing a drugs of abuse and alcohol testing product to market may adversely affect its future marketing efforts because of the name recognition gained by competitors actively marketing a product during this interim period.

Material Contracts

Copies of the agreements and any amendments thereto hereinafter mentioned in this section are filed (some by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.

(a) License and Sublicense Agreements

	In January 1992, the USN and SAT signed a ten-year license agreement (the License Agreement") covering the exclusive use by SAT of the USN's technology for the five Drugs of Abuse and any other drugs that might be added to NIDA list of drugs of abuse. The License Agreement initially provided that the USN would be paid a royalty equal to six percent of the Net Selling Price (as defined in the License Agreement) for each Royalty-Bearing Product (as defined in the License Agreement) made, used or sold by SAT or its sublicensees in the Licensed Territory. There were minimum annual royalty payments of $180,000 for 1993, $375,000 for 1994, $600,000 for 1995
and $1,000,000 for 1996 and each calendar year thereafter throughout the term of the License Agreement. The License Agreement provided that the USN shall approve all sublicenses and, in accordance with such provision, the Sublicense was approved by the USN on September 24, 1993.


By an amendment dated March 15, 1994, the scope of the License
Agreement was broadened to permit SAT to use the technology for testing for methadone, benzodiazapines, barbiturates, propoxyphene, tricyclic antidepressants and anabolic steroids. Except as set forth in the preceding sentence, SAT under the License Agreement could not use the USN technology to test for other substances. The aforementioned minimum annual royalties were amended November 28, 1994 as follows: the minimum annual royalty for 1995 was reduced to $375,000 and, for 1996, it was reduced to $600,000.

By an amendment dated June 16, 1995, the term of the exclusive right under the License Agreement was extended to terminate ten years from June 27, 1995. In June 1995, the License Agreement with the USN was renegotiated and amended to provide for minimum annual royalties of $100,000 per year commencing October 1, 1995 and terminating September 30, 2005. Additional royalties will be paid pursuant to a schedule based upon sales of products. In addition, SAT was granted a nonexclusive right to use the technology thereafter for the balance of the patent term, unless the License Agreement was terminated sooner because of SAT's default. By letter dated May 15, 1995, the USN notified SAT that, because the expiration date of the USN patent had been extended to February 23, 2010 under the GATT/WTO treaty, the expiration date of the License Agreement was extended to February 23, 2010.

With the sale of SAT's majority owned position in the Company (see the section "History of the Company" under this caption "Business"), the USN agreed to transfer its License Agreement with SAT directly to the Company.
An amendment dated November 12, 1997 to the License Agreement was executed to modify the up-front $100,000 annual minimum payment so that it would be paid in several payments over the year during 1998. The amendment also included a one-time payment of $10,000 in satisfaction of any outstanding debt due to the USN from SAT. The Company has assumed all of SAT's rights, and undertaken all of SAT's obligations, under the License Agreement.

In April 1999, the Company and the USN completed negotiations for an expansion of the License Agreement. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva and urine. In addition, the royalty rate has been reduced to 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales from the previous 10% on all LifePoint product sales. The minimum royalty payment has been reduced to $50,000 in 2001 (anticipated first year of product sales) and $100,000 a year thereafter versus the previous $100,000 per year. The Company is further developing the USN-developed technology for application in its own proprietary test system. See the section "Patents and Technology" under this caption "Business."

(b) CRDA

On April 16, 1992, SAT entered into a 12-month cooperative research agreement ("CRDA") with the Naval Research Laboratory section of the USN (the "NRL") to further develop the licensing technology of the "Flow
Immunosensor".

Pursuant to an agreement dated as of January 1, 1993 by and between SAT and the Company, SAT assigned to the Company all of its rights under the CRDA. The purpose of the CRDA was to develop the prototype instruments based on the Flow Immunosensor Method and Apparatus Technology. Pursuant to the CRDA, each party retains title to any patent obtained by such party in the performance of work under the CRDA. The NRL had the right of first election to file a patent application in the United States on joint inventions made in the performance of work under the CRDA. The Company, as assignee, had the right of first election to file a patent application on such joint inventions in all other countries.


Pursuant to an amendment dated May 1993 to the CRDA, the NRL waived such right of first election with respect to the lyophilization process for the freeze-drying of immunoassay chemicals, provided that SAT filed an approved patent application on such process within three months from the date of execution of the amendment. The approved patent application was filed on July 16, 1993 and issued as U.S. Patent No. 5,354,654 "Lyophilized Ligand-Receptor Complexes for Assays and Sensors" on October 11, 1994. SAT assigned the patent to the Company. See the section "Patents and Technology" under this caption "Business."

(c) Management Agreement

From April 1, 1993 until June 30, 1997, the Company paid SAT a management fee pursuant to successive management agreements for services performed by SAT on the Company's behalf. Such services included management, administrative, accounting and other financial services and advice, including, without limitation, the services then performed by the Treasurer of the Company (who was also the Treasurer of SAT), for which he was not directly compensated by the Company; services relating to the Company's financial and banking relationships; services relating to the preparation of financial statements, budgets, forecasts and cash flow projections; cash management advice; and other miscellaneous services and advice. The management fee was discontinued after June 30, 1997 because no services were being provided after that date.

Certain Relationships with SAT

From October 1992 until January 1993, SAT conducted the Company's business operations. Effective January 1, 1993, SAT transferred to the Company all of its drug testing assets, including cash amounting to $11,626 and hard assets valued at their carrying value of $437,060 and intellectual property rights associated with the drug testing operations, for 3,500,000 shares of the Common Stock. SAT also granted the Company the Sublicense with respect to the USN technology.

As of September 30, 1997, SAT owned 76.4% of the outstanding shares of the Common Stock. From incorporation on October 8, 1992 until October 31, 1997, all directors of the Company were also directors and security holders of SAT. In addition, during that period executive officers of SAT also served as executive officers of the Company.

As a result of the sale by SAT to Meadow Lane of the controlling stockholder interest in the Company and their relationship to SAT, on October 31, 1997, Robert M. Stutman and Michael S. McCord resigned as directors of the Company, with Mr. Stutman also resigning as its Chairman of the Board. Messrs. Stutman and McCord were directors of SAT, with Mr. Stutman also serving as SAT's Chairman of the Board and Chief Executive Officer. At the same meeting, Jonathan J. Pallin who, as the transferee of Meadow Lane, is the beneficial owner of 4,307,595 shares of the Common Stock or 29.5% of the outstanding shares as of May 28, 1999, was elected as the Chairman of the Board and a director of the Company. Since October 16, 1997, Mr. Pallin had been serving as a financial consultant to the Company. In addition, Robert Muccini resigned as the Vice President, Finance, the Treasurer, the Chief Financial Officer and the Chief Accounting Officer of the Company because he held comparable positions with SAT. On April 16, 1999 the Board of Directors elected Michele A. Clark to succeed Mr. Muccini as Controller and Chief
Accounting Officer.   Linda H. Masterson, the President, the Chief Executive
Officer and a director of the Company, resigned on November 4, 1997 as a director of SAT, thereby severing the final interlocking relationship between the Company and SAT.

Since October 31, 1997, the Company has sole responsibility for its administrative and financial operations, with independent directors and executive officers and no management service arrangements with SAT.

SAT had filed in February 1996 a Registration Statement on Form S-4 under the Securities Act to merge the Company with and into a wholly-owned subsidiary of SAT (the "LifePoint Merger"). In consideration of their consent to such merger, the minority stockholders of the Company were to receive shares of SAT's Common Stock, $.01 par value. As a result of SAT's bankruptcy and its subsequent sale of its shares of the Common Stock to Meadow Lane, this SAT proposal to take the Company private was abandoned.


Loans from SAT to the Company

SAT had authorized loans to the Company not to exceed $2,000,000. The loans bore interest at the rate of 8% per annum and were to become due on the earlier of (1) five business days after the date the proposal for the then minority stockholders of the Company to consent to the LifePoint Merger was rejected or (2) the effective date of the LifePoint Merger. On May 23, 1997, the SAT Board and, on May 26, 1997, the Company's Board authorized the capitalization of $2,210,250 in indebtedness (including interest) owed by the Company to SAT as of April 30, 1997, in consideration of the issuance by the Company to SAT of 1,768,202 shares of the Common Stock. These shares are included in the 2,075,306 shares described in the succeeding paragraph. The Boards had also authorized the additional investment by SAT of $2,500,000 in exchange for 2,000,000 shares of the Common Stock on the same basis of one share of the Common Stock for each $1.25 of investment. On May 26, 1997, the Board of Directors of the Company authorized the issuance of additional shares of the Common Stock to SAT on the basis of a share of the Common Stock for each $1.25 of indebtedness owed by the Company to SAT. As a result of SAT's inability to obtain its own financing, SAT notified the Company in July 1997 that it would cease advances to the Company in August 1997.

Based on SAT's advice that the amount of indebtedness owed by the Company to SAT was $2,594,133, all of which SAT agreed to treat as a capital contribution, the Company authorized the issuance to SAT of 2,075,306 shares of the Common Stock. Such shares were issued as of June 30, 1997 prior to the sale of the shares of the Common Stock held by SAT to Meadow Lane. Subsequent to the sale, SAT advised the Company that the amount of indebtedness was $3,426,994. As such, the forgiveness of the remaining indebtedness to SAT of $832,861 was reflected as additional paid in capital as of September 30, 1997.

Recognizing that had SAT correctly reported the Company's indebtedness to SAT, an additional 666,289 shares of the Common Stock would have been issued to SAT and then sold to Meadow Lane, the Company's Board, on January 8, 1998, authorized the issuance to Meadow Lane of a Warrant expiring January 7, 2003 (the "Meadow Lane Warrant") to purchase 666,289 shares of the Common Stock at $.50 per share. The Board concluded that, as a result of structuring the transaction in this manner, Meadow Lane would receive what it thought it was buying, i.e., all of SAT's shares in the Company, and the Company, not SAT, would receive $383,144 if the Meadow Lane Warrant was exercised.

Transfer of Assets from SAT to the Company

Included in the indebtedness that was converted to additional paid in capital as noted above was approximately $345,000 relating to the purchase by the Company of various fixed assets from SAT at the Rancho Cucamonga, California premises. Certain of these assets, as well as other assets already owned by the Company, were not required for the ongoing operations of the Company and were subsequently sold for gross proceeds of approximately $126,000.

Employees

As of May 28, 1999, the Company employed 18 employees, of whom 15 were directly involved in its research and development program. Additional personnel will be required to complete the development project and, if the project is completed successfully, to manufacture the product.


ITEM 2.  PROPERTIES

The Company maintains its principal executive offices, manufacturing space and laboratory facilities in Rancho Cucamonga, California. The premises, which consist of approximately 10,000 square feet, are leased at $72,000 per year pursuant to a lease that expires March 31, 2002. Management believes that additional space will be required when and if manufacturing of the drug and alcohol test product commences.

ITEM 3.  LEGAL MATTERS

	The Company is not a party to any material litigation and is not aware of any pending litigation or contemplated proceedings by any governmental authority that could have a material adverse effect on the Company's business, results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Not Applicable.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

Exchange Market Data

The Common Stock was traded on the Pacific Exchange, Inc. (the
"Pacific Exchange") under the symbol "U.S.D.P" until May 12, 1997 when trading was suspended because the Company failed to meet the Pacific Exchange's maintenance criteria. The quarterly high and low sales prices for the Common Stock as reported by the Pacific Exchange are set forth below during the period indicated:

Quarter Ended                   High            Low

Fiscal 1997

June 30, 1996                   $4.25           $3.50
September 30, 1996               3.75            2.375
December 31, 1996                2.875           0.75
March 31, 1997                    *               *
___________________________

*According to the National Quotation Bureau, Inc., there were no sales reported during the quarter ended March 31, 1997 and the high bid and low asked prices were $1.875 and $2.00, respectively. These quotations reflected inter-dealer process, without retail mark-up, mark-down or commission, and may not have represented actual transactions. On May 12, 1997, the last day on which there was a reported market price, the closing sale price was $1.6875 per share.

Effective October 28, 1997, the Commission granted the Pacific
Exchange's application to delist and deregister the Common Stock under
Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Subsequent Trading

Effective February 4, 1998, the Company registered the Common Stock under Section 12(g) of the Exchange Act. On February 13, 1998, a broker-dealer filed a Rule 15c2-11 notice with the National Association of Securities Dealers, Inc. (the "NASD") to initiate quotations with respect to the Common Stock. The Common Stock was subsequently quoted on the NASD's OTC Bulletin Board under the symbol: LFPT. Based primarily on the current market price for the common stock, the Company does not currently meet the entry requirements for the Nasdaq system or any major national securities exchange. Secondary trading (i.e., by its stockholders) is currently permissible in 50 states and the District of Columbia.


Over-the Counter Market Data

There have been quotations in the over-the-counter market for the Common Stock since June 25, 1998. The quarterly high bid and low asked prices as quoted by the NASD's OTC Bulletin Board for the fiscal year ending 1999 are as follows:

Quarter Ended           High            Low

June 30, 1998(1)         $0.50           $1.50
September 30, 1998        2.75            1.00
December 31, 1998         1.75            0.75
March 31, 1999            1.69            1.63
______________________
(1) June 25 to 30, 1998 only.

The foregoing quotations reflected inter-dealer prices, without retail mark-up, mark-down or commission, and may not have represented actual transactions.

"Penny Stock" Rules

Because the bid price of the Common Stock has been below $5.00 per share, the security has become subject to Rule 15g-9 promulgated under the Exchange Act. This Rule imposes additional sales practices requirements on a broker-dealer which sells Rule 15g-9 securities to persons other than the broker-dealer's established customers and institutional accredited investors (as such term is defined in Rule 501(a) under the Securities Act). For transactions covered under Rule 15g-9, the broker-dealer must make a suitability determination of the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. In addition, broker-dealers, particularly if they are market makers in the Common Stock, have to comply with the disclosure requirements of Rules 15g-2, 15g-3, 15g-4, 15g-5 and 15g-6 under the Exchange Act unless the transaction is exempt under Rule 15g-1. Consequently, Rule 15g-9 and these other Rules may adversely affect the ability of broker-dealers to sell or to make markets in the Common Stock and also may adversely affect the ability of purchasers of the shares offered by this prospectus to resell their shares.

Holders

As of March 31, 1999, there were 137 holders of record and 750 beneficial shareholders.

Dividends

The Board of Directors has not declared any dividends on the Common
Stock and, in view of the continuing losses, the Company's cash requirements and the provisions of the Series A Preferred Stock, the Board has no current intention to pay any such dividends.


ITEM 6.  SELECTED FINANCIAL DATA

	The following tables set forth selected financial data of LifePoint for the five fiscal years ended March 31, 1999, 1998, 1997, 1996 and 1995 and cumulative from October 8, 1992 (inception) to March 31, 1999. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere in this Report.

  SELECTED FINANCIAL DATA YEARS ENDED MARCH 31,
												      Cumulative From
												      October 8, 1992
												       (Inception)
													  to
			    1999            1998           1997            1996            1995       March 31, 1999
Selected Statement of
  Operations Data:

Revenues:               $    -           $    -         $    -          $     -          $    -        $     -
Costs and Expenses:
 Selling, General
     and
Administrative           1,483,135          672,998        268,668          318,510         475,400        4,067,683

Research and
Development              1,117,786        1,052,233      1,735,449          949,439       1,261,219        6,836,887

Depreciation and
 Amortization              142,387          217,034        143,634          143,969         162,871          919,079
Interest Expense -
   Parent                    -               34,530         23,095            -               3,319           95,790
 Management Fees -
    Parent                   -              409,838        420,000          420,000         420,000        2,089,838
Interest Expense             -                  956          5,822           71,882          40,640          119,300
			 ---------        ---------      ---------        ---------       ---------       ----------
Total Costs and
  Expenses               2,743,308        2,387,589      2,596,668        1,903,800       2,363,449       14,128,577
			 ---------        ---------      ---------        ---------       ---------       ----------
Loss from Operations    (2,743,308)      (2,387,589)    (2,596,668)      (1,903,800)     (2,363,449)     (14,128,577)
Other Income (Expense)      46,595         (164,701)       (33,905)         262,995          31,232         (241,735)
			 ---------        ---------      ---------        ----------      ---------       ----------
Net Loss               $(2,696,713)     $(2,552,290)   $(2,630,573)    $ (1,640,805)    $(2,332,217)    $(14,370,312)
Earnings per Common
Share:
  Weighted Average
   Common Shares
   Outstanding          11,566,684        8,032,231      5,221,900        5,221,900       5,221,900

  Net Loss per
   Common Share        $     (.23)      $      (.32)   $      (.50)     $      (.31)    $      (.45)

Earnings per Common
Share,
  Assuming Dilution:
  Weighted Average
   Common Shares        11,566,684        8,032,231      5,221,900        5,221,,900      5,221,900

  Net Loss per Common
Share,
    Assuming Dilution  $     (.23)      $      (.32)   $      (.50)     $      (.31)    $      (.45)




						March 31,
			    1999            1998           1997            1996            1995
Selected Balance Sheet
	Data:
Working Capital
    ( Deficit)         $ 4,350,843      $   409,951    $(1,996,218)     $   536,880     $ 2,089,323
Total Assets           $ 5,058,408      $ 1,073,284    $   595,947      $ 1,175,390     $ 4,444,105
Stockholders' Equity   $ 4,428,684      $   735,831    $(1,573,686)     $ 1,056,887     $ 2,697,692




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company is a development stage enterprise with no earnings history. Since its inception, the Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company does not anticipate generating revenue from product sales until the third quarter of 2000.

Because the Company has not produced any revenues as a result of its being a development stage company, it has been dependent, ever since gaining its independence from SAT in October 1997 (see the section "History of the Company" in Item 1 to this Report), on the net proceeds derived from three private placements pursuant to Regulation D under the Securities Act to fund its operations, as described in the succeeding three paragraphs.

On November 21 and December 10, 1997, the Company closed as to the sales of an aggregate of 3,200,000 shares of the Common Stock at $.50 per share and the Company realized $1,600,000 in gross proceeds. There were no underwriting discounts or commissions allowed or paid pursuant to the private placement. A finder's fee of $160,000 was paid to Jonathan J. Pallin who was a member of Meadow Lane and who, on October 31, 1997, was elected as the Chairman of the Board and a director of the Company.

On July 23 and August 26, 1998, the Company closed as to the sales of an aggregate of 1,025,000 shares of the Common Stock at $1.00 per share and the Company realized $1,025,000 in gross proceeds. There were no underwriting discounts or commissions paid related to the private placement. However, a Warrant expiring December 13, 2003 to purchase 50,000 shares of the Common Stock at $1.08 was granted to an unaffiliated person for his assistance in completing $500,000 of this offering.

On January 21, 1999, the Company closed as to the sale of 600,000 shares of the Series A Preferred Stock at $10.00 per share and the Company realized $6,000,000 in gross proceeds. Finders' fees were paid to various consultants and bankers for their assistance in helping the Company to complete this private placement consisting of an aggregate of $592,078 in cash fees (including $420,451 to Mr. Pallin) and Warrants expiring January 20, 2004 to purchase an aggregate of 404,725 shares of the Common Stock (net of a cancellation) at $2.41 per share.

Management believes that, with the net proceeds from the private placement described in the preceding paragraph, the Company has sufficient funds to complete the pre-production instrument for the testing product for drugs of abuse and alcohol and that the pre-production instrument will be completed not earlier than the first quarter of 2000. There can be no assurance that management's estimate as to costs and timing will be correct. Any delays may further increase the Company's costs of development.

Management's latest estimate is that completion of the development and launching of a saliva based drugs of abuse and alcohol testing product, after the prototype, will require additional funding of approximately $7,000,000, beyond the recently raised $6,000,000, and that the product will not be launched earlier than the third quarter of 2000. This contrasts with SAT's June 1997 publicly announced incremental costs for the Company of $16,000,000 to $18,000,000 (including the costs to develop the prototype) and a launch date of the first quarter of 1999 at the earliest. However, these estimates were prior to the suspension of product development efforts and the subsequent reduced product development efforts over the last 20 months.

Since October 1997, management had been pursuing parallel paths for long-term financing venture capital, strategic partnering, a public offering and/or a private placement for all or part of the required funding.


Management had initially believed that one likely source for the additional funding would have been an investment by a venture capital investor or investors; however, management does not currently believe that an investment in the Company by a venture capital investor to be a likely source of funding at this time.

Management has also been exploring the possibility of obtaining a strategic partner(s) for the Company. To this end, the Company had an agreement with Burrill & Company ("Burrill"), a San Francisco-based merchant bank focused exclusively on servicing life science companies. The agreement with Burrill was terminated on May 7, 1999.

The Company continues to pursue strategic partnering through the Venture Merchant Group. Several large pharmaceutical and diagnostic corporations have expressed initial interest in partnering with the Company. Management anticipates that one or more partnering agreements may be completed prior to the end of this fiscal year.

Management has also pursued the possibility of an underwritten public offering and has received expressions of interest from several well-known small national and large regional firms. At least one firm has offered to conduct a public offering late 1999 or early 2000. There can be no assurance that stock market conditions would be receptive to a public offering by the Company at that time. In addition, competitive conditions in the substance abuse testing industry at that time may make the Company less attractive to potential public investors.

Having successfully consummated three private placements pursuant to Regulation D under the Securities Act since November 1997, the Company may seek to raise the additional required financing through this method. As with a public offering, there can be no assurance that potential investors would be receptive to a private placement by the Company at that time, either because of general stock market conditions or conditions generally in the substance abuse technology industry.

There can be no assurance that the Company will be successful in securing additional financing, whether through a strategic partner, a public offering or a private placement.

If all of the Warrants to purchase an aggregate of 2,714,014 shares of the Common Stock which are outstanding on March 31, 1999 were subsequently exercised, the Company would realize $2,464,272 in gross proceeds. If all of the Options to purchase an aggregate of 794,167 shares outstanding on March 31, 1999 were subsequently exercised, the Company would realize $397,084 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised, especially as to the Options and a Warrant which were not all currently exercisable as of March 31, 1999. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

Operating Cash Flows

Net cash used for operations during fiscal 1999 amounted to $2,096,000 as compared to $2,322,000 and $2,119,000 in fiscal 1998 and 1997, respectively. The cash used by operating activities in fiscal 1999 was reduced by $226,000 from fiscal 1998, which was the result of reduced expenses in fiscal 1999 due to cash constraints versus normal product development early in fiscal 1998. Cash used in operating activities for fiscal 1998 increased $203,000 from fiscal 1997 due primarily from moving product development from the research stage to the development stage.

Investing Cash Flows

During fiscal 1999, net cash used by investing activities was $24,000 as a result of purchases of property and equipment and patent related costs. During fiscal 1998, net cash provided by investing activities of $20,000 was generated from the sale of property and equipment offset by the purchases of property and equipment. Net cash used by investing activities of $53,000 during fiscal 1997 was for purchases of property and equipment.


Financing Cash Flows

Net cash provided by financing activities amounted to $6,320,000 during fiscal 1999 related to the second private placement of 1,025,000 of the Common Stock with net proceeds approximating $1,018,000 and net proceeds of $5,146,000 from the sale of 600,000 shares of the Series A Preferred Stock as described above.

Net cash provided by financing activities amounted to $2,900,000 during fiscal 1998. Financing cash flows were provided by loans from SAT of approximately $1,465,000 and the net proceeds of approximately $1,434,000 of a private placement of 3,200,000 shares of the Common Stock at $0.50 per share.

Net cash provided by financing activities amounted to $1,922,000 during fiscal 1997. Financing cash flows were provided by loans from SAT of approximately $1,668,000 and net proceeds from repayment of note receivable from SAT in the amount of approximately $282,000.

Results of Operations

Fiscal 1999 vs. Fiscal 1998

During fiscal 1999, the Company continued as a development stage enterprise with no revenues. Research and development expenses in fiscal 1999 were $1,118,000 as compared to $1,052,000 in fiscal 1998, or an increase of $66,000 or 6.2%. The increase in fiscal 1999 was primarily due to increased staffing levels. Selling, general and administrative expenses were $1,483,000 in fiscal 1999 as compared to $673,000 in fiscal 1998, or an increase of $810,000 or 120.4%. In fiscal 1998 the Company paid management fees to SAT of $410,000 which are not included in the selling, general and administrative expenses. Total selling, general and administrative expense including management fees for fiscal 1998 was $1,083,000, or an increase in fiscal 1999 of $400,000 or 36.9%. This increase is as a result of the Company's focus on investor relations, as well as additional expenses incurred for legal, accounting and administrative functions assumed with its independence from SAT. As of March 31, 1999, the Company did not anticipate generating revenues from product sales during the fiscal year ending March 31, 1999 and not until after submission of the drugs of abuse/alcohol testing product to the FDA in March 2000 at the earliest. Accordingly, management anticipated that operating losses would continue for at least a 24-month period.


The net loss for fiscal 1999 was $2,697,000 as compared to $2,552,000 for fiscal 1998. The increase of $145,000 or 5.7% was primarily the result of the increase in selling, general and administrative expenses noted above.

Fiscal 1998 vs. Fiscal 1997

During fiscal 1998, the Company continued as a development stage enterprise with no revenues. Selling, general and administrative expenses were $673,000 in fiscal 1998 as compared to $269,000 in fiscal 1997, or an increase of $404,000 or 150.2%. Management fees paid to SAT were $410,000 in fiscal 1998 as compared to $420,000 in fiscal 1997, a decrease of $10,000 or 2.4%. During fiscal 1998, the management fees were based on the proportional costs for shared resources and personnel. However, during the second quarter of fiscal 1998, the management fee was discontinued because services were no longer provided by SAT. Overall, selling, general and administrative expenses and management fees were $1,083,000 in fiscal 1998 versus $689,000 in fiscal 1997, and increased based on actual incurred expenses rather than a
previously negotiated fee.   Research and development expenditures totaled
$1,052,000 in fiscal 1998 as compared to $1,735,000 in fiscal 1997 or a decrease of $683,000 or 39.4%. The decrease was primarily the result of the temporary suspension and subsequent reduced expenditures for product development efforts by the Company, due to a cessation of funding by its former parent SAT.

The net loss for fiscal 1998 was $2,552,000 as compared to $2,631,000 for fiscal 1997. The decrease of $79,000 or 2.8% was primarily the result of a suspension and subsequent reduction in the product development expenditures due to a cessation of funding by the Company's former parent SAT.

Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company determined that all of the software currently in use on its computer system properly utilizes dates beyond December 31, 1999.

Inflation

The Company believes that inflation has not had a material effect on its results of operations.

Forward Looking Statements

This "Management's Discussion and Analysis of Financial Condition and
Results of Operations" contains forward-looking statements that are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those anticipated by the statements made above are the following:

As indicated in the section "Liquidity and Cash Resources" under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," management estimates an incremental cost of $7,000,000 over the recently raised $6,000,000 to complete the development of a saliva-based drug and alcohol testing product. Unless this financing is obtained and the product development program successfully completed (which is not anticipated until the third quarter of 2000 at the earliest), the Company will continue without revenues from a product or service and, accordingly, will have to cease operating. Although management is pursuing, or will pursue, these financial routes: a strategic partner, a public offering and a private placement, there can be no assurance that any additional financing will be consummated.

As of March 31, 1999, the Company employed 14 employees, of whom 12 were directly involved in its research and development program. Management estimates that it will require approximately 24 scientists and engineers to complete this project and, if the product is successfully developed, approximately 24 persons to commence manufacturing thereof. There can be no assurance that such personnel will be available when the Company requires them, especially at its current location in Rancho Cucamonga, California. Management anticipates that the Company, in such circumstances, may have to move to a different location in California where such personnel may be more readily available, which move will add to the Company's costs. There can be no assurance that the Company, in such circumstances, will be any more successful in such new location in obtaining such personnel.

An independent consultant in June 1997 confirmed management's belief that the Company's saliva-based drugs of abuse and alcohol testing products could be developed and that, once developed, there would be a significant market therefor. However, there are certain risks in any research and development program that the product will not ultimately be developed, that it will be developed later than anticipated, that the estimated costs will be higher than projected and that the market may be smaller then anticipated when the product is ultimately marketed.


Also, as indicated in "Business-Competition," management believes that saliva sample testing is unique in that, to its knowledge, no company is currently offering a substance abuse detection method using saliva samples as a specimen on an "on-site" basis. However, as noted therein, the Company has been advised that such a product may be under development by two or more companies and, accordingly, there can be no assurance that such a product will not be offered by a competitor.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Please see Item 14 of this Report for financial statements and supplementary data.

ITEM 9.  CHANGES IN ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

	Not Applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following table contains certain information relating to the directors and executive officers of the Company as of May 28, 1999:

Name                            Age                     Position

Linda H. Masterson              48              President, Chief Executive
						Officer, and a director
Thomas J. Foley                 59              Senior Vice President,
						Research and Development
Michele A. Clark                46              Controller and Chief
						Accounting Officer
Peter S. Gold                   74              Director
Jonathan J. Pallin              49              Director
Paul Sandler                    59              Director

Each director of the Company is elected to serve until the next Annual Meeting of Stockholders or until his or her successor is elected and shall have qualified. Each director listed above was reelected at the Annual Meeting of Stockholders held on August 13, 1998. Each officer of the Company is elected by the Board of Directors to serve at the discretion of the Board.

	The last Annual Meeting of Stockholders was held on August 13, 1998. The current Board intends to call the next Annual Meeting of Shareholders for August 20, 1999.

Business History

Linda H. Masterson has over 26 years industry experience and over 20 years experience in marketing, sales and business development in the medical diagnostics, healthcare and biotechnology fields. She was elected a director of SAT on September 26, 1995. Effective May 13, 1996, she became the President and Chief Operating Officer of SAT. On May 31, 1996, she was elected a director of the Company and, on July 31, 1996, the President and Chief Operating Officer of the Company. Effective November 19, 1996, she relinquished her duties as the Chief Operating Officer of SAT in order to devote more time to supervising the development program of the Company and the operations of the then Alcohol Products and BioTox Divisions of SAT. On May 23, 1997, she resigned as the President of SAT in order to become the Chief Executive Officer of the Company (formally designated as such on May 26, 1997). On November 4, 1997, she resigned as a director of SAT, thereby terminating her last position with the former parent of the Company. Until May 13, 1996 when she became an employee of SAT, she was employed as the Executive Vice President of Cholestech, Inc., a start-up diagnostic company, for which she developed and restructured the company's business strategy. In November 1993, Ms. Masterson founded Masterson & Associates, a company of which she was the President and owner until she joined Cholestech, Inc. in May 1994, which was engaged in the business of providing advice to start-up companies, including the preparation of technology and market assessments and the preparation of strategic and five-year business plans for biotech, medical device, pharmaceutical and software applications companies. From April 1992 to November 1993, Ms. Masterson was employed as the Vice President of Marketing and Sales of BioStar, Inc., a start-up biotech company focused on the commercialization of a new detection technology applicable to both immunoassay and hybridization based systems. From 1989 to 1992, she was employed as Senior Vice President of Marketing, Sales and Business Development by Gen-Probe, Inc., a specialized genetic probe biotechnology company focused on infectious diseases, cancer and therapeutics. Prior to 1989, Ms. Masterson was employed for 12 years in various domestic and international marketing and sales positions at Johnson & Johnson, Inc., Baxter International Inc. and Warner Lambert Co. Ms. Masterson has a BS in Medical Technology from the University of Rhode Island, an MS in Microbiology/Biochemistry from the University of Maryland and attended the Executive Advanced Management Program at the Wharton School of Business at the University of Pennsylvania.


Thomas J. Foley has over 25 years' experience in the medical diagnostic industry. He was elected to his officership in the Company effective March 9, 1998. From November 1997 to March 1998, he was a consultant to various companies. From November 1994 to November 1997, he served as the Executive Vice President of Business and Product Development at HiChem/Elan Diagnostics ("HiChem"), where he managed research and development, regulatory affairs (including FDA submissions), strategic and business planning, technology assessment for acquisitions, and manufacturing operations. Prior to joining HiChem in November 1994, Dr. Foley was Vice President of Research and Development at Hycor Biomedical, Inc. ("Hycor"), where he was responsible for research and development of all products, including drugs of abuse products, over an eight-year period from May 1986 to November 1994. Prior to Hycor, Dr. Foley was Vice President of Research and Development at Gilford Instruments from 1983 to 1986 and Worthington Diagnostics from 1981 to 1983. Prior to Worthington Diagnostics, Dr. Foley worked at Beckman Instruments, Inc. and was the chemistry product development manager for the Astra, one of Beckman's most successful product lines. Dr. Foley has a Ph.D. in Biochemistry from Trinity College, Dublin.

Michele A. Clark became an employee of LifePoint on April 12, 1999 and was elected as the Controller and appointed as the Chief Accounting Officer on April 16, 1999. Ms. Clark has over twenty-five years of accounting and finance experience in manufacturing and high tech companies. Ms. Clark was most recently the Controller at Auto-Graphics, Inc., a software development company, where she managed all accounting, finance, human resource, and administrative functions within the company. Additionally, she was responsible for all SEC filings and shareholder relations. Prior to Auto-Graphics, Ms. Clark was Controller at Typecraft, Inc., a commercial lithographer, where she was responsible for all accounting, finance, and human resource functions. Prior to Typecraft, Ms. Clark served as accounting manager for three retail companies with multiple locations. Ms. Clark graduated Cum Laude with a B.S. in Accounting from University of La Verne.

Peter S. Gold was elected as a director of the Company on December 5, 1997. He retired in 1988 as Chairman and Chief Executive Officer of Price Pfister, Inc., the largest manufacturer of faucets in the world. Mr. Gold did a leveraged buyout and purchased the company in 1983; he subsequently took the company public in 1987; and sold the company in 1988. Price Pfister is now owned by Black & Decker. Mr. Gold is a Director Emeritus of The Home Depot, Inc. and has major investments in commercial real estate in various parts of the United States. Mr. Gold is Chairman of the Board of Trustees of Pitzer College (Claremont College), Claremont, CA, and a member of the Board of Trustees of the City of Hope. Mr. Gold received a Doctor of Humane Letters from Pitzer College, Claremont, CA, and received a law degree at Southwestern University, Los Angeles, CA.

Jonathan J. Pallin was elected Chairman of the Board and a director of the Company on October 31, 1997. He resigned as the Chairman of the Board on January 8, 1999. However, he continued to serve the Company as a financial consultant until March 31, 1999. He has over 22 years experience in the financial markets as an institutional fixed income broker, financial consultant, and served in an investment banking advisory role. Mr. Pallin served as Senior Vice President, Retail Brokerage for PaineWebber Incorporated from January 1991 to July 1993, as a Senior Vice President Investments, Retail Brokerage for Baraban Securities Incorporated from July 1993 to May 1996 and as a Vice President, Retail Brokerage for Sutro & Co. Incorporated from May 1996 to October 1997. Mr. Pallin has an MBA from Arizona State University with a major emphasis on Accounting, and a BS from Long Island University (Southampton) in Business and Psychology.

Paul Sandler was elected as a director of the Company on December 5, 1997. He is a Board Certified pediatric nephrologist at the Arizona Kidney Disease & Hypertension Center in Phoenix. Additionally, Dr. Sandler is the Medical Director at Walter Boswell Memorial Hospital, the Phoenix Artificial Kidney Center, and South Phoenix Dialysis Center, the South Mountain Dialysis Services, and Phoenix Memorial Hospital PPG. Dr. Sandler was a fellow at Albert Einstein College of Medicine in New York City, and received his post-graduate training at Kings County Hospital, New York City. Dr. Sandler received his MD at the State University of New York, and received his BA from Emory University.


Family Relationships

Jonathan J. Pallin and Paul Sandler are brothers-in-law. There are no other family relationships between the officers and directors of the Company.


Compliance with Section 16(a) of the Exchange Act

	Based solely on a review of Forms 3 and 4 furnished to LifePoint under Rule 16a-3(e) promulgated under the Exchange Act, with respect to fiscal
1999, LifePoint is not aware of any director or officer of LifePoint who failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act during fiscal 1999. Except that each of Linda H. Masterson (the President, the Chief Executive Officer and a director), Thomas J. Foley (Senior Vice President, Research and Development) and William B. Benken (formerly a Vice President) filed one report three days late, each reporting one transaction (i.e., the grant on an Option under the Stock Option Plan).

	As of March 31, 1999, Jonathan J. Pallin, Herman S. Sandler and the General Conference Corporation of Seventh-day Adventists (the "Seventh-day Adventists") were the only beneficial owners of 10% or more of the Common Stock. Both Mr. Pallin and the Seventh-day Adventists have advised LifePoint that they made timely filings with respect to their transactions in fiscal 1999 and Mr. Sandler has advised that he had no transactions in fiscal 1999.


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

	The following table provides certain summary information concerning compensation paid or accrued by LifePoint during fiscal 1999, fiscal 1998 and fiscal 1997 to the sole person who served as Chief Executive Officer during fiscal 1999 and to each other executive officer whose total annual salary and bonus exceeded $100,000 during any such year.

				Annual Compensation                  Long Term Compensation
							   Other
							   Annual    Securities
							   Compen-   Underlying   All Other
Name and Principal Position     Year    Salary      Bonus  sation    Options      Compensation

Linda H. Masterson              1999    184,038(2)                     50,000
Chief Executive Officer         1998    125,249(2)                    700,000
and President (1)               1997          0(3)

Thomas J. Foley                 1999    135,769                       220,000
Sr. Vice President, Research
and Development

Stephen J. Kline                1999         --
Vice President, Research        1998     20,131(5)                    150,000(6)
and Development(4)              1997    125,000                        50,000(6)

(1) Ms. Masterson was elected President of LifePoint effective August 1, 1996 and designated as its Chief Executive Officer on May 26, 1997.

(2) The amount shown in the table for 1998 does not reflect $33,654 paid by SAT to Ms. Masterson for the period April 1 to June 1, 1997 nor $19,038 in deferred salary which was paid in October, 1998 after LifePoint obtained long-term financing. Effective August 11, 1997, LifePoint directly paid all compensation for Ms. Masterson.

(3) Ms. Masterson became an employee of SAT on May 13, 1996 and all compensation paid to her for fiscal 1997 was paid by SAT. To the extent any such services were on behalf of LifePoint, this was reflected in SAT's management fee to LifePoint.

(4)     Dr. Kline resigned on September 12, 1997.

(5) The amount shown in the table does not reflect $50,000 paid by SAT to Dr. Kline during fiscal 1998.

(6) These options were cancelled upon his resignation. See note (6) to this table.


Option/SAR Grants in Last Fiscal Year

On August 14, 1997, the Board of Directors adopted, subject to stockholder approval, the Stock Option Plan providing for the granting of Options to purchase up to 1,000,000 shares of the Common Stock to employees (including officers) and persons who also serve as directors and consultants of the Company. On June 5, 1998, the Board increased the number of shares subject to the Stock Option Plan to 2,000,000, again subject to stockholder approval. Stockholder approval was given on August 13, 1998. The Options may either be incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") to be granted to employees or nonqualified stock options to be granted to employees, directors or consultants.


As of March 31, 1999, Options to purchase an aggregate of 794,000 shares of the Common Stock granted to employees (including officers) were outstanding. As of such date, Options to purchase an aggregate of 41,197 shares of the Common Stock had been exercised and Options to purchase an aggregate of 130,278 shares of the Common Stock were then exercisable. Options granted to date under the Stock Option Plan have generally become exercisable as to one-quarter of the shares subject thereto on the first anniversary date of the date of grant and as to 1/36th of the remaining shares on such calendar day each month thereafter for a period of 36 months. Certain Options will become exercisable upon the achievement of certain goals. The exercise price per share for incentive stock options under the Code may not be less than 100% of the fair market value per share of the Common Stock on the date of grant. For nonqualified stock options, the exercise price per share may not be less than 85% of such fair market value. No Option may have a term in excess of ten years. Of the Options outstanding as of March 31, 1999, all were incentive stock options except for Options to purchase an aggregate of 120,000 shares and all had an exercise price of $.50 per share. The Options had expiration dates ranging from August 13, 2002 to June 30, 2008.

The Company has never granted any stock appreciation rights.

The following table contains information concerning the grant of stock options to the named executive officers whose compensation for fiscal 1999 exceeded $100,000 as reported in the Summary Compensation Table in this Item
11 to this Report.


				    Individual Grants
				----------------------------------------------------------
				Number of       Percentage of                                   Potential Realizable Value
				Securities      Total Options                                   at Assumed Annual Rates of
				Underlying      Granted to                                      Stock Price Appreciation
				Options         Empoyees in      Exercise or                       for Option Term (3)
				Granted         Fiscal           Base Price    Expiration       ---------------------------
Name                              (#)           1999 (1)         ($/Sh) (2)    Date             5% ($)          10% ($)
Linda H. Masterson               50,000           28.6%             $0.50      6/30/08          $40,722         $64,844

Thomas J. Foley                  20,000           11.4%             $0.50      6/30/08          $16,289         $25,937


(1) Based upon Options to purchase 175,000 shares of Common Stock granted in fiscal 1999.

(2) The exercise price is equal 100% of the fair market value of the Common Stock at the date of grant, as determined by the Board of Directors at the time of grant.

(3) The potential realizable value is calculated based upon the term of the option at the time of grant (ten years). Stock price appreciation of five percent and ten percent is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent the Company's prediction of the stock price performance.


Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

A total of 41,197 stock options were exercised by employees terminating their employment during fiscal 1999.

As indicated in the preceding section, LifePoint has never granted any stock appreciation rights.

	The following table shows the fiscal year-end option values for the named executive officers whose compensation for fiscal 1999 exceeded $100,000 as reported in the Summary Compensation Table in this Item 11 to this Report.



		      Number of Securities            Value of Unexercised
		      Underlying Unexercised          In-The-Money Options
		      Options At Fiscal Year-End (#)  At Fiscal Year End ($)
Name                  Exercisable/Unexercisable       Exercisable/Unexercisable

Linda H/. Masterson       466,667/283,333               $772,917/$469,270 (1)

Thomas J. Foley            25,000/195,000                $41,406/$322,969 (1)


(1) The market value of the options on March 31, 1999 is based on the average of the high bid and low asked prices of $1.65625 per share on that date.

Other Compensation

The Company currently has no pension plan in effect and has in effect no restricted stock plan, no stock appreciation rights nor any other long-term incentive plan under which grants or allocations may be made in the fiscal 1999 or thereafter.

Director Compensation

On April 16, 1999 the Board of Directors approved a compensation plan for outside directors. In consideration of the services to be performed as a director of the Corporation, each director:

(a) who is not an employee of the Corporation, or any subsidiary of the Corporation (if hereafter created) or

(b) who is not a consultant to the Corporation, or any subsidiary of the Corporation and is paid a fee on a monthly basis shall receive as compensation a grant of an option pursuant to the Stock Option Plan.
Each grant shall be for the right to purchase 15,000 shares of the Common Stock on an annual basis. The initial grant to be on the day of his/her first election as a director of the Corporation, whether by the Board or the stockholders and thereafter on the anniversary day of such first election. The exercise price of each option shall be the Fair Market Value as determined pursuant to the Stock Option Plan on the respective date of the grant, or if not a business day, on the preceding day on which the Common Stock was traded. Each option will expire ten years from its date of grant and will become exercisable as to one quarter of the shares of Common Stock on the first anniversary of the date of grant and 1/36th of the remaining shares of the Common Stock on the same date each month thereafter for a period of 36 months.

See Item 13 to this Report for information as to a compensation arrangement with Jonathan J. Pallin for his former services as Chairman of the Board and subsequently as a financial consultant to the Company.

Employment and Severance Agreements

There are no employment agreements currently in effect in the Company.


Pursuant to a Severance Agreement dated as of October 27, 1997 (the "Masterson Severance Agreement") between the Company and Linda H. Masterson, the Company has agreed to pay Ms. Masterson for her services as Chief Executive Officer and President of the Company a base salary of $165,000; provided, however, such amount was to be $120,000 from October 27, 1997 to the date at least $5,000,000 in long term financing was obtained, at which time or upon her termination the difference was to be paid to her. As a result of the consummation of the Company's third private placement on January 21, 1999 (see "Business-Need for Financing") this limitation terminated and, effective January 29, 1999, she is being paid at the authorized rate and $19,038 of the deferred salary was paid to her in October 1998.

The Masterson Severance Agreement also provided for the grant of:

(1) a stock option under the Stock Option Plan to purchase 150,000 shares of the Common Stock at $.50 per share, the option to become immediately exercisable as to all shares subject thereto in the event she is terminated without cause, the Company is acquired or sold without the Board's approval, the corporate headquarters are moved outside the State of California, the positions of Chief Executive Officer or President are eliminated or her duties are substantially changed;

(2) stock options to purchase 150,000 shares of the Common Stock, an option to purchase 75,000 shares to be granted upon completion of the working pilot plant project and an option to purchase 75,000 shares to be granted upon product release into the first targeted market; and

(3) Common Stock purchase warrants to purchase 400,000 shares of the Stock at $.50 per share, a warrant to purchase 200,000 shares which was granted upon the purchase of SAT's shares by Meadow Lane and a warrant to purchase 200,000 shares to be granted at the completion of the long term financing of at least $5,000,000.

The stock options have all been granted as Options under the Stock Option Plan. Also as a result of the private placement referred to in the preceding paragraph, the second warrant has now become exercisable.

In the event that Ms. Masterson is terminated without cause (as defined in the Masterson Severance Agreement), she will be paid severance pay in a lump sum amount equal to her annual base salary that would have been paid to her had she not been terminated during the period between the date of termination and October 27, 2001.

The Company had a Severance Agreement dated as of October 24, 1997 (the "Benken Severance Agreement") with William B. Benken, the then Vice President, Operations of the Company. Because Mr. Benken was terminated for cause on October 7, 1998, the Benken Severance Agreement did not become operative.

Copies of the Masterson Severance Agreement and the Benken Severance Agreement are filed (by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 28, 1999, certain information with respect to (1) any person known to the Company who beneficially owned more than 5% of the Common Stock, (2) each director of the Company, (3) the Chief Executive Officer of the Company; and (5) all directors and executive officers as a group. Each beneficial owner who is a natural person has advised the Company that he or she has sole voting and investment power as to the shares of the Common Stock, except that until a Warrant or an Option is exercised, there is no voting right. See "Description of Securities-Series
A Preferred Stock-Voting Rights" for information as to the voting rights of the holders of shares of the Series A Preferred Stock.

Number of Shares                       Percentage of
Name and Address                      of Common Stock       Common Stock
of Beneficial Owner                  Beneficially Owned  Beneficially Owned (1)

General Conference Corporation          5,735,000(2)             30.5%
of Seventh-day Adventists
12501 Old Columbia Pike
Silver Spring, MD 20804-6600

Jonathan J. Pallin (3)                  4,307,595(4)             29.5%
131 East Holly Street
Pasadena, CA 91103

Herman Sandler                          1,700,000(5)             11.5%
2 World Trade Center, 104th Floor
New York,  NY  10048

Melvin Simon
c/o Melvin Simon & Associates, Inc.(6)    500,000(7)              3.4%
115 W. Washington Street
Indianapolis, IN 46204

Herbert Simon (6)
c/o Melvin Simon & Associates, Inc.       500,000(7)              3.4%
115 W. Washington Street
Indianapolis, IN 46204

Peter S. Gold (8)                         900,000(9)              6.2%
16027 Ventura Blvd., Suite 601
Encino, CA  91436

Linda H. Masterson (10)                   484,375(11)             3.3%
10400 Trademark Street
Rancho Cucamonga, CA 91730

Paul Sandler (8)                          200,000                 1.4%
333 West Hatcher Road
Phoenix, AZ  85021

All directors and executive             5,930,302(12)            38.7%
officers as a group (six persons)
_________________________


(1) The percentages computed in this column of the table are based upon 14,294,357 shares of the Common Stock which were outstanding on May 28, 1999. Effect is given, pursuant to Rule 13d-3(l)(i) under the Exchange Act, to shares issuable upon the exercise of the Warrants and Options currently exercisable or exercisable within 60 days of May 28, 1999 and, where applicable, to the conversion of the Series A Preferred Stock, all of which shares was currently convertible as of such date.

 (2) The shares reported in the table include 4,500,000 shares issuable upon the conversion of 225,000 shares of the Series A Preferred Stock.
(3) A director of the Company since October 31, 1997 and the Chairman of the Board from that date until January 8, 1999.

(4) The shares reported in the table reflect (a) 4,007,306 shares of the 5,575,306 shares acquired by Meadow Lane from SAT (see section "Business-History of the Company") and then transferred to Mr. Pallin and (b) 300,289 shares issuable upon the exercise of that portion of the Meadow Lane Warrant transferred to him. The shares reported in the table do not give effect to a common stock purchase warrant expiring October 28, 1999 to purchase 100,000 shares at $.0448 per share from Mr. Pallin granted by him to an unaffiliated person in October 1997.

 (5) The shares reported in the table reflect (a) 1,250,000 shares of the 5,575,306 shares acquired by Meadow Lane from SAT and then transferred to Mr. Sandler; (b) 150,000 shares issuable upon the exercise of that portion of the Meadow Lane Warrant transferred to Mr. Sandler; and (c) 300,000 shares issuable upon the exercise of a Warrant expiring November 4, 2002 exercisable at $.50 per share.

(6) The shares reported in the table for each of these two stockholders were acquired by Melvin Simon & Associates, Inc. from LifePoint in two private placements and subsequently distributed to the stockholders in March 1999. Because the two stockholders may be deemed to be a "group" pursuant to Rule 13d-5(b)(1) under the Exchange Act, LifePoint reported their ownership in the table, even though they disclaim beneficial ownership in each other's shares.

(7) The shares reported in the table include 250,000 shares issuable upon the conversion of 12,500 shares of the Series A Preferred Stock.

(8)     A director of the Company since December 5, 1997.

(9) The shares reported in the table include an aggregate of 200,000 shares issuable upon the exercise of the two Warrants expiring November 4, 2002, one for 100,000 shares exercisable at $.50 per share and the other exercisable at $1.00 per share.

(10) A director of the Company since May 31, 1996; effective August 1, 1996, its President; and, effective May 23, 1997, its Chief Executive Officer.


(11) The shares reported in this table reflect (a) 400,000 shares issuable upon the exercise of two Warrants expiring October 26, 2002 at $.50 per share, (b) 71,875 shares issuable upon the exercise at $.50 per share of an Option expiring August 13, 2007 and (c) 12,500 shares issuable upon the exercise of an Option expiring June 29, 2008.. The shares do not reflect (a) an aggregate of 115,625 shares subject to the foregoing Options as to which the Options were not exercisable at May 28, 1999 or within 60 days thereafter or (b) 150,000 shares subject to another Option which was not exercisable at May 28, 1999 or within 60 days thereafter.

(12) The shares reported in the table include (a) those issuable upon the exercise of the Warrants and the Options described in Notes (4), (9) and (11) to the table and (b) 33,332 shares issuable upon the partial exercise at $.50 per share of an Option expiring March 19, 2008 granted to an executive officer of the Company and (c) 5,000 shares issuable upon the partial exercise at $.50 per share of an option expiring June 29, 2008 granted to the same executive officer.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	See the sections "Material Contracts "and" Certain Relationships with SAT" under the caption "Business" for information as to transactions between the Company and SAT, its major stockholder, during fiscal 1998.

See the section "Employment and Severance Agreements" under this caption "Management" for information relating to the severance agreements with Linda H. Masterson, the President, the Chief Executive Officer and a director of the Company, and William B. Benken, the former Vice President, Operations of the Company.

As indicated in "Business-Need for Financing," Jonathan J. Pallin, the Chairman of the Board from October 31, 1997 until January 8, 1999 and a director of the Company, received a finder's fee of $160,000 for a private placement, which fee was authorized prior to his being elected to such positions.

On April 28, 1998, the Board authorized the following compensation arrangement for Mr. Pallin for his services on a daily basis as Chairman of the Board of the Company:

(1) a fee of $10,000 per month for a one-year period commencing
April 1, 1998 and

(2) a bonus of (a) $75,000 if the Company obtains cash financing of $5,000,000 to $6,900,000; (b) $100,000 if the Company obtains cash financing of $7,000,000 to $9,900,000; and (c) $125,000 if the Company
obtains cash financing of over $10,000,000, subject to certain limitations.

On January 8, 1999, the Board accepted the resignation of Mr. Pallin as the Chairman of the Board, canceled the foregoing bonus compensation arrangement and authorized his engagement as a financial consultant to the Company on the following terms:

(1)  he would continue to receive $10,000 per month through March
31, 1999 on the basis he would continue to serve the Company on a daily basis as a financial consultant and

(2) he would receive a finder's fee of 10% of the gross proceeds from any purchaser whom or which he secured for a Company financing.

He received $420,451 as his finder's fee for the Company's third private placement closed on January 21, 1999 (see the section "Liquidity and Capital" in Item 7 to this Report).


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

The LifePoint financial statements appear in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

								Page

Report of Ernst & Young LLP                                     F-1
Report of Wolinetz, Gottlieb & Lafazan, P.C.                    F-2
Balance Sheets as of March 31, 1999 and 1998                    F-3
Statements of Operations for the years ended March 31, 1999,
1998 and 1997 and for the Period from October 8, 1992
(inception) to March 31, 1999                                   F-4
Statements of Stockholders' Equity for the years
ended March 31, 1999, 1998 and 1997 and for the Period
from October 8, 1992 (inception) to March 31, 1999              F-5
Statements of Cash Flows for the years ended March 31, 1999,
1998 and 1997 and for the Period from October 8, 1992
(inception) to March 31, 1999                                    F-6
Notes to Financial Statements                                    F-8

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

Exhibit
Number    Exhibit Title
2(b)      Agreement and Plan of Merger dated as of April 23, 1996 by and
	  among SAT, U.S. Drug Acquisition Corp. and LifePoint.(1)
2(b)(1) Agreement and Plan of Merger dated as of February 17, 1997 by and among SAT, U.S. Drug Acquisition Corp. and LifePoint.(3)
3(a) Copy of Certificate of Incorporation of LifePoint as filed in Delaware on October 8, 1992.(2)
3(a)(1)   Copy of Amendment to the Certificate of Incorporation as filed
	  in Delaware on October 13, 1992.(3)
3(a)(2)   Copy of Amendment to Certificate of Incorporation filed in
	  Delaware on February 25, 1998(4)
3(a)(3) Copy of Amendment to Certificate of Incorporation as filed in Delaware on January 19, 1999. (5)
3(a)(4)   Copy of Restated Certificate of Incorporation as filed in
	  Delaware on April 29, 1999.
3(b)      Copy of By-Laws of LifePoint as initially adopted.(3)
3(b)(1) Copy of By-Laws of LifePoint as adopted on February 26, 1999 superseding those filed as Exhibit 3(b) hereto.
10(a)     Copy of License Agreement dated January 24, 1992 by and between
	  the USN and USAT. (Confidential Treatment Requested for Exhibit.)(3) 10(a)(1) Copy of Amendment dated March 15, 1994 to License Agreement filed
	  as Exhibit 10(a) hereto.(1)
10(a)(2)  Copy of Amendment dated June 16, 1995 to License Agreement filed
	  as Exhibit 10(a) hereto.(1)
10(a)(3)  Copy of Letter dated May 15, 1995 from the USN to SAT.(1)
10(a)(4) Copy of Fifth Modification dated November 12, 1997 to License Agreement filed as Exhibit 10(a) hereto.(4)
10(a)(5) Copy of Partially Exclusive License dated March 12, 1999 between LifePoint and the United States of America as represented by
	  the Secretary of the Navy.
10(b)     Copy of Assignment dated as of January 1, 1993 between U.S. Drug
	  and USAT of Licensing Agreement filed as Exhibit 10(a)
	  hereto.(3)
10(b)(1) Copy of Amended Sublicense Agreement dated September 23, 1993 superseding the Assignment filed as Exhibit 10(b) hereto.(1)
10(b)(2) Copy of Approval dated September 24, 1993 by the USN of Amended Sublicense Agreement filed as Exhibit 10(b) hereto.(1)
10(c)     Copy of Cooperative Research Agreement (the "CRDA Agreement")
	  dated April 16, 1992 by and between Naval Research
	  Laboratory Section, United States Department of the Navy,
	  and SAT.(3)
10(d) Copy of Management Agreement dated April 1, 1993 by and between LifePoint and SAT.(3)
10(d)(1)  Copy of Amendment dated July 20, 1993 to Management Services
	  Filed as Exhibit 10(d) hereto.(3)
10(e) Copy of Lease expiring January 31, 1997 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord
	  and SAT as Tenant(6)
10(e)(1)  Copy of Lease Modification Agreement to Lease filed as Exhibit
	  10(e) hereto.(7)
10(e)(2) Copy of Sub-Lease Agreement dated as of January 1, 1993 by and between SAT as sub-landlord and LifePoint as subtenant.(3)
10(e)(3)  Copy of Third Amendment dated January 2, 1997 to Lease filed as
	  Exhibit 10(e), hereto.(8)
10(e)(4)  Copy of Fourth Amendment dated November 3, 1997 to Lease filed as
	  Exhibit 10(e) hereto.(4)
10(e)(5)  Copy of Fifth Amendment dated August 18, 1998 to Lease dated
	  March 18, 1991 by and between Rancho Cucamonga Business Park
	  (now The Realty Trust) as landlord and SAT (now LifePoint)
	  as tenant.(5)
10(e)(6) Copy of Sixth Amendment dated March 31, 1999 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now
	  The Realty Trust) as landlord and SAT (now LifePoint) as
	  tenant.
10(f) Form of Warrant Agreement by and between LifePoint and Baraban Securities, Incorporated.(3)
10(f)(1)  Form of Common Stock purchase warrant expiring October 13, 1998
	  of LifePoint.(3)
10(g)     Copy of LifePoint's 1994 Stock Option/Stock Issuance Plan.(9)
10(g)(1) Form of Stock Option expiring October 2, 2004 of LifePoint.(9) 10(g)(2) Copy of LifePoint's 1997 Stock Option Plan.(4)
10(g)(3)  Form of Stock Option used under Plan filed as Exhibit 10(g)(2).(4)
10(h)     Copy of Employment Agreement dated March 1, 1993 between Doug
	  Allen, SAT and LifePoint.(1)
10(i) Copy of Severance Agreement dated as of October 27, 1997 between LifePoint and Linda H. Masterson.(4)
10(j) Copy of Severance Agreement dated as of October 24, 1997 between LifePoint and William B. Benken.(4)
10(k)     Copy of Agreement dated December 1, 1998 between Burrill and
	  Company and LifePoint.(5)
23(a)     Consent of Ernst & Young LLP
23(b)     Consent of Wolinetz, Gottlieb and Lafazan, P.C.
__________________


(1) Filed as an exhibit to LifePoint's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

(2) Filed as an exhibit to LifePoint's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(3) Filed as an exhibit to LifePoint's Registration Statement on Form SB-2, File No. 33-61786, and incorporated herein by this reference.

(4) Filed as an exhibit to LifePoint's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by this reference.

(5) Filed as an exhibit to LifePoint's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by this reference.

(6) Filed as an exhibit to SAT's Annual on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by this reference.

(7) Filed as an exhibit to LifePoint's Quarterly Report on Form 10-K for the quarter ended September 30, 1997 and incorporated herein by this reference.

(8) Filed as an exhibit to SAT's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by this reference.

(9) Filed as an exhibit to SAT's Registration Statement on Form S-8, File No. 33-89346.



SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 1999.

						LIFEPOINT, INC.
						(Registrant)

						By: /s/ Linda H. Masterson
						Linda  H. Masterson
						President and Chief
						Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on June 29, 1999.

Signature                                       Title

/s/ Linda H. Masterson                  Principal Executive Officer and a
Linda H. Masterson                      Director

/s/ Michele A. Clark                    Principal Accounting Officer
Michele A. Clark

/s/ Peter S. Gold                       Director
Peter S. Gold

/s/ Jonathan J. Pallin                  Director
Jonathan J. Pallin

/s/ Paul Sandler                        Director
Paul Sandler


REPORT OF INDEPENDENT AUDITORS




The Board of Directors
LifePoint, Inc.


	We have audited the accompanying balance sheets of LifePoint, Inc. (a development stage enterprise) (the "Company") as of March 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999, and for the period October 8, 1992 (inception) through March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period October 8, 1992 (inception) through March 31, 1995 were audited by other auditors whose report dated May 26, 1995 expressed an unqualified opinion on those statements. The financial statements for the period October 8, 1992 (inception) through March 31, 1995 include total costs and expenses and a net loss of $4,497,000 and $4,850,000, respectively. Our opinion on the statements of operations and cash flows for the period October 8, 1992 (inception) through March 31, 1999, insofar as it relates to amounts for prior periods through March 31, 1995, is based solely on the report of other auditors.

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

	In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of LifePoint, Inc. at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999 and the period from October 8, 1992 (inception) through March 31, 1999, in conformity with generally accepted accounting principles.


							 Ernst & Young LLP


Riverside, California
March 31, 1999

				Page F-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
LifePoint, Inc.
Rancho Cucamonga, California


We have audited the accompanying statements of operations, stockholders' (deficit) equity and cash flows for the year ended March 31, 1995 and the period from October 8, 1992 (inception) through March 31, 1995 of LifePoint, Inc. (a Development Stage Enterprise). These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the statements referred to above present fairly, in all materials respects, the results of operations and cash flows of LifePoint, Inc. for the year ended March 31, 1995 and the period from October 8, 1992 (inception) through March 31, 1995, in conformity with generally accepted accounting principles.



WOLINETZ, GOTTLIEB & LAFAZAN, P.C.



Rockville Centre, New York
May 26, 1995


					LIFEPOINT, INC.
				(a Development Stage Enterprise)

					BALANCE SHEETS
					   March 31

					      1999                   1998
ASSETS

Current assets:

Cash and cash equivalents                 $ 4,796,432              $   597,254
Prepaid expenses and other
   current assets                              35,882                  150,150
					    ---------                ---------
Total current assets                        4,832,314                  747,404
Property and equipment, net                   153,290                  286,188
Patents and other assets, net                  72,804                   39,692
					    ---------                ---------
					  $ 5,058,408              $ 1,073,284


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable                          $   231,264              $   119,577
Accrued expenses                              250,207                  217,876
					    ---------                ---------
Total current liabilities                     481,471                  337,453
Accrued consulting - long term                148,253                      -
					    ---------                ---------
					      629,724                  337,453
Commitments and contingencies (Note 6)

Stockholders' equity:

Series A 10% Cumulative Convertible
 Preferred Stock, $.001 par value,
 600,000 shares authorized, 557,725
 issued and outstanding at March 31, 1999         558                      -

Common Stock, $.001 par value;
 50,000,000 shares authorized, 12,665,209
 and 10,497,206 shares issued and
 outstanding at March 31, 1999 and 1998,
 respectively                                  12,665                   10,497

Additional paid-in capital                 18,791,442               12,398,933
Deficit accumulated in the
 development stage                        (14,375,981)             (11,673,599)
					   ----------               ----------
Total stockholders' equity                  4,428,684                  735,831
					   ----------               ----------
					  $ 5,058,408              $ 1,073,284


See Accompanying Notes.


					LIFEPOINT, INC.
				(a Development Stage Enterprise)

				   STATEMENTS OF OPERATIONS

										       Cumulative
										       From
										       October 8, 1992
						     Years Ended March 31              (Inception) to
					    1999            1998             1997      March 31, 1999

Revenues                              $        -      $        -       $        -       $       -
Costs and expenses:
Selling, general and
  administrative expenses                1,483,135         672,998          268,668       4,067,683
Research and development                 1,117,786       1,052,233        1,735,449       6,836,887
Depreciation and amortization              142,387         217,034          143,634         919,079
Interest expense-parent                        -            34,530           23,095          95,790
Management fees-parent                         -           409,838          420,000       2,089,838
Interest expense                               -               956            5,822         119,300
					 ---------       ---------        ---------      ----------
Total costs and expenses                 2,743,308       2,387,589        2,596,668      14,128,577
					 ---------       ---------        ---------      ----------
Loss from operations                    (2,743,308)     (2,387,589)      (2,596,668)    (14,128,577)
Other income (expense):
Interest income                             46,595          13,895              -           496,111
Loss on disposal of property
  and equipment                                -          (178,596)         (33,905)        (212,501)
Loss on sale of marketable
  securities                                   -               -                -           (627,512)
Interest income-parent                         -               -                -            102,167
					 ---------       ---------        ---------      ----------
Total other income (expense)                46,595        (164,701)         (33,905)        (241,735)
					 ---------       ---------        ---------      ----------
Net loss                              $ (2,696,713)   $ (2,552,290)    $ (2,630,573)    $(14,370,312)
					 ---------       ---------        ---------      ----------
Earnings per common share - basic:
   Weighted average common shares
   outstanding                          11,566,684       8,032,231        5,221,900
   Net loss per common share          $      (0.23)   $      (0.32)    $      (0.50)
Earnings per common share, assuming
   dilution:
   Weighted average common shares
   outstanding                          11,566,684       8,032,231        5,221,900
   Net loss per common share,
   assuming dilution (1998            $      (0.23)   $      (0.32)    $      (0.50)
     has been restated; see Note 1)


See Accompanying Notes.




					LIFEPOINT, INC.
				(a Development Stage Enterprise)

				STATEMENTS OF STOCKHOLDERS' EQUITY
			For the Period October 8, 1992 (Inception) to March 31, 1999


												Deficit
											      Accumulated
									       Additional        in the
						  Common        Preferred       Paid-In       Development
						   Stock         Stock          Capital         Stage            Total
Balance at October 8, 1992                      $       -      $   -      $        -      $        -        $         -
Issuance of 3,500,000 shares of common
  stock for value of assets transferred from
  Parent                                              3,500        -           445,186             -              448,686
Net loss for the period ended March 31, 1993            -          -               -          (257,422)          (257,422)
						 ----------     -------    -----------     ------------      -------------
Balance at April 1, 1993                              3,500        -           445,186        (257,422)           191,264
Sale of 1,721,900 shares of common stock in
  connection with initial public offering, net
  of offering costs of $1,510,663                     1,722        -         7,097,215             -            7,098,937
Net loss for the year ended March 31, 1994              -          -               -        (2,260,292)        (2,260,292)
						 ----------     -------    -----------     ------------      -------------
Balance at March 31, 1994                             5,222        -         7,542,401      (2,517,714)         5,029,909
Net loss for the year ended March 31, 1995              -          -               -        (2,332,217)        (2,332,217)
						 ----------     -------    -----------     ------------      -------------
Balance at March 31, 1995                             5,222        -         7,542,401      (4,849,931)         2,697,692
Net loss for the year ended March 31, 1996              -          -               -        (1,640,805)        (1,640,805)
						 ----------     -------    -----------     ------------      -------------
Balance at March 31, 1996                             5,222        -         7,542,401      (6,490,736)         1,056,887
Net loss for the year ended March 31, 1997              -          -               -        (2,630,573)        (2,630,573)
						 ----------     -------    -----------     ------------      -------------
Balance at March 31, 1997                             5,222        -         7,542,401      (9,121,309)        (1,573,686)
Issuance of 2,075,306 shares of common
  stock for forgiveness of debt by former
  Parent                                              2,075        -         3,424,919             -            3,426,994
Sale of 3,200,000 shares of common stock
  through private placement offering, net
  of offering costs of $165,187                       3,200        -         1,431,613             -            1,434,813
Net loss for the year ended March 31, 1998              -          -               -        (2,552,290)        (2,552,290)
						 ----------     -------    -----------     ------------      -------------
Balance at March 31, 1998                            10,497        -        12,398,933     (11,673,599)           735,831
Sale of 1,025,000 shares of common stock
    through private placement offering,net
    of offering costs of $5,736                       1,025        -         1,018,239             -            1,019,264
Issuance of 255,000 shares of common stock
  for consulting services                               255        -           203,085             -              203,340
Sale of 600,000 shares of preferred stock
  through private placement offering, net
  of offering costs of $853,636                         -          600       5,145,764             -            5,146,364
Conversion of 42,275 shares of preferred stock          846        (42)           (804)            -                  -
Stock dividend on conversion of preferred stock           1         -            4,864          (4,865)               -
Exercise of 41,197 stock options                         41         -           20,557             -               20,598
 Net loss for the year ended March 31, 1999             -           -              -        (2,696,713)        (2,696,713)
						 ----------     -------    -----------     ------------      -------------
Balance at March 31, 1999                       $    12,665    $   558    $ 18,791,442    $(14,375,981)     $   4,428,684

See Accompanying Notes.

				Page F-6


					LIFEPOINT, INC.
				(A Development Stage Enterprise)
				    STATEMENTS OF CASH FLOWS

												  Cumulative
												      From
												October 8, 1992
							Years Ended March 31                     (Inception) to
						1999                 1998             1997       March 31, 1999

Net loss                                   $  (2,696,713)       $  (2,552,290)  $  (2,630,573)  $ (14,370,312)
Adjustments to reconcile net loss to net
  cash used by operating activities:

Depreciation and amortization                    142,387              217,034         143,634         919,079
Loss on disposal of property and
    equipment                                        -                178,596          33,905         237,976
Consulting expense                               361,160                  -               -           361,160
(Gain) loss on marketable securities                 -                    -               -           627,512
Amortization of bond discount                        -                    -               -            (4,855)
Changes in operating assets and
  liabilities:
  Prepaid expenses and other
	current assets                           204,268              (15,150)         20,203          88,519
  Other assets                                   (18,130)                (517)          1,174         (22,466)
  Cash overdraft                                     -               (119,514)        119,514             -
  Accounts payable                               111,687              (97,110)        199,761         285,623
  Accrued expenses                              (200,795)              66,536          (6,580)       (117,919)
					       ----------           ----------      ----------     -----------
Net cash used by operating activities         (2,096,136)          (2,322,415)     (2,118,962)    (11,995,683)
INVESTING ACTIVITIES
Sale of marketable securities                        -                    -               -         3,285,625
Purchase of marketable securities                    -                    -               -        (3,908,281)
Purchases of property and equipment               (6,786)             (59,380)        (52,540)       (603,563)
Proceeds from sale of property and
  equipment, net                                     -                 80,828             -            80,828
Additional patent costs                          (17,685)              (1,402)            -           (56,924)
					       ----------           ----------      ----------     -----------
Net cash  provided by investing
  activities                                     (24,471)              20,045         (52,540)     (1,202,315)
FINANCING ACTIVITIES
Sale of common stock                           1,025,000            1,600,000             -        11,246,226
Expenses of common stock offering                 (5,736)            (165,187)            -        (1,681,586)
Sale of preferred stock                        6,000,000                  -               -         6,000,000
Expenses of preferred stock offering            (720,077)                 -               -          (720,077)
Payments of loan to parent                           -                    -               -        (1,917,057)
Payment of loan by parent                            -                    -               -         1,634,762
Proceeds of loan payable - parent                    -              1,464,811       1,668,179       4,715,067
Payment of loan payable - parent                     -                    -               -        (1,299,782)
Proceeds of note receivable - parent                 -                    -           282,295             -
Proceeds of capital leases                           -                    -               -           101,572
Payments of capital leases                           -                    -           (28,019)       (105,293)
Proceeds of brokerage loan payable                   -                    -               -         2,674,683
Payments of brokerage loan payable                   -                    -               -        (2,674,683)
Exercise  of stock option                         20,598                  -               -            20,598
					       ----------           ----------      ----------     -----------
Net cash provided  by financing
  activities                                   6,319,785            2,899,624       1,922,455      17,994,430
					       ----------           ----------      ----------     -----------
Increase (decrease) in cash and cash
  equivalents                                  4,199,178              597,254        (249,047)      4,796,432
Cash and cash equivalents at beginning
  of period                                      597,254                  -           249,047             -
					       ----------           ----------      ----------     -----------
Cash and cash equivalents at end of period  $  4,796,432        $     597,254   $         -     $   4,796,432


SUPPLEMENTAL DISCLOSURE OF
  CASH INFORMATION:
Cash paid for interest                      $        -          $      35,486   $       5,873   $     192,046
Noncash operating activities:
  Value of common stock for
    consulting services                     $     53,340        $     150,000   $         -     $     203,340
Noncash investing activities:
  Value of assets transferred to lessor
    in lieu of payment on capital leases    $        -          $      71,405   $         -     $      71,405
Noncash financing activities:
  Value of common stock issued and
    additional paid-in capital for the
    transfer of assets from Parent          $        -          $     344,000   $         -     $     781,060
  Value of common stock issued to
    Parent and additional paid-in capital
    for the forgiveness of debt             $        -          $   3,160,502   $         -     $   3,160,502
  Value of common stock warrants issued
    for consulting services                 $    187,500        $         -     $         -     $     187,500
  Value of common stock issued and
    additional paid-in capital issued as
    dividends on preferred conversion       $      4,864        $         -     $         -     $       4,864
  Value of common stock warrants issued
   for preferred stock offering             $    133,559        $         -     $         -     $     133,559

See Accompanying Notes.


					LIFEPOINT, INC.
				(a Development Stage Enterprise)

				NOTES TO FINANCIAL STATEMENTS
					March 31, 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

	LifePoint, Inc. ("LifePoint" or the "Company") is a development stage company focused on the commercialization of the flow immunosensor technology licensed from the Naval Research Laboratory. LifePoint was incorporated on October 8, 1992 under the laws of the State of Delaware as a wholly-owned subsidiary of Substance Abuse Technologies, Inc. ("SAT"). On October 29, 1997, the majority ownership of the Company was transferred from SAT to Meadow Lane Partners, LLC. The Company is now completely independent from SAT.

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

Patents

	The cost of patents is being amortized over its expected useful life of 17 years using the straight-line method. At March 31, 1999, and 1998, accumulated amortization of patents was approximately $9,000 and $6,300, respectively.

Research and Development Costs

	Research and development costs are expensed as incurred.


				LIFEPOINT, INC.
			(a Development Stage Enterprise)

			 NOTES TO FINANCIAL STATEMENTS
				March 31, 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Stock-Based Compensation

	LifePoint grants stock options for a fixed number of shares to employees with an exercise price equal to or above the fair value of the shares at the date of grant. LifePoint accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for employee stock option grants. (See Note 4.)

Net Loss per Common Share

	Net loss per common share is based upon the weighted average number of common shares outstanding during the periods reported. Common stock equivalents have not been included in this calculation because their inclusion would be anti-dilutive.

	In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), which was effective for annual and interim periods ending after December 15, 1997. SFAS No. 128 replaced the previously required primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously required fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to SFAS No. 128. Net loss per common share, assuming dilution, for the year ended March 31, 1998 has been restated due to an error in the calculation. There were no adjustments necessary to net loss in calculating the income available to common stockholders after assumed conversions of stock options and warrants that are considered to be dilutive.

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

2.  CONTINUING OPERATIONS

	During the period from October 8, 1992 (inception) through March 31, 1999, the Company has realized no revenues and has accumulated losses of $14,370,312. The Company will require additional capital to continue the research, development and ultimate manufacture and marketing of its product past prototype phase. Recovery of the Company's assets is dependent upon future events, including completion of the development program and ultimately achieving profitable operations. The outcome of these events is undeterminable.

	The Company successfully completed private placements of both common and preferred stock in the fiscal year ended March 31, 1999, with resulting proceeds of $7,025,000. As a result, management believes.


				LIFEPOINT, INC.
			(a Development Stage Enterprise)

			 NOTES TO FINANCIAL STATEMENTS
				March 31, 1999


2.  CONTINUING OPERATIONS (continued)

that the Company has sufficient cash on hand at March 31, 1999 to sustain operations through March 31, 2000. The Company continues to pursue parallel paths to secure additional funding including strategic partnering, venture capital investors, additional private placements, and a possible public offering. There can be no assurance that any of these additional sources of financing will be available and, in such event, the Company would not be able to complete the development, manufacturing and marketing of its product on a timely basis.

3.  PROPERTY AND EQUIPMENT

	Property and equipment is summarized as follows:
						 March 31
					  1999             1998
  Furniture, Fixtures and Equipment   $  285,594      $   287,502
  Test Equipment                         425,768          425,768
  Leasehold Improvements                 217,849          209,155
				       ---------        ---------
					 929,211          922,425
  Less: Accumulated Depreciation         775,921          636,237
				       ---------        ---------
				      $  153,290       $  286,188

4.  STOCKHOLDERS' EQUITY

Series A Preferred Stock

On January 21, 1999, the Company sold 600,000 shares of the Company's
Series A 10% Cumulative Convertible Preferred Stock, $.001 par value (the "Series A Preferred Stock"), pursuant to a third private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Each share is convertible into 10 shares of the Company's common stock. Dividends are cumulative and are payable semi-annually at a rate of $1.00 per share. The dividends are payable in cash or Common Stock. Shares may be redeemed at the option of the Company upon not less than 30 days nor more than 60 days notice. In the event that the Average Market Price of the Common Stock for any 30-day period is $4.00 or more, the Company shall, by notice to the holders, call all of the then outstanding shares of the Series A Preferred Stock for redemption as of a date not less than ten nor more than 30 days after
the date the notice is given.   Preferred Stock dividends and redemption price
may be satisfied in cash or common stock or a combination of both, at the Company's sole discretion. Holders of the Series A Preferred Stock have the right to vote one vote per share, with the holders of the common stock, on the election of directors and on all other matters submitted to a vote of the holders of the common stock. Rights to vote, one vote per share, as a class are granted where the holders consent is requested by the Company or where provided by the General Corporation Law of the State of Deleware.

The aggregate of 600,000 shares was sold at $10.00 per share and the Company realized $6,000,000 in gross proceeds. Finders' fees were paid to various consultants and bankers for their assistance in helping the Company to complete this private placement. For their assistance in completing this private placement, finders' fees were paid in cash payments of $592,708 and in 404,725 common stock purchase Warrants expiring on January 20, 2004 with an exercise price of $2.41 per share.


				LIFEPOINT, INC.
			(a Development Stage Enterprise)

			  NOTES TO FINANCIAL STATEMENTS
				March 31, 1999


4. STOCKHOLDERS' EQUITY (continued)

Common Stock

	On May 24, 1997, the Board of Directors of LifePoint authorized the issuance of additional shares of the Common Stock to SAT on the basis of a share of the Common Stock for each $1.25 of indebtedness of LifePoint to SAT. Based on SAT's advice that the amount of indebtedness owed by LifePoint to SAT was approximately $2,594,000, all of which SAT agreed to treat as a capital contribution, LifePoint authorized the issuance to SAT of 2,075,306 shares of the Common Stock. As of September 30, 1997, SAT owned 5,575,306 shares of the Common Stock or 76.4% of the 7,297,206 outstanding shares of the Common Stock. SAT ceased providing advances to LifePoint in August 1997 as a result of its inability to secure financing for its own programs. On October 27, 1997, the controlling stockholder interest in LifePoint was sold to an unaffiliated party for $250,000. LifePoint is now completely independent from SAT.

	The purchaser of the Common Stock also loaned money to LifePoint to allow LifePoint to recommence product development. During the third quarter of 1997, LifePoint repaid the loans from the net proceeds of a private placement pursuant to Regulation D under the Securities Act, which sold 3,200,000 shares of the Common Stock at $0.50 per share or an aggregate purchase price of $1,600,000. The net proceeds of the private placement totaled approximately $1,434,000 after the payment of capital formation costs of approximately $166,000, including $160,000 in the form of a finder's fee to Jonathan J. Pallin, who, on October 31, 1997 was elected Chairman of the Board and a director of LifePoint. These capital formation costs have been reflected as a reduction in additional paid-in capital.

On July 23, 1998, the Company closed in a second private placement as to the sale of 1,000,000 shares of the Common Stock. On August 26, 1998, the Company sold an additional 25,000 shares of the Common Stock. This offering of a minimum of 1,000,000 and a maximum of 5,000,000 shares of the Common Stock expired by its terms on October 14, 1998 without any additional shares being sold. The aggregate of 1,025,000 shares was sold at $1.00 per share and the Company realized $1,025,000 in gross proceeds.

Stock Option/Stock Issuance Plan

	On August 14, 1997, the Board of Directors adopted, subject to stockholder approval, the Stock Option Plan providing for the granting of Options to purchase up to 1,000,000 shares of the Common Stock to employees (including officers) and persons who also serve as directors and consultants of the Company. On June 5, 1998, the Board increased the number of shares subject to the Stock Option Plan to 2,000,000, again subject to stockholder approval. Stockholder approval was given on August 13, 1998. The Options may either be incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") to be granted to employees or nonqualified stock options to be granted to employees, directors or consultants.


				LIFEPOINT, INC.
			(a Development Stage Enterprise)

			 NOTES TO FINANCIAL STATEMENTS
				March 31, 1999


4.  STOCKHOLDERS' EQUITY (continued)

As of March 31, 1999, Options to purchase an aggregate of 794,167 shares of the Common Stock granted to employees (including officers) were outstanding. As of such date, Options to purchase an aggregate of 41,197 shares of the Common Stock had been exercised and Options to purchase an aggregate of 130,278 shares of the Common Stock were then exercisable. Options granted to date under the Stock Option Plan have generally become exercisable as to one-quarter of the shares subject thereto on the first anniversary date of the date of grant and as to 1/36th of the remaining shares on such calendar day each month thereafter for a period of 36 months. Certain Options will become exercisable upon the achievement of certain goals. The exercise price per share for incentive stock options under the Code may not be less than 100% of the fair market value per share of the Common Stock on the date of grant. For nonqualified stock options, the exercise price per share may not be less than 85% of such fair market value. No Option may have a term in excess of ten years. Of the Options outstanding as of March 31, 1999, all were incentive stock options except for Options to purchase an aggregate of 120,000 shares and all had an exercise price of $.50 per share.


			      Incentive Stock Options   Non-Statutory Options

			       Number of  Price Range  Number of   Price Range
				Shares     Per Share     Shares     Per Share
Outstanding - April 1, 1995     218,000      $7.00       10,000        $7.00
  Canceled                      (66,000)      7.00      (10,000)        7.00
				--------                --------
Outstanding - March 31, 1996    152,000       7.00          -            -
  Canceled                     (152,000)      7.00          -            -
				--------                --------
Outstanding - March 31, 1997     -         -             -            -
  Granted                       950,000       0.50      300,000      1.00-4.00
				--------                --------
Outstanding - March 31, 1998    950,000       0.50      300,000      1.00-4.00
  Granted                        40,000    0.50-1.34    135,000         0.50
  Exercised                     (41,197)      0.50     (155,000)        1.00
  Canceled                     (274,636)   0.50-1.34   (160,000)     0.50-1.00
				--------                --------
Outstanding - March 31, 1999    674,167       0.50      120,000         0.50


 Warrants

	In connection with its initial public offering in October and November 1993, LifePoint granted to the underwriter, for a nominal fee, Common Stock purchase warrants to purchase 150,000 shares of the LifePoint Common Stock at $7.50 per share. These warrants expired on October 13, 1998. LifePoint granted Common Stock purchase warrants, expiring on various dates through January 20, 2004, to purchase 1,136,725 shares of the Common Stock at $0.50 to $2.41 per share during fiscal 1999 and 1,577,289 shares of the common stock at $0.50 to $1.00 per share during fiscal 1998.


				LIFEPOINT, INC.
			(a Development Stage Enterprise)

			NOTES TO FINANCIAL STATEMENTS
				March 31, 1999


4.  STOCKHOLDERS' EQUITY (continued)

		   Warrants
					 Number of              Price Range
					  Shares                 Per Share
	Outstanding - April 1, 1995       150,000                 $ 7.50
					---------
	Outstanding - March 31, 1996      150,000                   7.50
					---------
	Outstanding - March 31, 1997      150,000                   7.50
	Granted                         1,577,289               0.50 - 1.00
					---------
	Outstanding - March 31, 1998    1,727,289               0.50 - 7.50
	Expired                          (150,000)                  7.50
	Granted                         1,136,725               0.75 - 2.41
					---------
	Outstanding - March 31, 1999    2,714,014               0.50 - 2.41

	A summary of the status of the stock option and warrant grants as of March 31, 1999, 1998 and 1997, and activities during the years ending on those dates, is presented below:

				  1999                     1998                    1997
			 ---------------------    ---------------------   ---------------------
				      Weighted                 Weighted                Weighted
				      Average                  Average                 Average
			 Options and  Exercise   Options and   Exercise   Options and  Exercise
			  Warrants     Price      Warrants      Price      Warrants     Price

Outstanding at
 beginning of year        2,977,289    $1.09        150,000     $7.50       302,000     $7.25
Granted                   1,311,725     1.31      2,827,289      0.75           -         -
Canceled                   (434,636)    0.72            -         -        (152,000)     7.00
Exercised                  (196,197)    0.90            -         -             -         -
Expired                    (150,000)    7.50            -         -             -         -
			  ----------              ---------                ---------
Outstanding at end
 of year                  3,508,181     0.82      2,977,289      1.09       150,000      7.50
Options and warrants
 exercisable at year end  2,837,190     0.89      2,027,289      1.36       150,000      7.50
Weighted-average fair
value of options and
warrants granted
  during the year          $ 0.82                  $ 0.53                    $  -



	The following table summarizes information about stock options and warrants outstanding as of March 31, 1999:


				Options and Warrants   Options and Warrants
				    Outstanding             Exercisable
		Weighted    ------------------------------------------------
		 Average               Weighted             Weighted
Range of        Remaining   Options    Average    Options   Average
Exercise          Life        and      Exercise     and     Exercise
Prices           (Years)   Warrants     Price     Warrants   Price

$0.50 to $2.41    6.0      3,508,181   $ 0.82    2,837,190   $ 0.89



				LIFEPOINT, INC.
			(a Development Stage Enterprise)

			NOTES TO FINANCIAL STATEMENTS
				March 31, 1999

4.  STOCKHOLDERS' EQUITY (continued)

	The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of FAS 123. Had compensation cost for the Company's stock option plan been determined based upon the Black-Scholes valuation methodology, prescribed under FAS 123, the effect on the Company's net loss and net loss per share, as of March 31, 1999 would have been adjusted to the proforma amounts as indicated below:

			Net Loss
			  As reported            $ (2,696,713)
			  Pro forma                (3,144,713)

			Net Loss per share (Basic)
			  As reported            $      (0.23)
			  Pro forma                     (0.27)

			Net Loss per share (Diluted)
			  As reported            $      (0.23)
			  Pro forma                     (0.27)

In the fiscal year ended March 31, 1999 the Company employed the Black-Scholes option pricing model in order to calculate the above effect on net loss and net loss per share. The Minimum Value method was used for the years ended March 31, 1998 and 1997. The following table describes the assumptions utilized by the Black-Scholes option-pricing model and the resulting fair value of the options granted for the year ended March 31, 1999.

			Volatility              1.87
			Risk-free interest rate 6.00%
			Expected life in years    5
			Forfeiture rate         0.00%
			Dividend yield          0.00%



				LIFEPOINT, INC.
			(a Development Stage Enterprise)

			NOTES TO FINANCIAL STATEMENTS
				March 31, 1999

5.  INCOME TAXES

	For income tax purposes, LifePoint has a net operating loss carry forward at March 31, 1999 of approximately $12,806,000 expiring in 2009 to 2014 if not offset against future federal taxable income. In addition, LifePoint has a capital loss carryover of approximately $625,000 which expires in 2001 if not offset against future capital gains.

	Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

							   March 31
						 1999        1998       1997


  Computed "expected" tax benefit           $  918,000  $  586,000  $  869,000
  Decrease in tax benefit resulting from
    net operating loss for which no benefit
    is currently available                    (918,000)   (586,000)   (869,000)
					     ----------  ----------  ----------
					    $      -    $      -    $      -

	The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:
						     March 31
						 1999        1998
  Deferred tax assets:
    Net operating loss carryforwards        $4,354,000  $3,436,000
    Capital loss carryforwards                 213,600     213,600
									       ----------   ---------
										4,567,600   3,649,600
  Less:
    Valuation allowance under SFAS 109       4,567,600   3,649,600
								    ----------   ---------
    Net deferred tax assets                 $      -    $      -

	SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $4,567,600 valuation allowance at March 31, 1999 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $918,000.


				LIFEPOINT, INC.
			(a Development Stage Enterprise)

			NOTES TO FINANCIAL STATEMENTS
				March 31, 1999


6.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

	LifePoint has entered into a lease agreement commencing October 1, 1997 and, extended by an amendment, terminating on March 31, 2002, for the office and research facilities in Rancho Cucamonga, California. In addition to rent of $72,000 per year for fiscal years ending March 31, 2000 through March 31, 2002, LifePoint will pay for real estate taxes and other occupancy costs. Rent expense for the fiscal years ended March 31, 1999, 1998 and 1997 was $69,000, $44,000 and $45,000, respectively.

Significant Contracts

	Effective January 1, 1993, LifePoint entered into a sub-license agreement with SAT in which LifePoint sublicensed all of SAT's rights under a license agreement with the Department of the Navy (the License Agreement).

	SAT and the Department of the Navy on January 24, 1992 had entered into a ten-year agreement granting SAT a partial exclusive patent license to products for drug testing in the United States and certain foreign countries. In June 1995, SAT's License Agreement with the Department of Navy was renegotiated and amended to provide for minimum royalties of $100,000 per year commencing October 1, 1995 and terminating September 30, 2005. Additional royalties will be paid pursuant to a schedule based upon sales of products. LifePoint was a sub-licensee under this agreement from SAT and, accordingly, had an obligation to SAT for the royalty payments required by the License Agreement. Royalties expensed under the License Agreement by LifePoint were $40,000, $100,000 and $50,000 for the years ended March 31, 1998, 1997 and
1996, respectively. No amounts were paid or due for the fiscal year ended March 31, 1999.

	With the sale of SAT's majority-owned position in LifePoint, the U.S. Navy also agreed to transfer its License Agreement with SAT directly to LifePoint. An amendment dated November 12, 1997 was executed to modify the up-front $100,000 annual minimum payment to be paid in several payments over the year; it also included a onetime payment of $10,000 for any outstanding debt due to the Navy from SAT. LifePoint has assumed all of SAT's rights and undertaken all of SAT's obligations under the License Agreement.

In April 1999, the Company and the USN completed negotiations for an expansion of the License Agreement. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva and urine. In addition, the royalty rate has been reduced to 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales from the previous 10% on all LifePoint product sales. The minimum royalty payment has been reduced to $50,000 in 2001 (anticipated first year of product sales) and $100,000 a year thereafter versus the previous $100,000 per year. The Company is further developing the USN-developed technology for application in its own proprietary test system.

7.  INTERCOMPANY ALLOCATIONS

	LifePoint was originally obligated to pay a fixed annual management fee of $420,000 plus three percent of its gross revenues to SAT, it's former parent. In addition, the Company was allocated overhead expenses such as rent, utilities, etc. based on estimated usage. In March of 1997, the Management



				LIFEPOINT, INC.
			(a Development Stage Enterprise)

			NOTES TO FINANCIAL STATEMENTS
				March 31, 1999

7.  INTERCOMPANY ALLOCATIONS (continued)

Agreement was again amended to provide for a percentage of time and services agreement whereby the costs of certain SAT employees and facilities were allocated to LifePoint based on a percentage of usage. As the activity of LifePoint had been increasing, there had been a tremendous increase in time required by SAT employees and expanded use of leased space to satisfy LifePoint's needs. The services provided to LifePoint by SAT pursuant to the Management Agreement included management, administrative, accounting and other financial services and advice, including, without limitation, the services then performed by the Treasurer of LifePoint (who was also the Treasurer of SAT), for which he was not directly compensated by LifePoint; services relating to LifePoint's financial and banking relationships; services relating to the preparation of financial statements, budgets, forecasts and cash flow projections; cash management advice; and other miscellaneous services and advice. LifePoint paid $410,000 and $420,000 for the years ended March 31, 1998 and 1997 in management fees. The management fee was discontinued after June 30, 1997 because no services were being provided after that date.

