Form 10QSB
period 1999-06-30
LIFEPOINT INC
filed 1999-08-16
CIK 910523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1999

Commission File Number:         0000-23721

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

As of July 23, 1999  - Common Stock, $.001 Par Value, 15,008,667 shares


PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

				LIFEPOINT, INC.
			(A DEVELOPMENT STAGE ENTERPRISE)
				BALANCE SHEET

							  June 30
							    1999
							(Unaudited)
	ASSETS

Current Assets:
  Cash and cash equivalents                             $4,009,330
  Prepaid expenses and other current assets                 45,807
							----------
		Total current assets                     4,055,137
Property and equipment, net                                220,142
Patents and other assets, net                               62,747
							----------
							$4,338,026

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                      $  203,084
  Accrued expenses                                         291,743
							----------
		Total current liabilities                  494,827

  Accrued Consulting - long term                           148,253
							----------
							   643,080
Commitments and contingencies (Note 4)
Stockholders' equity:
  Series A 10% cumulative convertible
    preferred stock, $.001 par value,
    600,000 authorized, 452,375 and
    557,725 outstanding at June 30,
    1999 and March 31, 1999,
    respectively                                               452
 Common stock, $.001 par value;
   50,000,000 shares authorized,
   14,906,560 and 12,665,209 issued
   and outstanding at June 30, 1999
   and March 31, 1999,
   respectively                                             14,906
Additional paid-in capital                              18,869,241
Deficit accumulated in the development stage           (15,189,653)
						       -----------
		Total stockholders' equity               3,694,946
						       -----------
						       $ 4,338,026
The accompanying notes are an intregal part of the financial statements.


				LIFEPOINT, INC.
			(A DEVELOPMENT STAGE ENTERPRISE)
			STATEMENTS OF OPERATIONS
				(Unaudited)


									   Cumulative
									   From
						    For the                October 8, 1992
						Three Months Ended         (Inception)
						     June 30               June 30, 1999
					       1999            1998

Revenues                                     $    -          $     -       $       -

Costs and expenses:
  Selling, general and administrative
      expenses                                 300,664          183,409       4,368,348
  Research and development                     483,186          263,702       7,320,071
  Depreciation and amortization                 24,086           52,029         943,166
  Interest expense - parent                       -                -             95,790
  Management fees - parent                        -                -          2,089,838
  Interest expense                                -                -            119,300
    Total costs and expenses from operations   807,936          499,140      14,936,513
Loss from operations                          (807,936)        (499,140)    (14,936,513)

Other income (expense):                         27,697            4,663        (214,038)

Net loss                                     $(780,239)      $ (494,477)   $(15,150,551)
Earnings per common share:
  Weighted average common shares
	outstanding                         13,959,508       10,744,459
  Net loss per common share                  $   (0.06)      $    (0.05)
Earnings per common share, assuming
  dilution:
  Weighted average common shares
      outstanding                           13,959,508       10,744,459
  Net loss per common share,
    assuming dilution                        $   (0.06)      $    (0.05)


The accompanying notes are an integral part of the financial statements.


				   LIFEPOINT, INC.
			   (A DEVELOPMENT STAGE ENTERPRISE)
				STATEMENTS OF CASH FLOWS
				    (Unaudited)




												Cumulative From
								For the Three Months Ended      October 8, 1992
								       June 30                  (Inception) to
								1999            1998            June 30, 1999
Cash flow from operating activities:
   Net loss                                                     $ (780,239)     $ (494,477)     $(15,150,551)

Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                                   24,086          52,029           943,165
    Consulting expense                                                -               -              361,160
    Loss on disposal of property and equipment                        -               -              237,976
    Loss on marketable securities                                     -               -              627,512
    Amortization of bond discount                                     -               -               (4,855)
Changes in operating assets and liabilities:
    Change in prepaid expenses and other current assets             (9,925)         32,927            78,594
    Change in other assets                                          10,057             201           (12,409)
    Change in accounts payable                                     (28,180)        (40,895)          257,443
    Change in accrued expenses                                      41,536          22,037           (76,383)
    Net cash used by operating activities                         (742,665)       (428,178)      (12,738,348)

Cash flow from investing activities:
	Sale of marketable securities                                 -               -            3,285,625
	Purchases of marketable securities                            -               -           (3,908,281)
	Purchases of property and equipment                        (90,938)           (500)         (694,501)
	Proceeds from sale of property and equipment                  -               -               80,828
	Patent costs                                                  -             (9,992)          (56,924)
	  Cash used by investing activities                        (90,938)        (10,492)       (1,293,253)

Cash flow from financing activities:
	Sales of common stock                                       63,000            -           11,309,226
	Expenses of common stock offering                             -               -           (1,681,586)
	Sales of preferred stock                                      -               -            6,000,000
	Expenses of preferred stock offering                       (18,374)           -             (738,451)
	Exercise of stock options                                    1,875            -               22,473
	Advances on note receivable - Parent                          -               -           (1,917,057)
	Collection on note receivable - Parent                        -               -            1,634,762
	Proceeds of loan payable - Parent                             -               -            4,715,067
	Payment of loan payable - Parent                              -               -           (1,299,782)
	Proceeds of capital leases                                    -               -              101,572
	Payments of capital leases                                    -               -             (105,293)
	Proceeds of brokerage loan payable                            -               -            2,674,683
	Payments of brokerage loan payable                            -               -           (2,674,683)
	  Net cash provided by financing activities                 46,501            -           18,040,931
Increase (decrease) in cash and cash equivalents                  (787,102)       (438,670)        4,009,330

Cash and cash equivalents - beginning of period                  4,796,432         597,254              -

Cash and cash equivalents - end of period                       $4,009,330      $  158,584      $  4,009,330


Supplemental disclosure of cash information:
   Cash paid for interest                                       $     -         $     -         $    192,046

Non-cash operating activities:
   Value of common stock for consulting services                $     -         $     -         $    203,340

Non-cash investing activities:
   Value of assets transferred to lessor in lieu of
      payment on capital leases                                 $     -         $     -         $     71,405

Non-cash financing activities:
   Value of common stock issued and additional
      paid-in capital for the transfer of assets from
      Parent                                                    $     -         $     -         $    781,060

   Value of common stock issued to Parent and
      additional paid-in capital for the forgiveness
      of debt                                                   $     -         $     -         $  3,160,502

   Value of common stock warrants issued
      for consulting services                                   $     -         $     -         $    187,500

   Value of common stock issued and additional
      paid-in capital issued as dividends
      on preferred stock conversions                            $   31,433      $     -         $     36,298

   Value of common stock warrants issued
      for preferred stock offering                              $     -         $     -         $    133,559

   Value of preferred stock converted to
      common stock                                              $    2,107      $     -         $      2,953


The accompanying notes are an integral part of the financial statements.


LIFEPOINT, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
(Unaudited)

NOTE 1  - Basis of Presentation

In the opinion of LifePoint, Inc. (the "Company"), the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments except as disclosed below) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company. This Report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (the "Annual Report").


NOTE 2. - Continuing Operations and Liquidity

The Company has historically incurred recurring operating losses due to the fact that it is still a development stage enterprise incurring research and development expenses and deriving no revenues and has experienced an ongoing deficiency in working capital. The Company financed its operations during the quarter ended June 30, 1999 from the private placements of both common and preferred stock completed in the fiscal year ended March 31, 1999, with resulting gross proceeds of $7,025,000. As a result, management believes that the Company has sufficient cash on hand to sustain operations through March 31, 2000.

The Company continues to pursue parallel paths to secure additional funding including strategic partnering, additional private placements, and a possible public offering. There can be no assurance that any of these additional sources of financing will be available and, in such event, the Company would not be able to complete the development, manufacturing and marketing of its product on a timely basis. The Company will require additional capital to continue the research, development and ultimate manufacture and marketing of its product past prototype phase. Recovery of the Company's assets is dependent upon future events, including completion of the development program and ultimately achieving profitable operations. The outcome of these events is undeterminable.

NOTE 3  - Property and Equipment

	Property and equipment is summarized as follows:

						June 30,
						  1999

Furniture and Fixtures                        $  348,390
Test Equipment                                   425,768
Leasehold Improvements                           245,991
					      ----------
					       1,020,149

Less:  Accumulated Depreciation                  800,007
					      ----------
					      $  220,142


LIFEPOINT, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(Unaudited)
(Continued)

NOTE 4 - Commitments and Contingencies

	Substance Abuse Technologies, Inc. ("SAT"), the former parent of the Company, and the Department of the Navy on January 24, 1992 had entered into a ten-year agreement granting SAT a partial exclusive patent license to products for drug testing in the United States and certain foreign countries. This license was transferred from SAT to the Company effective with the sale of
SAT's majority ownership of the Common Stock .    In April 1999, the Company
and the USN completed negotiations for an expansion of the License Agreement. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva and urine. In addition, the royalty rate has been reduced to 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales from the previous 10% on all the Company's product sales. The minimum royalty payment has been reduced to $50,000 in 2001 (anticipated first year of product sales) and $100,000 a year thereafter versus the previous $100,000 per year. The Company is further developing the USN-developed technology for application in its own proprietary test system.

NOTE 5 - Stockholders' Equity

	During the quarter ended June 30, 1999, the Company issued 2,107,000 shares of common stock to holders who elected to convert their shares of the Series A 10% cumulative convertible preferred stock. In addition, 21,601 shares of common stock were issued as dividends on the converted shares.

	During the quarter ended June 30, 1999, stock options were granted to thirteen employees (including one officer) to purchase 242,500 shares of the common stock at $1.12 to $1.81 per share. On April 16, 1999, the Board of Directors approved a compensation plan for outside directors which stated that each non-employee, non-consultant director shall receive as compensation a grant of an option pursuant to the stock option plan and each grant shall be for the right to purchase 15,000 shares of the common stock on an annual basis. Options to purchase 30,000 shares of the common stock at $1.81 per share were granted to two directors of the Company under the new approved compensation plan during the quarter ended June 30, 1999. As of June 30, 1999, there were outstanding, under the stock option plan, incentive stock options to purchase an aggregate of 1,047,500 shares held by a total of 19 employees and 2 directors.

	During the quarter ended June 30, 1999, the Company issued warrants to two outside parties to purchase an aggregate of 51,320 shares of the common stock at prices ranging from $1.41 to $1.97 per share as payment for services. As of June 30, 1999, there were warrants outstanding to purchase 2,516,501 shares of the Company's stock.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General

	The Company is a late development stage company developing a unique product - the first product that will provide immediate, on-site diagnostic results without the need to take blood or urine. The Company is focused on the commercialization of the flow immunosensor technology licensed from the United States Navy (the "USN"). This proprietary technology, when used in conjunction with saliva as a non-invasive test specimen using the Company's proprietary collection technology, will allow the Company to develop a broadly applicable non-invasive, rapid, on-site diagnostic test system. The product can be used for rapid diagnostic testing for screening (cardiovascular disease, osteoporosis, cancer), rapid testing (heart attack, drug overdose) and therapeutic drug monitoring in non-medical environments such as the workplace, home health care, ambulances, pharmacies, and law enforcement. The first product under development is for the simultaneous detection of drugs of abuse and alcohol. The market potential for this product is estimated to be $750 million, and growing to over $1 billion by 2002. Marketing is anticipated to begin by the third quarter of 2000.

Liquidity and Capital Resources.

	The Company is a development stage enterprise with no earnings history. Since its inception, the Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company does not anticipate generating revenue from product sales until the third quarter of 2000 at the earliest. Because the Company has not produced any revenues as a result of its being a development stage company, it has been dependent, ever since gaining its independence from its former parent SAT in October 1997, on the net proceeds derived from three private placements pursuant to Regulation D under the Securities Act to fund its operations, as described in the succeeding three paragraphs.

	On November 21 and December 10, 1997, the Company closed as to the sales of an aggregate of 3,200,000 shares of the common stock at $.50 per share and the Company realized $1,600,000 in gross proceeds. There were no underwriting discounts or commissions allowed or paid pursuant to the private placement. A finder's fee of $160,000 was paid to Jonathan J. Pallin who, on October 31, 1997, was elected as the Chairman of the Board and a director of the Company.

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

	Management's latest estimate is that completion of the development and launching of a saliva based drugs of abuse and alcohol testing product, after the pre-production instrument, will require additional funding of approximately $7,000,000, beyond the recently raised $6,000,000, and that the product will not be launched earlier than the third quarter of 2000.


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

	If all of the Warrants to purchase an aggregate of 2,516,501 shares of the common stock which are outstanding on June 30, 1999 were subsequently exercised, the Company would realize $2,325,725 in gross proceeds. If all of the Options to purchase an aggregate of 1,047,500 shares outstanding on June 30, 1999 were subsequently exercised, the Company would realize $865,610 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised, especially as to the Options and a Warrant which were not all currently exercisable as of June 30, 1999. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

Results of Operations

Three Months Ended June 30, 1999 vs. June 30, 1998

	During the quarter ended June 30, 1999, the Company spent $483,186 on research and development and an additional $300,664 on general and administrative expenses, as compared with $263,702 and $183,409, respectively, during the quarter ended June 30, 1998. The increase of $219,484, or 83%, in research and development expenditures in the 1999 period was due to the addition of five chemists and five engineering employees, nearly tripling the
staff in the same period for 1998.   General and administrative expenses
increased $117,255, or 64%, as a result of initiation of market research, registration costs associated with the January private placement and the Company's focus on strategic partnering and financing.

	From inception on October 8, 1992 to June 30, 1999, the Company has spent $7,320,071 on research and development and $4,368,348 on general and administrative expenses. Management fees paid to SAT aggregated an additional $2,089,838 during such period.

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


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

						LIFEPOINT, INC.
						(Registrant)


Date:   August 13, 1999              By  /s/ Michele A. Clark
					     Michele A. Clark
					     Controller and Chief Accounting
					     Officer