Form 10-K/A
period 1999-03-31
LIFEPOINT INC
filed 1999-10-06
CIK 910523

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
				       ---------        ---------
				      $  153,290       $  286,188

4.  STOCKHOLDERS' EQUITY

Series A Preferred Stock

On January 21, 1999, the Company sold 600,000 shares of the Company's
Series A 10% Cumulative Convertible Preferred Stock, $.001 par value (the "Series A Preferred Stock"), pursuant to a third private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Each share is convertible into 20 shares of the Company's common stock. Dividends are cumulative and are payable semi-annually at a rate of $1.00 per share. The dividends are payable in cash or Common Stock. Shares may be redeemed at the option of the Company upon not less than 30 days nor more than 60 days notice. In the event that the Average Market Price of the Common Stock for any 30-day period is $4.00 or more, the Company shall, by notice to the holders, call all of the then outstanding shares of the Series A Preferred Stock for redemption as of a date not less than ten nor more than 30 days after
the date the notice is given.   Preferred Stock dividends and redemption price
may be satisfied in cash or common stock or a combination of both, at the Company's sole discretion. Holders of the Series A Preferred Stock have the right to vote one vote per share, with the holders of the common stock, on the election of directors and on all other matters submitted to a vote of the holders of the common stock. Rights to vote, one vote per share, as a class are granted where the holders consent is requested by the Company or where provided by the General Corporation Law of the State of Deleware.

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