Form 10QSB
period 1999-09-30
LIFEPOINT INC
filed 1999-11-15
CIK 910523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1999

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

As of November 10, 1999  - Common Stock, $.001 Par Value, 15,008,667 shares


PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements


LIFEPOINT, INC.
(a Development Stage Enterprise)

BALANCE SHEET


						  September 30
						     1999
ASSETS

Current assets:
  Cash and cash equivalents                       $3,057,925
  Prepaid expenses and other current assets           50,382
						 -----------
	  Total current assets                     3,108,307
Property and equipment, net                          273,194
Patents and other assets, net                         61,375
						 -----------
						  $3,442,876
						 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $  183,141
  Accrued expenses                                   270,000
  Capital Lease -Short Term                           31,960
						 -----------
	  Total current liabilities                  485,101
Capital Lease - Long Term                             43,315
Accrued Consulting - Long Term                       148,253
						 -----------
						     676,669
Commitments and contingencies (Note 8)
Stockholders' equity:
  Series A 10% Cumulative Convertible
  Preferred Stock, $.001 par value,
  600,000 shares authorized, 447,375 and
  557,725 outstanding at September 30,
  1999 and March 31, 1999                                447

  Common stock, $.001 par value;
  50,000,000 shares authorized,
  15,008,667 and 12,668,959 shares issued
  and outstanding at September 30, 1999
  and March 31, 1999, respectively                    15,008

  Additional paid-in capital                      18,871,513
  Deficit accumulated in the development stage   (16,120,761)
						 -----------
	   Total stockholders' equity              2,766,207
						 -----------
						  $3,442,876
						 ===========

LIFEPOINT, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS
(Unaudited)

													 Cumulative From
					 For the Three Months             For the Six Months             October 8, 1992
					  Ended September 30               Ended September 30            (Inception) to
				       -------------------------        ---------------------------      September 30,
					   1999            1998             1999            1998              1999
				       ------------    ------------     ------------     ------------   ------------------

Revenues                               $      -        $      -         $      -         $      -       $       -

Costs and Expenses:
  General and Administrative Expenses      389,212         474,082          689,876          657,491       4,757,559
  Research and Development                 559,707         294,491        1,042,893          558,193       7,879,780
  Depreciation and Amortization             24,085          52,149           48,171          104,178         967,250
  Interest Expense - Parent                   -               -                -                -             95,790
  Management Fees - Parent                    -               -                -                -          2,089,838
  Interest Expense                            -               -                -                -            119,300
				       ------------    ------------     -----------      ------------   -------------
Total Costs and Expenses                   973,004         820,722        1,780,940        1,319,862      15,909,517
				       ------------    ------------     -----------      ------------   -------------
Loss from Operations                      (973,004)       (820,722)      (1,780,940)      (1,319,862)    (15,909,517)

Other Income/(Expense)                      44,263            -              71,960           23,796        (169,775)
				       ------------    ------------     -----------      ------------   -------------
Net Loss                               $  (928,741)    $  (820,722)     $(1,708,980)     $(1,296,066)   $(16,079,292)
				       ============    ============     ============     ============   =============
Earnings per Common Share:
  Weighted Average Common Shares
    Outstanding                         15,003,145      11,697,597       14,483,992       11,223,632

Net Loss Per Common Share              $     (0.06)    $     (0.07)     $     (0.12)     $     (0.12)

Earnings per Common Share, Assuming
  Dilution:
    Weighted Average Common Shares
      Outstanding                       15,003,145      11,697,597       14,483,992       11,223,632

Net Loss Per Common Share, Assuming
  Dilution                             $     (0.06)    $     (0.07)     $     (0.12)     $     (0.12)


LIFEPOINT, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
(Unaudited)

							      For the Six Months Ended          Cumulative From
								September 30                    October 8, 1992
							-----------------------------------     (Inception) to
							    1999                  1998          September 30, 1999
							-------------         -------------     -------------------
Cash flow from operating activities:
   Net loss                                             $(1,708,980)          $(1,296,066)        $(16,079,290)

Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                             46,470               104,178              965,549
   Consulting expense                                          -                  137,930              361,160
   Loss on disposal of property and equipment                  -                     -                 237,976
   Loss on marketable securities                               -                     -                 627,512
   Amortization of bond discount                               -                     -                  (4,855)
Changes in operating assets and liabilities:
   Change in prepaid expenses and other current assets      (14,500)               48,650               74,019
   Change in other assets                                    11,429                (9,792)             (11,037)
   Change in accounts payable                               (48,121)               60,480              237,500
   Change in accrued expenses                                19,793                 5,980              (98,126)
							------------          -------------       --------------
   Net cash used by operating activities                 (1,693,909)             (948,640)         (13,689,592)
							------------          -------------       --------------
Cash flow from investing activities:
   Sale of marketable securities                               -                     -               3,285,625
   Purchases of marketable securities                          -                     -              (3,908,281)
   Purchases of property and equipment                      (91,099)               (6,197)            (694,662)
   Proceeds from sale of property and equipment                -                     -                  80,828
   Patent costs                                                -                   (5,170)             (56,924)
							------------          -------------       --------------
   Cash used by investing activities                        (91,099)              (11,367)          (1,293,414)
							------------          -------------       --------------

Cash flow from financing activities:
   Sales of common stock                                     63,000             1,025,000           11,309,226
   Expenses of common stock offering                           -                   (5,736)          (1,681,586)
   Sales of preferred stock                                    -                     -               6,000,000
   Expenses of preferred stock offering                     (18,374)                 -                (738,451)
   Exercise of stock options                                  1,875                  -                  22,473
   Advances on note receivable - Parent                        -                     -              (1,917,057)
   Collection on note receivable - Parent                      -                     -               1,634,762
   Proceeds of loan payable - Parent                           -                     -               4,715,067
   Payment of loan payable - Parent                            -                     -              (1,299,782)
   Proceeds of capital leases                                  -                     -                 101,572
   Payments of capital leases                                  -                     -                (105,293)
   Proceeds of brokerage loan payable                          -                     -               2,674,683
   Payments of brokerage loan payable                          -                     -              (2,674,683)
							------------          ------------        -------------
   Net cash provided by financing activities                 46,501             1,019,264           18,040,931
							------------          ------------        -------------
Increase (decrease) in cash and cash equivalents         (1,738,507)               59,257            3,057,925

Cash and cash equivalents - beginning of period           4,796,432               597,254                 -
							------------          ------------        -------------
Cash and cash equivalents - end of period                $3,057,925            $  656,511         $  3,057,925
							============          ============        =============

Supplemental disclosure of cash information:
	Cash paid for interest                           $    2,546            $     -            $    194,592
							============          ============        =============
Non-cash operating activities:
	Value of common stock for consulting services    $     -               $  (12,660)        $    203,340
							============          ============        =============
Non-cash investing activities:
	Value of assets transferred to lessor in
	  lieu of payment on capital leases              $     -               $     -            $     71,405
							============          ============        =============
Non-cash financing activities:
	Value of common stock issued and additional
	  paid-in capital for the transfer of assets
	  from Parent                                    $     -               $     -            $    781,060
							============          ============        =============
	Value of common stock issued to Parent and
	  additional paid-in capital for the
	  forgiveness of debt                            $     -               $     -            $  3,160,502
							============          ============        =============
	Value of common stock warrants issued
	  for consulting services                        $     -               $  467,660         $    187,500
							============          ============        =============
	Value of common stock issued and additional
	  paid-in capital issued as dividends
	  on preferred stock conversions                 $   33,707            $     -            $     38,572
							============          ============        =============
	Value of common stock warrants issued
	  for preferred stock offering                   $     -               $     -            $    133,559
							============          ============        =============
	Value of preferred stock converted to
	  common stock                                   $    2,207            $     -            $      3,053
							============          ============        =============


LIFEPOINT, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(Unaudited)

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

NOTE 2. - Continuing Operations and Liquidity

The Company has historically incurred recurring operating losses due to the fact that it is still a development stage enterprise incurring research and development expenses and deriving no revenues and has experienced an ongoing deficiency in working capital. The Company financed its operations during the quarter ended September 30, 1999 from the private placements of both common and preferred stock completed in the fiscal year ended March 31, 1999, with resulting gross proceeds of $7,025,000. As a result, management believes that the Company has sufficient cash on hand to sustain operations through March 31, 2000.

The Company has established a $500,000 revolving line of credit agreement
($500,000 available at September 30,1999) with City National Bank of Beverly
Hills, California. On July 14, 1999 the Company entered into an equipment lease financing agreement for $300,000 with FirstCorp of Portland, Oregon which is discussed further in Note 4.

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

NOTE 3  - Property and Equipment

	Property and equipment is summarized as follows:

					September 30, 1999

Furniture and Fixtures                  $  423,826
Test Equipment                             425,768
Leasehold Improvements                     245,991
					-----------
					 1,095,585

Less:  Accumulated Depreciation            822,391
					-----------
					$  273,194




LIFEPOINT, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(Unaudited)
(Continued)


NOTE 4 - Commitments and Contingencies

Substance Abuse Technologies, Inc. ("SAT"), the former parent of the Company, and the Department of the Navy on January 24, 1992 had entered into a ten-year agreement granting SAT a partial exclusive patent license to products for drug testing in the United States and certain foreign countries. This license was transferred from SAT to the Company effective with the sale of SAT's majority ownership of the Common Stock in October 1997.

In April 1999, the Company and the United States Navy ("USN") completed negotiations for an expansion of the License Agreement. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva and urine. In addition, the royalty rate has been reduced to 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales from the previous 10% on all the Company's product sales. The minimum royalty payment has been reduced to $50,000 in 2001 (anticipated first year of product sales) and $100,000 a year thereafter versus the previous $100,000 per year. The Company is further developing the USN-developed technology for application in its own proprietary test system.

On July 14, 1999 the Company entered into an equipment lease financing agreement with FirstCorp of Portland, Oregon. The agreement allows for a credit line of $300,000 ($216,000 available at September 30, 1999) for the purchase of capital equipment, with a minimum takedown size of $50,000 and a soft cost allowance of up to 20%. The term of each takedown lease is thirty months with an end of lease purchase option at not more than 10% of original equipment cost.

NOTE 5 - Stockholders' Equity

During the quarter ended September 30, 1999, the Company issued 100,000 shares of Common Stock to holders who elected to convert their shares of the Series A 10% Cumulative Convertible Preferred Stock. In addition, 2,136 shares of Common Stock were issued as dividends on the converted shares.

During the quarter ended September 30, 1999, stock options were granted to an employee to purchase 15,000 shares of the Common Stock at $1.40 per share. On
April 16, 1999, the Board of Directors approved a compensation plan for outside directors which stated that each non-employee, non-consultant director shall receive as compensation a grant of an option pursuant to the stock option plan and each grant shall be for the right to purchase 15,000 shares of the Common
Stock on an annual basis. Options to purchase 15,000 shares of the Common Stock at $1.63 per share were granted to a director of the Company under the new approved compensation plan during the quarter ended September 30, 1999. As of September 30, 1999, there were outstanding, under the stock option plan, incentive stock options to purchase an aggregate of 1,067,500 shares held by a total of 18 employees and 3 directors.

During the quarter ended September 30, 1999, the Company issued warrants to an outside party to purchase an aggregate of 125,000 shares of the common stock at a priceof $1.07 per share as payment for services. As of September
30, 1999, there were warrants outstanding to purchase 2,662,314 shares of the Common Stock.


Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.

General.

The Company is a late development stage company developing a unique product
- the first product that will provide immediate, on-site diagnostic results without the need to take blood or urine. The Company is focused on the commercialization of the flow immunosensor technology licensed from the USN.
This proprietary technology, when used in conjunction with saliva as a non-invasive test specimen using the Company's proprietary collection technology, will allow the Company to develop a broadly applicable non-invasive, rapid, on-site diagnostic test system. The product could be used for rapid diagnostic testing, for screening, and therapeutic drug monitoring in non-medical environments such as the workplace, home health care, ambulances, pharmacies, and law enforcement. The first product under development is for the simultaneous detection of drugs of abuse and alcohol.
The market potential for this product is estimated to be $750 million, and growing to over $1 billion by 2002. Marketing is anticipated to begin not earlier than the third quarter of 2000.

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

On January 21, 1999, the Company closed as to the sale of 600,000 shares of the Series A preferred stock at $10.00 per share and the Company realized
$6,000,000 in gross proceeds. Finders' fees were paid to various consultants and bankers for their assistance in helping the Company to complete this private placement consisting of an aggregate of $592,078 in cash fees
(including $420,451 to Jonathon Pallin, a director of the Company) and Warrants expiring January 20, 2004 to purchase an aggregate of 404,725 shares of the Common Stock (net of a cancellation) at $2.41 per share.

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

Management has announced the establishment of two financing arrangements which will help the Company to conserve cash.  On July 2, 1999, the Company established a $500,000 revolving line of credit agreement ($500,000 available at September 30,1999) with City National Bank of Beverly Hills, California.
The line of credit is secured by funds and securities in the Company's  SEI
Liquidity Management account at City National Bank.  The interest rate on the revolving line of credit is variable and set at the prime rate as declared
from time to time by City National Bank.   The revolving line of credit will
renew annually in June, and does not require guarantors nor annual fees.
Additionally, the Company entered into an equipment lease financing agreement with FirstCorp of Portland, Oregon totaling $300,000.

Management's latest estimate is that completion of the development and launching of a saliva based drugs of abuse and alcohol testing product, after the pre-production instrument, will require additional funding of approximately
$4,500,000, beyond the $6,000,000 raised in January 1999, and that the product will not be launched earlier than the third quarter of 2000.

Since October 1997, management had been pursuing parallel paths for long-term financing venture capital, strategic partnering, a public offering and/or a private placement for all or part of the required funding.


Having successfully consummated three private placements pursuant to Regulation
D under the Securities Act since November 1997, the Company is currently seeking to raise the additional required financing through this method. As with a public offering, there can be no assurance that potential investors would be receptive to a private placement by the Company at that time, either because of general stock market conditions or conditions generally in the substance abuse technology industry.

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

Management has also been exploring the possibility of obtaining a strategic partner(s) for the Company. To this end, the Company has an agreement with the Venture Merchant Group to assist in the identification of potential strategic partners for the Company. Several large pharmaceutical and diagnostic corporations have expressed initial interest in partnering with the Company. Management anticipates that one or more partnering agreements may be completed prior to the end of this fiscal year. There can be no assurance that the Company will be successful in securing additional financing, whether through a strategic partner, a public offering or a private placement.

If all of the Warrants to purchase an aggregate of 2,662,314 shares of the Common Stock which are outstanding on September 30, 1999 were subsequently exercised, the Company would realize $2,483,785 in gross proceeds. If all of the Options to purchase an aggregate of 1,067,500 shares outstanding on September 30, 1999 were subsequently exercised, the Company would realize
$870,465 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised, especially as to the Options and a Warrant which were not all currently exercisable as of September 30, 1999. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

Results of Operations

Three Months Ended September 30, 1999 vs. September 30, 1998

During the quarter ended September 30, 1999, the Company spent $559,707 on research and development and an additional $389,212 on general and administrative expenses, as compared with $294,491 and $474,082, respectively, during the three months ended September 30, 1998. The increase of $265,216, or 90.1%, in research and development in the 1999 period was due to increases in staffing and related research materials. Staffing levels in research and development have nearly tripled over the same period in 1998. General and administrative expenses decreased $84,870, or 17.9%, during the quarter ended
September 30, 1999. General and administrative expenses for the three months ended September 30, 1998 included corporate legal expenses that were higher than usual due to timing and a significant royalty payment to the Navy, no m inimum royalty payments are due the USN until fiscal 2001.

From inception on October 8, 1992 to September 30, 1999, the Company has spent
$7,879,780 on research and development and $4,757,559 on general and administrative expenses. Management fees paid to SAT aggregated $2,089,838 during such period.


Six Months Ended September 30, 1999 vs. September 30, 1998

During the six months ended September 30, 1999, the Company spent $1,042,893 on research and development and an additional $689,876 on general and administrative expenses, as compared with $558,193 and $657,491, respectively, during the six months ended September 30, 1998. The research and development expenses for the six months ended September 30, 1999 increased by $484,700, or 86.8%, over the same period during 1998 due to the nearly three-fold increase in staffing levels and related research materials. General and administrative expenses increased $32,385, or 4.9%, primarily as a result of increased staffing levels.

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

(a) The Annual Meeting of Stockholders was held on August 20, 1999.

(b) At the Meeting, Peter S. Gold, Linda H. Masterson, Jonathan J. Pallin, and Paul Sandler were re-elected as the sole directors of the Company.

(c)     At the Meeting, votes were taken as to three proposals as follows:

(1) On the proposal to elect four directors:
								 Broker
Nominee                 For                   Withheld           Non-Votes

Peter S. Gold           11,959,510              42,900           36,768
Linda H. Masterson      11,959,510              42,900           36,768
Jonathan J. Pallin      11,863,213             139,167           36,768
Paul Sandler            11,865,213             137,197           36,768

(2)  On the proposal to ratify the appointment of Ernst & Young, LLC as independent auditors for the fiscal year ending March 31, 2000:
								 Broker
For                     Against               Withheld           Non-Votes

11,885,180              62,484                34,746             36,768

(3)  On the proposal to authorize a possible reverse split of the Common
Stock, in an amount which the Board of Directors deems appropriate, to be not less than one-for-three nor more than one-for-five:
								 Broker
For                     Against               Withheld           Non-Votes

10,043,109              1,764,853             54,471             156,445

(4)  On the proposal to authorize an increase in authorized shares of the
Common Stock if a reverse split is authorized and implemented:
								 Broker
For                     Against               Withheld           Non-Votes

11,735,088              193,236               54,086             36,768


(d)     Not Applicable.


Item 5. Other Information

	None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

	10(l) Copy of Master Lease Agreement dated as of July 14, 1999 between LifePoint, Inc and FirstCorp
	10(m) Copy of Line of Credit Agreement dated as of July 2, 1999 between LifePoint, Inc and City National Bank

(b) Reports on Form 8-K

None



SIGNATURES

	Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

					    LIFEPOINT, INC.
					    (Registrant)


Date:  November 13, 1999                    By  /s/ Michele A. Clark
						    Michele A. Clark
						    Controller and Chief
						    Accounting Officer

