Form 10-Q
period 1999-12-31
LIFEPOINT INC
filed 2000-02-15
CIK 910523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1999

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

As of February 9, 1999  - Common Stock, $.001 Par Value, 15,618,847 shares


LIFEPOINT, INC.
(a Development Stage Enterprise)

BALANCE SHEET


						December 31
						   1999

ASSETS

Current assets:
 Cash and cash equivalents                      $    1,952,651
 Prepaid expenses and other current assets              92,020
						--------------
     Total current assets                            2,044,671
Property and equipment, net                            404,040
Patents and other assets, net                           85,196
						--------------
						$    2,533,907
						==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                               $      128,166
 Accrued expenses                                      258,522
 Capital Lease -Short Term                             101,386
						--------------
     Total current liabilities                         488,074

Capital Lease - Long Term                              124,496
Accrued Consulting - Long Term                         148,253
						--------------
						       760,823

Commitments and contingencies (Note 4)

Stockholders' equity:

 Series A 10% Cumulative Convertible
   Preferred Stock, $.001 par value,
   600,000 shares authorized, 427,375
   outstanding at December 31, 1999                        427

 Common stock, $.001 par value; 50,000,000
   shares authorized, 15,417,537 shares
   issued and outstanding at December 31, 1999          15,417

 Additional paid-in capital                         18,851,962
 Deficit accumulated in the development stage      (17,094,722)
						--------------
     Total stockholders' equity                      1,773,084
						--------------
						$    2,533,907
						==============

The accompanying notes are an integral part of the financial statements.


LIFEPOINT, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(Unaudited)


										      Cumulative
					  For the                For the              From
					 Three Months           Nine Months           October 8, 1992
					   Ended                  Ended               (Inception) to
					 December 31,           December 31,          December 31
					1999       1998       1999         1998       1999

Revenues                              $   -      $   -      $     -      $     -      $       -

Costs and Expenses:
 General and Administrative Expenses   352,026    536,557    1,041,896    1,194,048      5,109,580
 Research and Development              617,697    259,924    1,660,591      818,117      8,497,476
 Depreciation and Amortization          24,211     25,250       72,382      129,428        991,462
 Interest Expense - Parent                -          -            -            -            95,790
 Management Fees - Parent                 -          -            -            -         2,089,838
 Interest Expense                         -          -            -            -           119,300

Total Costs and Expenses               993,934    821,731    2,774,869    2,141,593     16,903,446

Loss from Operations                  (993,934)  (821,731)  (2,774,869)  (2,141,593)   (16,903,446)

Other Income/(Expense)                  36,789      4,851      108,749       28,647       (132,986)

Net Loss                             $(957,145) $(816,880) $(2,666,120) $(2,112,946)  $(17,036,432)


Earnings per Common Share:
 Weighted Average Common Shares
    Outstanding                     15,208,721 11,731,031   14,727,280   11,395,289

 Net Loss Per Common Share           $  (0.06)  $  (0.07)    $  (0.18)    $  (0.19)

Earnings per Common Share,
 Assuming Dilution:
 Weighted Average Common Shares
    Outstanding                     15,208,721 11,731,031   14,727,280   11,395,289
 Net Loss Per Common Share,
    Assuming Dilution                $  (0.06)  $  (0.07)    $  (0.18)    $  (0.19)


The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(Unaudited)
									     Cumulative
									     From
									     October 8, 1992
					    For the Nine Months Ended        (Inception) to
						     December 31             December 31
						1999            1998            1999
					    ------------    ------------     ---------------
Cash flow from
     operating activities:

Net loss                                    $(2,666,120)    $(2,112,946)     $(17,036,432)
Adjustments to reconcile net
	loss to net cash used by
	operating activities:
     Depreciation and amortization               72,382         129,428           991,461
     Consulting expense                            -            311,800           361,160
     Loss on disposal of property
       and equipment                               -               -              237,976
     Loss on marketable securities                 -               -              627,512
     Amortization of bond discount                 -               -               (4,855)
Changes in operating assets and
	liabilities:
     Change in prepaid expenses and
       other current assets                     (56,138)         50,650            32,381
     Change in other assets                     (12,391)         (7,432)          (34,857)
     Change in accounts payable                (103,098)        111,236           182,525
     Change in accrued expenses                   8,315         243,212          (109,604)
					    -----------     -----------      -------------
      Net cash used by operating
       activities                            (2,757,050)     (1,274,052)      (14,752,733)
					    -----------     -----------      -------------
Cash flow from investing activities:
     Sale of marketable securities                 -               -            3,285,625
     Purchases of marketable securities            -               -           (3,908,281)
     Purchases of property and equipment        (97,250)        (13,197)         (700,813)
     Proceeds from sale of property and
       equipment                                   -               -               80,828
     Patent costs                                  -             (7,693)          (56,924)
					    ------------    ------------     -------------
Cash used by investing activities               (97,250)        (20,890)       (1,299,565)
					    ------------    ------------     -------------
Cash flow from financing activities:
     Sales of common stock                       63,000       1,025,000        11,309,226
     Expenses of common stock offering          (35,982)         (5,736)       (1,717,568)
     Sales of preferred stock                      -               -            6,000,000
     Expenses of preferred stock offering       (18,374)           -             (738,451)
     Exercise of stock options                    1,875           1,015            22,473
     Advances on note receivable - Parent          -               -           (1,917,057)
     Collection on note receivable - Parent        -               -            1,634,762
     Proceeds of loan payable - Parent             -               -            4,715,067
     Payment of loan payable - Parent              -               -           (1,299,782)
     Proceeds of capital leases                    -               -              101,572
     Payments of capital leases                    -               -             (105,293)
     Proceeds of brokerage loan payable            -               -            2,674,683
     Payments of brokerage loan payable            -               -           (2,674,683)
					    ------------    ------------     -------------
      Net cash provided by financing
	  activities                             10,519       1,020,279        18,004,949
					    ------------    ------------     -------------
Increase (decrease) in cash and cash
	  equivalents                        (2,843,781)       (274,663)        1,952,651
Cash and cash equivalents -
	  beginning of period                 4,796,432         597,254              -
					    ------------    ------------     -------------
Cash and cash equivalents -
	  end of period                     $ 1,952,651     $   322,591      $  1,952,651
					    ============    ============     =============

Supplemental disclosure of cash information:
    Cash paid for interest                  $    17,105     $      -         $    209,151
					    ============    ============     =============
Non-cash operating activities:
    Value of common stock for
    consulting services                     $      -        $    53,340      $    203,340
					    ============    ============     =============
Non-cash investing activities:
    Value of assets transferred to
    lessor in lieu of payment on
    capital leases                          $      -        $      -         $     71,405
					    ============    ============     =============
Non-cash financing activities:
    Value of common stock issued
    and additional paid-in capital
    for the transfer of assets from
    Parent                                  $      -        $      -         $    781,060
					    ============    ============     =============
    Value of common stock issued to
    Parent and additional paid-in
    capital for the forgiveness of debt     $      -        $      -         $  3,160,502
					    ============    ============     =============
    Value of common stock warrants issued
    for consulting services                 $      -        $   348,460      $    187,500
					    ============    ============     =============
    Value of common stock issued and
    additional paid-in capital issued
    as dividends on preferred stock
    conversions                             $    50,114     $      -         $     54,978
					    ============    ============     =============
    Value of common stock warrants
    issued for preferred stock offering     $      -        $      -         $    133,559
					    ============    ============     =============
    Value of preferred stock converted
    to common stock                         $     2,607     $      -         $      3,453
					    ============    ============     =============


The accompanying notes are an integral part of the financial statements


LIFEPOINT, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999
(Unaudited)

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

NOTE 2. - Continuing Operations and Liquidity

The Company has historically incurred recurring operating losses due to the fact that it is still a development stage enterprise incurring research and development expenses and deriving no revenues and has experienced an ongoing deficiency in working capital. The Company financed its operations during the quarter ended December 31, 1999 from the private placements of both common and preferred stock completed in the fiscal year ended March 31, 1999, with resulting gross proceeds of $7,025,000. As a result, management believes that the Company has sufficient cash on hand to sustain operations through March 31, 2000.

The Company has established a $500,000 revolving line of credit agreement ($500,000 available at December 31, 1999) with City National Bank of Beverly Hills, California. On July 14, 1999 the Company entered into an equipment lease financing agreement for $300,000 with FirstCorp of Portland, Oregon which is discussed further in Note 4.

The Company continues to pursue parallel paths to secure additional funding including strategic partnering, additional private placements, and a possible public offering. In December 1999, the Company initiated a private placement pursuant to Regulation D under the Securities Act to seek to raise the estimated $4.5 million needed to launch its saliva based product. There can be no assurance that any of these additional sources of financing will be available and, in such event, the Company would not be able to complete the manufacturing and marketing of its product on a timely basis. Recovery of the Company's assets is dependent upon future events, including completion of the development program and ultimately achieving profitable operations.
The outcome of these events is undeterminable.

NOTE 3  - Property and Equipment

	Property and equipment is summarized as follows:

					December 31,
					    1999
					------------
Furniture and Fixtures                  $  578,035
Test Equipment                             425,768
Leasehold Improvements                     245,991
					------------
					 1,249,794
Less:  Accumulated Depreciation            845,754
					------------
					$  404,040
					============


The Company has financed the acquisition of $165,862 and $249,562 in the property and equipment through capital leases during the three and nine month periods ending December 31, 1999, respectively.


LIFEPOINT, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999
(Unaudited)
(Continued)


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

In April 1999, the Company and the United States Navy ("USN") completed negotiations for an expansion of the License Agreement. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva in addition to the urine application. In addition, the royalty rate has been reduced to 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales from the previous 10% on all the Company's product sales.
The minimum royalty payment has been reduced to $50,000 in 2001 (anticipated first year of product sales) and $100,000 a year thereafter versus the previous $100,000 per year. The Company is further developing the USN-developed technology for application in its own proprietary test system.

On July 14, 1999 the Company entered into an equipment lease financing agreement with FirstCorp of Portland, Oregon. The agreement allows for a credit line of $300,000 ($74,000 available at December 31, 1999) for the purchase of capital equipment, with a minimum takedown size of $50,000 and a soft cost allowance of up to 20%. The term of each takedown lease is thirty months with an end of lease purchase option at not more than 10% of original equipment cost.

NOTE 5 - Stockholders' Equity

During the quarter ended December 31, 1999, the Company issued 400,000 shares of Common Stock to holders who elected to convert their shares of the Series
A 10% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"). In addition, 8,841 shares of Common Stock were issued as dividends on the converted shares.

During the quarter ended December 31, 1999, stock options were granted to thirteen employees to purchase 389,000 shares of the Common Stock at exercise prices ranging from $1.67 to $1.87 per share. As of December 31, 1999, there were outstanding, under the stock option plan, incentive stock options and non-qualified stock options to purchase an aggregate of 1,446,500 shares held by a total of 23 employees and 3 directors.

On October 10, 1999, after over four months of due diligence, the Compensation Committee granted to Ms. Linda Masterson, President and Chief Executive Officer, five Common Stock purchase warrants, each to purchase 500,000 shares of the Common Stock at $1.72 per share, which exercise price was the average of the high bid and low asked prices of the Common Stock during the prior 20 trading days. Thomas J. Foley, Senior Vice President Research and Development, was also granted two Common Stock purchase warrants on October 10, 1999, each to purchase 250,000 shares of the Common Stock at $1.72. Each warrant will not become exercisable unless the Company achieves a specified performance goal before a specified date and will expire five years from the date the warrant becomes exercisable. As of December 31, 1999, there were warrants outstanding to purchase 5,662,314 shares of the Common Stock.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General.

The Company is a late development stage company developing a unique product - the first product that will provide immediate, on-site diagnostic results without the need to take blood or urine. The Company is focused on the commercialization of the flow immunosensor technology licensed from the USN. This proprietary technology, when used in conjunction with saliva as a non-invasive test specimen using the Company's proprietary collection technology, will allow the Company to develop a broadly applicable non-invasive, rapid, on-site diagnostic test system. The product could be used for rapid diagnostic testing, for screening, and therapeutic drug monitoring in non-medical environments such as the workplace, home health care, ambulances, pharmacies, and law enforcement. The first product under development is for the simultaneous detection of drugs of abuse and alcohol. The market potential for this product is estimated to be $750 million, and growing to over $1 billion by 2002. Marketing is anticipated to begin not earlier than the fourth quarter of 2000.

Liquidity and Capital Resources.

The Company is a development stage enterprise with no earnings history. Since its inception, the Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company does not anticipate generating revenue from product sales until the fourth quarter of 2000 at the earliest. Because the Company has not produced any revenues as a result of its being a development stage company, it has been dependent, since gaining its independence from its former parent SAT in October 1997, on the net proceeds derived from three private placements pursuant to Regulation D under the Securities Act to fund its operations, the last of which is described in the succeeding paragraph.

On January 21, 1999, the Company closed as to the sale of 600,000 shares of the Series A Preferred Stock at $10.00 per share and the Company realized $6,000,000 in gross proceeds. Finders' fees were paid to various consultants and bankers for their assistance in helping the Company to complete this private placement consisting of an aggregate of $592,078 in cash fees (including $420,451 to Jonathan J. Pallin, a director of the Company) and Warrants expiring January 20, 2004 to purchase an aggregate of 404,725 shares of the Common Stock (net of a cancellation) at $2.41 per share.

Management believes that, with the net proceeds from the private placement described in the preceding paragraph, the Company has sufficient funds to complete the prototype for the testing product for drugs of abuse and alcohol and that the prototype will be completed not earlier than the second quarter of 2000. Management's latest estimate is that completion of the development and launching of a saliva based drugs of abuse and alcohol testing product, after the prototype instrument, will require an additional funding of approximately $4,500,000, beyond the $6,000,000 raised in January 1999, and that the product will not be launched earlier than the fourth quarter of 2000. Having successfully consummated three private placements pursuant to Regulation D under the Securities Act since November 1997, the Company initiated in December 1999 a private placement to seek to raise the additional necessary financing. There can be no assurance that management's estimate as to costs and timing will be correct. Any delays may increase the Company's costs of development, manufacture and marketing of the product.

The Company has continued to pursue strategic partnering through the Venture Merchant Group. Several large pharmaceutical and diagnostic corporations have expressed initial interest in partnering with the Company. Management currently anticipates that these partnering agreements may not be completed until the Company has at least completed development of the prototype instrument. Accordingly, there can be no certainty as to when the Company can complete such an agreement, if at all.

Management has announced the establishment of two financing arrangements which will help the Company to conserve cash. On July 2, 1999, the Company established a $500,000 revolving line of credit agreement ($500,000 available at December 31,1999) with City National Bank of Beverly Hills, California.
The line of credit is secured by funds and securities in the Company's SEI Liquidity Management account at City National Bank. The interest rate on the revolving line of credit is variable and set at the prime rate as declared
from time to time by City National Bank.   The revolving line of credit will
renew annually in June, and does not require guarantors nor annual fees. Additionally, the Company entered into an equipment lease financing agreement with FirstCorp of Portland, Oregon totaling $300,000.

If all of the common stock purchase warrants to purchase an aggregate of 5,662,314 shares of the Common Stock which are outstanding on December 31, 1999 were subsequently exercised, the Company would realize $7,643,410 in gross proceeds. If all of the options to purchase an aggregate of 1,446,500 shares outstanding on December 31, 1999 were subsequently exercised, the Company would realize $1,550,695 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised, especially as to the options and a warrant which were not all currently exercisable as of December 31, 1999. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.


Results of Operations

Three Months Ended December 31, 1999 vs. December 31, 1998

During the quarter ended December 31, 1999, the Company spent $617,697 on research and development and an additional $352,026 on general and administrative expenses, as compared with $259,924 and $536,557, respectively, during the three months ended December 31, 1998. The increase of $357,773, or 137.6%, in research and development expenses in the 1999 period was due to increases in staffing and related research materials. Staffing levels in research and development have nearly tripled over the same period in 1998. General and administrative expenses decreased $184,531, or 34.4%, during the quarter ended December 31, 1999. General and administrative expenses for the three months ended December 31, 1998 included certain non-recurring administrative costs associated with the private placement which closed in January 1999.

From inception on October 8, 1992 to December 31, 1999, the Company has spent $8,497,476 on research and development and $5,109,580 on general and administrative expenses. Management fees paid to SAT aggregated $2,089,838 during such period.

Nine Months Ended December 31, 1999 vs. December 31, 1998

Research and development expense during the nine months ended December 31, 1999 was $1,660,591, up 103%, or $842,474, from $818,117 for the same period in 1998. The increase in research and development is primarily as a result of increased staffing, from 8 employees in 1998 to 19 employees for the same
period in 1999, and related materials.   General and administrative expenses
during the nine months ended December 31, 1999 were $1,041,896 down 12.7%, or $152,152, from $1,194,048 for the same period in 1998. General and administrative expenses in 1998 were higher due to certain non-recurring administrative costs associated with the private placement which closed in January 1999.

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

	None

Item 5. Other Information

	None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

	None

(b) Reports on Form 8-K

	On October 19, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8K related to the Company's press release, also dated October 19, 1999, regarding the Company's reduced requirement for funding and to announce the engagement of an investment banker.




SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

						LIFEPOINT, INC.
						(Registrant)


Date:  February 15, 2000                        By /s/ Michele A. Clark
						                                                 Michele A. Clark
						                                                 Controller and Chief
						                                                 Accounting Officer
