Form 10KSB
period 2000-03-31
LIFEPOINT INC
filed 2000-06-28
CIK 910523

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the fiscal year ended March 31, 2000

	   Commission File No.  1-12362


LIFEPOINT, INC.
(Exact name of Registrant as specified in its charter)

Delaware                                 33-0539168
(State or other jurisdiction of         (IRS Employer
Incorporation organization)             I.D. Number)

1205 South Dupont
Ontario, California                              91761
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number including area code:
(909) 418-3000

Securities registered pursuant to Section 12 (b) of the Act:
Effective April 19, 2000, Common Stock, $.001 par value

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendments to this Form 10-KSB.   [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $125,503,300 (based on the closing price of Registrant's Common Stock on the American Stock Exchange at June 2, 2000, or $5.375 per share) . This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 2, 2000, there were 29,820,501 shares of the registrant's Common Stock and no shares of the Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE   The definitive Proxy Statement to be
filed pursuant to Regulation 14A for the fiscal year ended March 31, 2000 is incorporated herein by reference in Part III, Items 9-12 of Form 10-KSB. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's most recent calendar year.


PART I
ITEM 1.  BUSINESS

Safe Harbor Statement under the Private Litigation Reform Act of 1995

	With the exception of historical information, the matters discussed in this Annual Report on Form 10-KSB include certain forward-looking statements that involve risks and uncertainties. Among the risks and uncertainties to which LifePoint, Inc. ("LifePoint" or the "Company") is subject are the risks that it will not obtain the financing necessary to bridge the gap between the commencement of marketing and the attainment of profitability, as to which profitability there can be no assurance as to when and if it will occur; that it will not secure the additional personnel required first to complete the product development program and, if that is successful, later to implement the manufacturing process; that it will not complete the commercialization on a timely or successful basis and that the costs will be higher than projected; that, during the period before March 2001 when LifePoint's management currently believes that its saliva based drugs of abuse and alcohol testing product will be submitted for United States governmental approval and marketing to non-medical markets is anticipated to begin, competitors, with greater financial resources, will have produced and offered for sale a saliva based competitive product; and that, because of the delays, the potential market for LifePoint's products will not be as large as currently anticipated. As a result, the actual results realized by LifePoint could differ materially from the statements made herein. Stockholders of LifePoint are cautioned not to place undue reliance on forward-looking statements made in this Report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements" in Item 6 to this Report.

General

	Overview

	LifePoint, Inc. is a late development stage company designing a unique product that will provide immediate, on-site diagnostic results without the need to take blood or urine. LifePoint is focused on the commercialization of the flow immunosensor technology licensed from the United States Navy (the "USN"). This patented technology, when used in conjunction with saliva as a non-invasive test specimen using the Company's proprietary collection technology, will allow LifePoint to develop a broadly applicable non-invasive, rapid, on-site diagnostic test system. The LifePoint(tm) test system could be used for rapid diagnostic testing, for screening, and for therapeutic drug monitoring in non-medical environments such as the workplace, home health care, ambulances, pharmacies, and law enforcement. The first product under development is for the simultaneous detection of drugs of abuse and alcohol. The market potential for this product is estimated to be $750 million and growing to over $1 billion by 2002. Marketing to the non-medical markets is anticipated to begin no earlier than the first quarter of 2001.

History of the Company

	The Company was incorporated on October 8, 1992 under the laws of the State of Delaware, under the name "U.S. Drug Testing Inc.," as a wholly-owned subsidiary of Substance Abuse Technologies, Inc. ("SAT"), then a public company and now named Employee Information Services, Inc. The Company's name was changed to "LifePoint, Inc." on February 25, 1998.

	From its inception until October 31, 1997, the Company was under the control of SAT. On October 29, 1997, SAT sold the controlling stockholder interest in the Company to Meadow Lane Partners, LLC ("Meadow Lane"), then an unaffiliated party, for $250,000. On October 31, 1997, two directors of the Company who were directors of SAT (and one of whom was SAT's Chief Executive Officer) resigned. On November 4, 1997, Linda H. Masterson, the President and Chief Executive Officer of the Company, resigned as a director of SAT, thereby terminating SAT's last relationship with the Company. The Company has operated as a totally independent company since that time.

	The Company has not produced any revenues through March 31, 2000 because its products are still in the developmental stage. The Company is developing proprietary systems that will generate immediate, diagnostic results for a broad variety of substances by non-invasively testing saliva. The first product under development is a test for substance abuse, specifically the following five commonly used drugs of abuse: cocaine, opiates (heroin, morphine and codeine), phencyclidine hydrochloride (PCP), amphetamines (including methamphetamines), and tetrahydrocannabinol (THC, marijuana) (collectively the "Drugs of Abuse"), and alcohol.

	In January 1992, the USN and SAT signed a ten-year license agreement (the License Agreement") covering the exclusive use by SAT of the USN's technology for the five Drugs of Abuse and any other drugs that might be added to the National Institute of Drug Abuse ("NIDA") list of drugs of abuse. With the sale of the SAT majority stockholder interest in the Company (see second preceding paragraph), the license agreement with the USN was transferred directly to the Company from SAT and a sublicense (the "Sublicense") between SAT and the Company was canceled.

	In April 1999, the Company and the USN completed negotiations for an expansion of the License Agreement. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva. The Company is further developing the USN-developed technology for application in its own proprietary test system. See the sections "Patents and Technology" and "Material Contracts" under this caption "Business."

	Until the saliva based test system is submitted to the Food and Drug Administration (the "FDA") and/or marketing has commenced, no revenues from product sales are likely to be produced. On May 15, 2000 the Company completed the first fully integrated prototype of the LifePointtm test system. Assuming subsequent success in the remainder of the commercialization program, the Company currently expects to submit its six-panel cassette to the FDA, and to begin selling to non-medical markets, in the first quarter of 2001 at the earliest, and to begin selling to medical markets after obtaining FDA clearance. However, there can be no assurance that such submission will occur by such date or that the final commercial product will be completed by such date.

	The Company will be able to market it in the United States for non-medical purposes, such as law enforcement agencies' testing and safety sensitive testing by industrial companies, and in Europe where no FDA clearance is required prior to product submission to the FDA. The Company will be able to commence marketing of the product in US medical markets when FDA clearance is obtained. The Company anticipates such clearance to occur approximately
100 days (based on the current experience of other companies at the FDA) after submission if such approval is obtained. There can be no assurance as to when the Company will submit such assay to the FDA, if at all, as to when the FDA will give its clearance and as to when marketing in either medical or non-medical markets will commence. Management recognizes that, although FDA clearance is not required for use of drug testing for non-medical purposes, such as law enforcement agencies' testing and industrial safety sensitive testing, FDA clearance of the product will assist the Company's marketing in the United States to such customers. A definitive marketing plan has not been finalized or implemented, although preliminary marketing efforts, including markets research, has been initiated for each target market segment. See the sections "Governmental Regulation" and "Marketing and Distribution" under this caption "Business."

	Management anticipates that the Company's saliva based drugs of abuse and alcohol test will be evidentiary in the law enforcement market. However, management expects that the Company's tests may be performed on a non-evidentiary basis in the industrial marketplace. If a drug of abuse is detected in the screening test, the sample may need to be forwarded to a laboratory, where an expensive confirmatory analysis will be performed. Usually gas chromatography/mass spectrometry ("GC/MS") is employed for the confirmatory test. The Company's marketing analysis has indicated a greater market potential for a saliva sample portable testing instrument for drugs of abuse by law enforcement agencies, occupational health clinics, hospitals and other medical facilities than for a urine sample instrument. However, the use of this product in other potential markets that are testing for drug use over the last two to five days or "lifestyle testing," such as pre-employment testing, may be limited with the initial product.

	Currently, to the Company's knowledge, no competitor is offering a blood-equivalent saliva test, but one U.S. competitor, Avitar, Inc. ("Avitar") has begun to offer a sample screening test product on an "on site" basis for four drugs. The Company has evaluated this product and management believes that the limitations of the technologies used by Avitar will negatively impact Avitar's ability to sell into the Company's target markets. Management believes that Avitar's product will not be court defensible in the law enforcement and industrial markets because it is not instrumented, and not useful in medical emergencies because the result is not quantitative. Additionally, this type of technology is less sensitive than the instrumented system the Company is developing and, management believes, not sensitive enough to detect certain drugs at levels that are found in saliva. Although management believes that the Company's product under development is superior to the one Avitar is marketing, management could be incorrect in its assessment, Avitar could attempt to modify its product to meet the Company's criticisms. In either of these events, Avitar's product could significantly impact the Company's ability to sell its product which it is developing.

	In addition, management has been advised that one or more other companies may have a saliva sample testing product under development, although the technology they are using is believed to be very different from that of the Company. There can be no assurance that other competitors will not begin to offer a saliva sample testing product in the future, whether before or after the Company completes its research and development. See the section "Competition" under this caption "Business." There also can be no assurance that the Company's product will be developed for use in the manner contemplated in this section.

	Need for Financing

	As a result of LifePoint being a development stage company and, accordingly, not deriving revenues from the sales of products and/or services, the Company has, since obtaining its independence from SAT in October 1997 (see the section "History of the Company" under this caption "Business"), been dependent on the net proceeds derived from four private placements pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), to fund its operations. The succeeding three paragraphs describe the private placements from Fiscal 1999 and 2000.

	On July 23, 1998, the Company closed a second private placement as to the sale of 1,000,000 shares of the Common Stock. On August 26, 1998, the Company sold an additional 25,000 shares of the Common Stock. This offering of a minimum of 1,000,000 and a maximum of 5,000,000 shares of the Common Stock expired by its terms on October 14, 1998 without any additional shares being sold. The aggregate of 1,025,000 shares was sold at $1.00 per share and the Company realized $1,025,000 in gross proceeds.

	On January 21, 1999, the Company closed a third private placement as to the sale of 600,000 shares of the Series A 10% Cumulative Convertible Preferred Stock, $.001 par value (the "Series A Preferred Stock"), at $10.00 per share and the Company realized $6,000,000 in gross proceeds.

	On February 29 and March 14, 2000, the Company closed a fourth private placement as to the sale in the aggregate of 1,840 units at $5,000 per unit, each unit consisting of 2,500 shares of the Common Stock and a Common Stock purchase warrant expiring February 28 or March 13, 2005 (the "Investor Warrant") to purchase 2,500 shares of the Common Stock at $3.00 per share. The Investor Warrants may not be exercised prior to
September 14, 2000 and the shares included in the units are restricted
securities for at least one year.   The Company realized $9,200,000 in gross
proceeds from this offering.

	Management believes that, with the net proceeds from the private placement described in the preceding paragraph, the Company has sufficient funds to finish the product development, build a manufacturing facility, generate field trials and pilot studies, and initiate marketing. Management estimates that it will take $5.8 million post-prototype to reach the market with its product. The proceeds from the last private placement should provide working capital for several quarters post revenue. There can be no assurance that management's estimate as to the costs and timing will be correct. Any delays may further increase the Company's costs.

	The Company is currently in discussion with three capital leasing companies to fund the capital equipment required for the manufacture of the LifePoint(tm) test system. Management anticipates reaching an agreement with one or more of these firms no later than the third quarter of 2000.

	The Company continues to pursue strategic partnering through the Venture Merchant Group. Several large pharmaceutical and diagnostic corporations have expressed their initial interest in partnering with the Company. Management anticipates that one or more partnering agreements may be completed prior to the fourth quarter of 2000.

	Management has also pursued the possibility of an underwritten public offering and has received expressions of interest from several well-known small national and large regional firms. However, to date the Company has generally not attracted large institutional investors and, unless this interest in the Common Stock develops, this fact may adversely affect any future public offering. In addition, there can be no assurance that stock market conditions later in 2000 or early in 2001 would be receptive to a public offering by the Company, especially in view of the volatility in the market generally in 2000. In addition, competitive conditions in the substance abuse testing industry at that time may make the Company less attractive to potential public investors. See the section "Competition" under this caption "Business."

	Having successfully consummated four private placements pursuant to Regulation D under the Securities Act since November 1997, the Company may seek to raise any additional financing through this method. As with a public offering, there can be no assurance that potential investors would be receptive to a private placement by the Company when the Company seeks to sell additional stock, either because of general stock market conditions or conditions generally in the substance abuse testing industry.

	There can be no assurance that the Company will be successful in securing additional financing, whether through a capital leasing firm, a strategic partner, a public offering or a private placement.

	If all of the Common Stock purchase warrants (the "Warrants") to purchase an aggregate of 9,563,063 shares of the Common Stock which were outstanding on March 31, 2000 were subsequently exercised, the Company would realize $21,168,517 in gross proceeds. If all of the stock options (the "Options") pursuant to the LifePoint, Inc. 1997 Stock Option Plan (the
"Stock Option Plan") to purchase an aggregate of 1,538,496 shares outstanding on March 31, 2000 were subsequently exercised, the Company would realize $2,253,458 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised, especially as to the Options and certain of the warrants which were not all currently exercisable as of March 31, 2000. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

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

(2) Saliva Sample Testing. Commercialization is being pursued by the Company, using the flow immunosensor technology, to test for drugs of abuse and alcohol from saliva samples and for submission to the FDA for approval to use saliva as a testing specimen. This product development work utilizes some of the work done for the Company's urine Drugs of Abuse testing system. See the section "Government Regulation" under this caption "Business" for information as to obtaining FDA clearance. Management anticipates that the earliest that the saliva testing system and drugs assays for all five Drugs of Abuse and alcohol will be ready for sale to the law enforcement and industrial markets and for submission to the FDA is in the first quarter of 2001. There can be no assurance that the Company will meet such timetable.

	(a) Immunosensor Reader. The Company anticipates manufacturing a small portable reader to be used in conjunction with single-use, disposable cassettes. When used with the drug assays described below, the Company expects that this unit will provide the accuracy of a lab based test system that provides a portable, flexible and non-invasive detection capability when used with saliva samples. The Company expects that the assay time will be under five minutes per sample for up to 10 analytes tested simultaneously. There can be, however, no assurance that the Company will be able to complete the commercialization and then market this product.

	(b) Drug Assays for Immunosensor Analyzer. The Company is developing disposable assay cartridges for use with its desktop model using saliva samples. After the sample has been collected, it will be automatically transferred to an assay cartridge containing up to ten target analytes (drugs of abuse and alcohol for the first product) in one panel, read by the instrument, and the results printed. The disposable cartridge will be thrown away after use, with the waste self-contained. Assay time is expected to be less than five minutes per sample. The Company plans to continue its development efforts for the drug assays concurrently with the instrument. There can be no assurance that the Company will be able to complete the commercialization and then market the assay cartridges.

Manufacturing

	LifePoint is building a manufacturing facility in a newly leased 31,000 square foot building. The Company intends to manufacture the disposable cassettes. However, LifePoint will only perform the final assembly of the instrument, with sub-assemblies manufactured by OEM suppliers for LifePoint.

	Whenever the Company commences manufacturing, the Company will be required, in the United States, to follow current Good Manufacturing Practices ("cGMP") as prescribed by the FDA and to become ISO 9001 certified for European sales. See the section "Government Regulation" under this caption "Business." There can be no assurance that the Company will be able to bring its plant into compliance and/or cause its prospective third party manufacturers to comply with cGMP. The Company's future dependence on third parties for the manufacture and supply of product components could have a material adverse effect on the Company's profit margins and its ability to deliver its products on a timely and competitive basis.

Marketing and Distribution

	The Company has initiated marketing efforts to include lobbying and pre-marketing efforts to help ensure quick acceptance of the product by the respective markets. Additionally, LifePoint has demonstrated a marketing prototype of its first product at trade shows and presented technical data at scientific meetings and conferences. LifePoint intends to market the system globally to law enforcement and industrial markets in conjunction with strategic partners, and to that end is in discussion with several leading companies in these markets. LifePoint intends to retain the medical emergency markets for its own direct marketing and sales effort.

Government Regulation

	The Company's first product under development is for the simultaneous detection of drugs of abuse and alcohol. Once the product is submitted to the FDA, the Company will market it in the United States for non-medical purposes, such as law enforcement agencies' testing and safety sensitive testing by industrial companies, and in Europe where no FDA clearance is required. The Company will be able to commence marketing of the product in medical markets in the United States once FDA clearance is obtained. The Company anticipates such clearance to occur approximately 100 days (based on the current experience of other companies at the FDA) after submission if such approval is obtained. There can be no assurance as to when the Company will submit such assay to the FDA, if at all, as to when the FDA will give its clearance and as to when marketing in either medical or non-medical markets will commence. In addition, Management is aware that the FDA is exercising its enforcement discretion at this time not to regulate Drugs of Abuse testing in the workplace, the insurance industry, sports settings, and law enforcement. There can be no assurance that the FDA will continue to exercise such enforcement discretion. Management recognizes that, although FDA clearance is not required, at this time, for use of drug testing for non-medical purposes, such as law enforcement agencies' testing and industrial safety sensitive testing, FDA clearance of the product will assist the Company's marketing in the United States to such customers. A definitive marketing plan has not been finalized or implemented, although preliminary marketing efforts have been initiated for each target market segment.

	The Company's proposed medical screening and diagnostic products will be subject to significant government regulation in the United States and other countries. In order to conduct clinical tests, manufacture and market products for human diagnostic use, the Company must comply with mandatory procedures and safety standards established by the FDA and the comparable foreign regulatory agencies. Typically, such standards require that products be approved by the FDA, or by comparable foreign regulatory agencies, as appropriate, as safe and as effective for their intended use prior to being marketed.

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

	If the 510(k) procedure is not available for the Company's product, then pre-market approval (the "PMA") must be obtained from the FDA. Under the PMA procedure, the applicant must obtain an Investigational Device Exemption (the "IDE") before beginning the substantial clinical testing which is required to determine the safety, efficacy and potential hazards of the product. Safety and efficacy must be established through extensive clinical studies, which are conducted after the FDA's acceptance of the IDE application. On completion of all of the requirements for the IDE and once the results are evaluated, a PMA application is submitted to the FDA. The review period under a PMA application is generally 180 days from the date of filing. However, the application is not automatically deemed cleared if not rejected during that period. The FDA may grant marketing clearance, request additional data about the product's safety and efficacy or deny the application if it determines that the product does not meet the regulatory approval criteria. In addition, the preparation of a PMA application is significantly more complex and time consuming than the 510(k) procedure. Also the FDA's review of a PMA is more extensive than that required for a 510(k) application. Management firmly believes that the 510K procedure will be used for the Company's product review.

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

	In addition, regulations implementing the Clinical Laboratory Improvement Amendments of 1988 (the "CLIA") promulgated by the United States Department of Health and Human Services (the "HHS") and the Health Care Financing Administration on February 28, 1992, which were to become effective September 1, 1992, require that all employment drug testing, including on-site testing, be processed by a federally approved laboratory. On August 28, 1992, the HHS announced that the application of the CLIA to workplace testing would not go into effect on September 1, 1992 because of comments made on the final regulations. The comments raised questions about, among other things, whether bringing employee drug testing under the CLIA might have an unintended chilling effect on efforts to encourage drug-free workplace programs. As reported in the January 19, 1993 Federal Register, the final decision on the regulations will be delayed until further investigation is completed. Such decision has not been made as of the date hereof.

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

Research and Development

	During the fiscal years ended March 31, 2000 ("fiscal 2000") and 1999 ("fiscal 1999"), the Company incurred approximately $2,448,000 and $1,118,000, respectively, for development of the saliva drug and alcohol testing technology. From October 8, 1992 (inception) to March 31, 2000, the Company has spent $9,285,000 on development of the drug testing technology. See the section "Need for Financing" under this caption "Business" for information as to the estimated costs to complete the product development.

Patents and Technology

	In addition to its rights under the USN patent license (see the section "History of the Company" and "Material Contracts" under this caption "Business"), the Company has rights under the following patents:

	(1) U.S. Patent No. 5,183,740, "Flow Immunosensor Method and Apparatus," issued on February 2, 1993;

	(2) U.S. Patent No. 5,354,654, "Lyophilized Ligand-Receptor Complexes for Assay and Sensors" issued on October 11, 1994;

	(3) U.S. Patent No. 6,022,326, "Device and Method for Automatic Collection of Whole Saliva issued on February 8, 2000.

	(4) On April 14, 2000, the Company filed a patent application which includes 52 claims for providing blood equivalent results by simultaneously testing the pH level in saliva while testing saliva for levels of various components. Management believes that this patent will provide broad patent protection for its quantitative, on-site, diagnostic testing system. The Company is not certain whether and when this patent may issue.

	The expiration date of the USN patent is February 23, 2010. The terms of the other patents are 17 years from the respective dates of issuance, subject to renewal. Termination of the Licensing Agreement for the USN patent, which would occur only on the Company's default, would end the Company's rights to develop products under the patent. Termination of the license would require the Company to make changes to its products that could further delay development and marketing thereof. For additional information, see the section "Material Contracts" under this caption "Business."

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

	Companies which have or may obtain patents relating to products or processes competitive with those of the Company could bring legal actions against the Company claiming damages and seeking to enjoin it from manufacturing, licensing and marketing the affected product. To date, no claims have been made against the Company for infringement of any patents. However, marketing of the Company's products has not begun and claims, if any, would not likely be asserted until market introduction of such products. If such a claim was to be made, its defense could be costly and the Company's business could be adversely affected, even if the Company were to prevail.
No assurance can be given that the Company would be able to prevail in any such action or that any license required under any such patent would be made available on acceptable terms.

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

	The Company maintains a policy of seeking patent protection in the United States and other countries in connection with certain elements of its technology when it believes that such protection will benefit the Company. Lyophilization and saliva aspiration patent applications have been filed in Canada, certain European countries and Japan. The pH patent has only been applied for in the United States. The Company has one year to initiate filings of this patent in other countries.

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

Competition

	The Company has not generated any revenues to date because its products are still in the developmental stage. If the products are developed, the Company will compete with many of the companies of varying size that already exist or may be founded in the future. Substantially all of the current tests available use either urine or blood as a specimen to test for drugs of abuse or use breath or saliva to test for alcohol.

	Avitar recently announced that it had commenced shipping of the first oral screening test for methamphetamines, cocaine, opiates and marijuana. The Company has evaluated this product and management believes that the inherent characteristics of the technologies used in Avitar's product will limit its ability to sell into the Company's target markets. Avitar's product is based on a membrance-based immunoassay and visual interpretation of a color line. This type of technology is less sensitive than the instrumented system which the Company is developing and, management believes, not sensitive enough to detect certain drugs at the low levels that they are found in saliva. Additionally, a subjective, non-instrument result is not defensible in court, which unfavorably impacts the ability of the Avitar product to be used by law enforcement agencies for DUI testing or in the industrial market for post-accident, reasonable suspicion, or random testing. More importantly, Avitar's product can take up to 17 minutes to generate a result, which is considered by some potential customers to be too long for an on-site test. Lastly, in an emergency environment, quantitative test results are critical to determining not only on what drug a patient is overdosed, but also to what extent, so that appropriate treatment can be given to the patient. Although management believes that the Company's product under development is superior to the one Avitar is marketing, management could be incorrect in its assessment of the Avitar product and, even if management is correct in its assessment, Avitar could attempt to modify its product to meet management's criticisms. In either of these events, Avitar's product could significantly impact the Company's ability to sell its product which it is developing.

	Management is not aware of any products that can currently perform an on-site test for the NIDA-5 drugs in blood or saliva or that can test simultaneously for drugs of abuse and alcohol. However, management recognizes that additional saliva testing products may be developed in the future.

	With respect to testing for the presence of alcohol, the Company will compete with Intoxmeter, Inc., CMI, INC., Draeger, Inc., LifeLock, Inc. and other small manufacturers.

	Although management is not aware of any current competitors with respect to simultaneous testing for drugs of abuse and alcohol in saliva, management anticipates that the Company will face competition from at least eight major companies that provide urine substance abuse testing products:
(1) enzyme-multiplied immunoassay technique (EMIT) manufactured and distributed by Syva Company, a division of Dade Behring Inc.;
(2) radioimmunoassay (RIA) manufactured and distributed by Diagnostic Products Corp. ("DPC") and others; (3) thin layer chromatography (TLC) manufactured and distributed by Marion Laboratories, Inc. ("Marion");
(4) a fluorescence polarization immunoassay (FPIA) manufactured by Abbott Laboratories, Inc. ("Abbott"); and (5) other immunoassay tests provided by Hoffman La Roche, Inc. ("Roche"), Editek, Inc. ("Editek"), Hycor Biomedical, Inc. ("Hycor"); Princeton Biotech, Inc. ("Princeton"); and BioSite Inc. ("BioSite"). Almost all of these companies (i.e., Syva, Marion, Abbott, Roche, Editek, Hycor, Princeton and BioSite) have substantially greater financial resources available to them than does the Company to develop and to market their products.

	Management believes that saliva samples testing is unique in that, to management's knowledge, no company is currently offering a simultaneous drug and alcohol detection method using saliva samples as a specimen on an "on-site" basis. As described in the fourth preceding paragraph, Avitar has a four-drug screening test on saliva and the Company has been advised that such a product may be under development by one or more other companies. Accordingly, there can be no assurance that such a product will not be offered by a competitor. In addition, even if no such product is developed, the Company anticipates, as indicated above, competition from other substance abuse detection methods such as Syva's EMIT, Marion's TLC, Abbott's FPIA methods, Roche's RIA, and other immunoassay tests provided by Editek, Hycor, Princeton and BioSite.

	The Company's market research to date has indicated a greater market potential for a saliva sample portable testing instrument for use in detecting drugs of abuse by law enforcement agencies, industrial companies with safety sensitive positions, hospitals and other medical facilities than for a urine sample instrument. However, because of the blood-equivalent, current status result, the use of this product in other potential markets that require a longer "lifestyle" result, such as pre-employment testing, may be limited.

	If the Company successfully completes the development of its saliva sample testing method, as to which there can be no assurance, the Company may not have the financial resources to compete successfully with other companies that have greater financial resources available to them. In addition, the Company's delay in bringing a drugs of abuse and alcohol testing product to market may adversely affect its future marketing efforts because of the name recognition gained by competitors actively marketing a product during this interim period.

Material Contracts

	Copies of the agreements and any amendments thereto hereinafter mentioned in this section are filed (by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.

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

	With the sale of SAT's majority-owned position in the Company (see the section "History of the Company" under this caption "Business"), the USN agreed to transfer its License Agreement with SAT directly to the Company.
An amendment dated November 12, 1997 to the License Agreement was executed to modify the up-front $100,000 annual minimum payment so that it would be paid in several payments over the year during 1998. The amendment also included a one-time payment of $10,000 in satisfaction of any outstanding debt due to the USN from SAT. The Company has assumed all of SAT's rights, and undertaken all of SAT's obligations, under the License Agreement.

	In April 1999, the Company and the USN completed negotiations for an expansion of the License Agreement. The new terms expanded the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva. In addition, the royalty rate has been reduced to 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales from the previous 10% on all LifePoint product sales. The minimum royalty payment has been reduced to $50,000 in 2001 (anticipated first year of product sales) and $100,000 a year thereafter versus the previous $100,000 per year. The Company is further developing the USN-developed technology for application in its own proprietary test system. See the section "Patents and Technology" under this caption "Business."

(b) CRDA

	On April 16, 1992, SAT entered into a 12-month cooperative research agreement ("CRDA") with the Naval Research Laboratory section of the USN (the "NRL") to further develop the licensed technology of the "Flow Immunosensor".


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

	As a result of the sale by SAT to Meadow Lane of the controlling stockholder interest in the Company and their relationship to SAT, on October 31, 1997, Robert M. Stutman and Michael S. McCord resigned as directors of the Company, with Mr. Stutman also resigning as its Chairman of the Board. Messrs. Stutman and McCord were directors of SAT, with Mr. Stutman also serving as SAT's Chairman of the Board and Chief Executive Officer. At the same meeting, Jonathan J. Pallin who, as the transferee of Meadow Lane, is the beneficial owner of 4,039,795 shares of the Common Stock or 13.4% of the outstanding shares as of May 31, 2000, was elected as the Chairman of the Board and a director of the Company but has since resigned from both positions. From October 16, 1997 until March 31, 1999, Mr. Pallin had been serving as a financial consultant to the Company. In addition, Robert Muccini resigned as the Vice President, Finance, the Treasurer, the Chief Financial Officer and the Chief Accounting Officer of the Company because he held comparable positions with SAT. On April 16, 1999 the Board of Directors elected Michele A. Clark to succeed Mr. Muccini as Controller and Chief
Accounting Officer.   Linda H. Masterson, the President, the Chief Executive
Officer and a director of the Company, resigned on November 4, 1997 as a director of SAT, thereby severing the final interlocking relationship between the Company and SAT.

	Since October 31, 1997, the Company has sole responsibility for its administrative and financial operations, with independent directors and executive officers and no management service arrangements with SAT.

Loans from SAT to the Company

	SAT had authorized loans to the Company not to exceed $2,000,000.
The loans bore interest at the rate of 8% per annum and were to become due on the earlier of (1) five business days after the date the SAT proposal for the then minority stockholders of the Company to consent to a merger of the Company with and into a wholly-owned subsidiary of SAT (the "LifePoint Merger") was rejected or (2) the effective date of the LifePoint Merger. On May 23, 1997, the SAT Board and, on May 26, 1997, the Company's Board authorized the capitalization of $2,210,250 in indebtedness (including interest) owed by the Company to SAT as of April 30, 1997, in consideration of the issuance by the Company to SAT of 1,768,202 shares of the Common Stock. These shares are included in the 2,075,306 shares described in the succeeding paragraph. The Boards had also authorized the additional investment by SAT of $2,500,000 in exchange for 2,000,000 shares of the Common Stock on the same basis of one share of the Common Stock for each $1.25 of investment. On May 26, 1997, the Board of Directors of the Company authorized the issuance of additional shares of the Common Stock to SAT on the basis of a share of the Common Stock for each $1.25 of indebtedness owed by the Company to SAT.
As a result of SAT's inability to obtain its own financing, SAT notified the Company in July 1997 that it would cease advances to the Company in August 1997.

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

	Recognizing that had SAT incorrectly reported the Company's indebtedness to SAT, an additional 666,289 shares of the Common Stock would have been issued to SAT and then sold to Meadow Lane, the Company's Board, on January 8, 1998, authorized the issuance to Meadow Lane of a Warrant expiring January 7, 2003 (the "Meadow Lane Warrant") to purchase 666,289 shares of the Common Stock at $.50 per share. The Board concluded that, as a result of structuring the transaction in this manner, Meadow Lane would receive what it thought it was buying, i.e., all of SAT's shares in the Company, and the Company, not SAT, would receive $383,144 if the Meadow Lane Warrant was exercised.

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

Employees

	As of May 26, 2000, the Company employed 30 permanent employees and 7 temporary employees of whom 32 were directly involved in its research, development and manufacturing programs. Additional personnel will be required to complete the development, manufacture and marketing of the product.

ITEM 2.  PROPERTIES

	The Company maintains its principal executive offices and manufacturing space in Ontario, California and laboratory facilities in Rancho Cucamonga, California. The corporate offices and manufacturing facility, which consist of approximately 31,000 square feet, is leased at $226,000 per year pursuant to a lease that expires July 31, 2005. The laboratory facility, which consist of approximately 10,000 square feet, is leased at $72,000 per year pursuant to a lease that expires March 31, 2002.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


	From June 25, 1998 to April 18, 2000, the Common Stock was reported on the OTC Bulletin Board of the National Securities Dealers, Inc. ("NASD") under the symbol "LFPT." On April 19, 2000, the Common Stock began trading on the American Stock Exchange and the symbol changed to "LFP." The quarterly high bid and low asked prices as quoted by the NASD's OTC Bulletin Board for the fiscal years ending 2000 and 1999 are as follows:

			     Fiscal 2000            Fiscal 1999
Quarter Ended                High    Low            High    Low

June 30,                     $2.00   $0.83          $1.50   $0.50 (1)
September 30,                 1.84    0.88           2.75    1.00
December 31,                  2.50    1.63           1.75    0.75
March 31,                     9.22    2.13           1.69    1.63
__
(1) June 25 to 30, 1998 only.

The foregoing quotations reflected inter-dealer prices, without retail mark-up, mark-down or commission, and may not have represented actual transactions.

Holders

	As of March 31, 2000, there were 304 holders of record of the Common Stock and, based upon requests for copies in connection with the 1999 Annual Meeting of Stockholders, the Company believes that there are approximately 1,600 beneficial owners of the Common Stock.

Dividends

	The Board of Directors has not declared any dividends on the Common Stock and, in view of the continuing losses, and the Company's cash requirements, the Board has no current intention to pay any such dividends.

Sale of Unregistered Securities

	During the quarter ended March 31, 2000, the Company sold the following securities without registering them under the Securities Act:

(1) Private Placement

	(a) On February 29, 2000, the Company sold an aggregate of 884 units (the "Units"), each Unit consisting of 2,500 shares of the Common
	Stock and a Common Stock purchase warrant (the "Investor Warrant") expiring February 28, 2005 to purchase 2,500 shares of the Common Stock. On March 14, 2000, the Company sold an aggregate of 956 Units which included Investor Warrants expiring March 13, 2005. As a result of the two closings of this private placement, the Company issued an aggregate of 4,600,000 shares of the Common Stock and Investor Warrants to purchase an aggregate of 4,600,000 shares of the Common Stock.

	(b) There were no underwriters for this private placement. The Company sold the Units to persons or entities who were "accredited investors" as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

	(c) The Units were offered at $5,000 per Unit, so that the total offering price was $9,200,000. There were no underwriting discounts or commissions; however, the Company paid as finders' fees an aggregate of $604,706 and issued to finders Common Stock purchase warrants expiring March 13, 2005 (the "Finders' Warrants") similar in terms to the Investor Warrants (see paragraph "2" below).

	(d) The Company claims that the sales were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, the sales constituting a transaction by an issuer not involving any public offering. The purchasers were all accredited investors, each of whom or which gave an investment representation.

	(e) The Investor Warrants are exercisable, on or after September 14, 2000, at $3.00 per share.

	(f) Not applicable.

(2) Finders' Warrants.

	(a) As of March 14, 2000, the Company issued Finders' Warrants to purchase an aggregate of 273,075 shares of the Common Stock.

	(b) There were no underwriters for the grants of the Finders' Warrants, which were granted as finder's fees in connection with the private placement described in paragraph "1" above to 12 persons and 7 entities.

	(c) None of the Finders' Warrants were sold for cash, the consideration therefor being a finder's fee for obtaining subscriptions in the private placement described in paragraph "1" above and there were no underwriting discounts or commissions.

	(d) The Company claims that each of the grants of a Finders' Warrant was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof, each grant constituting a transaction by an issuer not involving a public offering.

	(e) The Finders' Warrants are exercisable, on or after September 14, 2000, at $3.00 per share.

	(f) Not applicable.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

	The Company is a development stage enterprise with no earnings history. Since its inception, the Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company does not anticipate generating revenue from product sales until the first quarter of 2001 at the earliest. There can be no assurance as to when the Company will achieve profitability, if at all.

	Because the Company has not produced any revenues as a result of its being a development stage company, it has been dependent, since gaining its independence from SAT in October 1997 (see the section "History of the Company" in Item 1 to this Report), on the net proceeds derived from four private placements pursuant to Regulation D under the Securities Act to fund its operations. The succeeding three paragraphs describe the private placements from Fiscal 1999 and 2000.

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

	On January 21, 1999, the Company closed as to the sale of 600,000 shares of the Series A Preferred Stock at $10.00 per share and the Company realized $6,000,000 in gross proceeds. Finders' fees were paid to various consultants and bankers for their assistance in helping the Company to complete this private placement consisting of an aggregate of $592,078 in cash fees and Warrants expiring January 20, 2004 to purchase an aggregate of 404,725 shares of the Common Stock (net of a cancellation) at $2.41 per share.

	On February 29 and March 14, 2000, the Company closed as to the sales at $5,000 per Unit of an aggregate of 1,840 units, each unit consisting of 2,500 shares of the Common Stock and Investor Warrant expiring February 28 or March 13, 2005 to purchase 2,500 shares of Common Stock at $3.00 per share. The Investor Warrants may not be exercised prior to September 14, 2000 and the shares included in the Units are restricted securities for at least one
year.   The Company realized $9,200,000 in gross proceeds. Finders' fees were paid to various consultants and bankers for their assistance in helping the Company to complete this private placement consisting of an aggregate of $604,706 in cash fees and Finder's Warrants expiring March 13, 2005 to purchase an aggregate of 273,075 shares of the Common Stock at $3.00 per share.

	Management believes that, with the net proceeds from the private placement described in the preceding paragraph, the Company has sufficient funds to finish the product development, build a manufacturing facility, generate field trials and pilot studies, and initiate marketing. Management estimates that it will take $5.8 million after prototype to reach the market with its product. The proceeds from the last private placement should provide working capital for several quarters post revenue. There can be no assurance that management's estimate as to costs and timing will be correct. Any delays may further increase the Company's costs.

	The Company is currently in discussion with three capital leasing companies to fund the equipment required for the manufacture of the LifePoint(tm) test system. Management anticipates reaching an agreement with one or more of these firms not later than the third quarter of 2000.

	The Company continues to pursue strategic partnering through the Venture Merchant Group. Several large pharmaceutical and diagnostic corporations have expressed initial interest in partnering with the Company. Management anticipates that one or more partnering agreements may be completed prior to the fourth quarter of 2000.

	Management has also pursued the possibility of an underwritten public offering and has received expressions of interest from several well-known small national and large regional firms. However, to date the Company has generally not attracted large institutional investors and, unless this interest in the Common Stock develops, this fact may adversely affect any future public offering. In addition, there can be no assurance that stock market conditions later in 2000 or early in 2001 would be receptive to a public offering by the Company, especially in view of the volatility in the market generally in 2000. In addition, competitive conditions in the substance abuse testing industry at that time may make the Company less attractive to potential public investors. See the section "Competition" under this caption "Business."

	Having successfully consummated four private placements pursuant to Regulation D under the Securities Act since November 1997, the Company may seek to raise any additional financing through this method. As with a public offering, there can be no assurance that potential investors would be receptive to a private placement by the Company when the Company seeks to sell, either because of general stock market conditions or conditions generally in the substance abuse testing industry.

	There can be no assurance that the Company will be successful in securing additional financing, whether through a capital leasing firm, a strategic partner, a public offering or a private placement.

	If all of the Warrants to purchase an aggregate of 9,563,063 shares of the Common Stock which were outstanding on March 31, 2000 were subsequently exercised, the Company would realize $21,168,517 in gross proceeds. If all of the Options pursuant to the Stock Option Plan to purchase an aggregate of 1,538,496 shares outstanding on March 31, 2000 were subsequently exercised, the Company would realize $2,253,458 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised, especially as to the Options and certain of the Warrants which were not all currently exercisable as of March 31, 2000. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

Operating Cash Flows

	Net cash used for operations during fiscal 2000 amounted to $3,857,000 as compared to $2,096,000 in fiscal 1999. The cash used by operating activities in fiscal 2000 increased by $1,761,000 from fiscal 1999, which was the result of increased staffing and related expenses associated with the final development phase of the LifePoint(tm) test system. Cash used in operating activities for fiscal 1999 was reduced by $226,000 from fiscal 1998, which was the result of reduced expenses in fiscal 1999 due to cash constraints versus normal product development early in fiscal 1998.

Investing Cash Flows

	During fiscal 2000 and 1999, net cash used by investing activities was $105,000 and $24,000, respectively, as a result of purchases of property and equipment and patent related costs.

Financing Cash Flows

	Net cash provided by financing activities amounted to $8,649,000 during fiscal 2000 related to the fourth private placement of units of Common Stock and Investor Warrants with net proceeds approximating $8,577,000 and proceeds from the exercise of Warrants and Options of $121,000.

	Net cash provided by financing activities amounted to $6,320,000 during fiscal 1999 primarily related to the second private placement of 1,025,000 shares of the Common Stock with net proceeds approximating $1,019,000 and net proceeds of $5,280,000 from the sale of 600,000 shares of the Series A Preferred Stock as described above.

Results of Operations

Fiscal 2000 vs. Fiscal 1999

	During fiscal 2000, the Company continued as a development stage enterprise with no revenues. Research and development expenses in fiscal
2000 were $2,448,000 as compared to $1,118,000 in fiscal 1999, or an increase of $1,330,000 or 119%. The increase in fiscal 2000 was a result of the Company's transition into the final stages of development. Staffing levels in product development increased 80% in fiscal 2000 along with related development expenses. Selling, general and administrative expenses were $1,518,000 in fiscal 2000 as compared to $1,483,000 in fiscal 1999, or an increase of $35,000 or 2.4%. As of March 31, 2000, the Company did not anticipate generating revenues from product sales until the first quarter of 2001 at the earliest. Accordingly, management anticipated that operating losses would continue for at least a nine-month period.

	The net loss for fiscal 2000 was $3,950,000 as compared to $2,697,000 for fiscal 1999. The increase of $1,253,000 or 46.5% was primarily the result of the increase in product development expenses noted above.

	From inception on October 8, 1992 to March 31, 2000, the Company has spent $9,285,000 on research and development and $5,585,000 on general and administrative expenses. Management fees paid to SAT aggregated an additional $2,090,000 during such period, although none were paid after June 30, 1997.

Impact of the Year 2000 Issue

	In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems at a cost to the Company of less than $20,000. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

	As indicated in the section "Liquidity and Cash Resources" under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," management estimates an incremental cost of $5,800,000 post prototype to complete the development, manufacture and initial marketing of a saliva-based drug and alcohol testing product. There can be no assurance that management's estimate as to costs and timing will be correct. Any delays may further increase the Company's costs.

	As of March 31, 2000, the Company employed 30 permanent employees and 7 temporary employees, of whom 32 were directly involved in its product development and manufacturing programs. Management estimates that it will require approximately 32 scientists and engineers to complete this project and, if the product is successfully developed, approximately 40 persons to commence manufacturing thereof. There can be no assurance that such personnel will be available when the Company requires them or that the Company will not experience turnovers in its personnel.

	Also, as indicated in "Business-Competition," management believes that saliva sample testing is unique in that, to its knowledge, no company is currently offering a blood-equivalent substance abuse detection method using saliva samples as a specimen on an "on-site" basis. However, as noted therein, the Company has been advised that such a product may be under development by two or more companies and, accordingly, there can be no assurance that such a product will not be offered by a competitor.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Please see Item 13 of this Report for financial statements and supplementary data.

ITEM 8.  CHANGES IN ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

	Not Applicable.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

	A definitive Proxy Statement will be filed with the Securities and Exchange Commission ("the Commission") pursuant to Regulation 14A within 120 days after the close of the Company's most recent calendar year and, accordingly, Item 9 is incorporated by reference to said definitive Proxy Statement. The Proxy Statement will include information covering this Item under the captions "Proposal Two: Election of Directors" and "Management."

ITEM 10.  EXECUTIVE COMPENSATION

	A definitive Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's most recent calendar year and, accordingly, Item 10 is incorporated by reference to said definitive Proxy Statement. The Proxy Statement will include information covering this Item under the captions "Executive Compensation" and "Management - Certain Relationships and Related Transactions."


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	A definitive Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's most recent calendar year and, accordingly, Item 11 is incorporated by reference to said definitive Proxy Statement. The Proxy Statement will include information covering this Item under the caption "Security Ownership of Certain Beneficial Owners and "Management."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	A definitive Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's most recent calendar year and, accordingly, Item 12 is incorporated by reference to said definitive Proxy Statement. The Proxy Statement will include information covering this Item under the caption "Management - Certain Relationships and Related Transactions."


PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

	The LifePoint financial statements appear in a separate section of this Annual Report on Form 10-KSB commencing on the pages referenced below:



	Report of Ernst & Young LLP                                   F-1
	Report of Wolinetz, Gottlieb & Lafazan, P.C.                  F-2
	Balance Sheet as of March 31, 2000                            F-3
	Statements of Operations for the years ended March 31, 2000,
	     and 1999 and for the Period from October 8, 1992
	    (inception) to March 31, 2000                             F-4
	Statements of Stockholders' Equity for the period
	    from October 8, 1992 (inception) to March 31, 2000        F-5
	Statements of Cash Flows for the years ended March 31, 2000,
	    and 1999 and for the Period from October 8, 1992
	    (inception) to March 31, 2000                             F-6
	Notes to Financial Statements                                 F-8

(2) Financial Statement Schedules

	Financial Statement Schedules are omitted as they are not required, are inapplicable, or the information is included in the financial statement or notes thereon.

(3) Exhibits

	All of the following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement filed under the Securities Act or a periodic report filed by the Company or SAT pursuant to Section 13 or 15(d) of the Exchange Act. If no footnote reference is made, the exhibit is filed with this Report.

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

3(a)(4) Copy of Restated Certificate of Incorporation as filed in Delaware on April 29, 1999.(10)

3(b)                    Copy of By-Laws of LifePoint as initially adopted.(3)

3(b)(1) Copy of By-Laws of LifePoint as adopted on February 26, 1999 superseding those filed as Exhibit 3(b) hereto.(10)

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

10(a)(1) Copy of Amendment dated March 15, 1994 to License Agreement filed as Exhibit 10(a) hereto.(1)

10(a)(2) Copy of Amendment dated June 16, 1995 to License Agreement filed as Exhibit 10(a) hereto.(1)

10(a)(3)                Copy of Letter dated May 15, 1995 from the USN to
			SAT.(1)

10(a)(4) Copy of Fifth Modification dated November 12, 1997 to License Agreement filed as Exhibit 10(a) hereto.(4)

10(a)(5) Copy of Partially Exclusive License dated March 12, 1999 between LifePoint and the United States of America as represented by the Secretary of the Navy.
			(10)

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

10(e)(1) Copy of Lease Modification Agreement to Lease filed as Exhibit 10(e) hereto.(7)

10(e)(2) Copy of Sub-Lease Agreement dated as of January 1, 1993 by and between SAT as sub-landlord and LifePoint as subtenant.(3)

10(e)(3) Copy of Third Amendment dated January 2, 1997 to Lease filed as Exhibit 10(e), hereto.(8)

10(e)(4) Copy of Fourth Amendment dated November 3, 1997 to Lease filed as Exhibit 10(e) hereto.(4)

10(e)(5) Copy of Fifth Amendment dated August 18, 1998 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant.(5)

10(e)(6) Copy of Sixth Amendment dated March 31, 1999 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant.(10)

10(g)                   Copy of LifePoint's 1994 Stock Option/Stock Issuance
			Plan.(9)

10(g)(1)                Form of Stock Option expiring October 2, 2004 of
			LifePoint.(9)

10(g)(2)                Copy of LifePoint's 1997 Stock Option Plan.(4)

10(g)(3)                Form of Stock Option used under Plan filed as Exhibit
			10(g)(2).(4)

10(i) Copy of Severance Agreement dated as of October 27, 1997 between LifePoint and Linda H. Masterson.(4)

10(k) Copy of Agreement dated December 1, 1998 between Burrill and Company and LifePoint.(5)

10(l) Commercial Pledge and Security Agreement dated June 2, 1999 between LifePoint and City National Bank (11)

10(m) Lease Agreement dated July 14, 1999 between LifePoint and FirstCorp (11)

10(n) Copy of Lease expiring July 31, 2005 by and between Slater Properties as landlord and LifePoint as Tenant

23(a)                   Consent of Ernst & Young LLP.

23(b)                   Consent of Wolinetz, Gottlieb and Lafazan, P.C.


__________________

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

(9) Filed as an exhibit to SAT's Registration Statement on Form S-8, File No. 33-89346.

(10) Filed as an exhibit to LifePoint's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(11) Filed as an exhibit to LifePoint's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 2000.

					   LIFEPOINT, INC.
					    (Registrant)

				   By: /s/ Linda H. Masterson
					   Linda  H. Masterson
					   President and Chief Executive
					   Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on June 26, 1999.

Signature                                       Title

/s/ Linda H. Masterson                  Principal Executive Officer and a
Linda H. Masterson                      Director


/s/ Michele A. Clark                    Principal Accounting Officer
Michele A. Clark

/s/ Charles J. Casamento                Director
Charles Casamento

/s/ Peter S. Gold                       Director
Peter S. Gold

/s/ Paul Sandler                        Director
Paul Sandler

/s/ Stanley Yakatan                     Director
Stanley Yakatan

Report of Independent Auditors

The Board of Directors
LifePoint, Inc.

We have audited the accompanying balance sheet of LifePoint, Inc. (a development stage enterprise) (the Company) as of March 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2000 and for the period October 8, 1992 (inception) through March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period October 8, 1992 (inception) through March 31, 1995 were audited by other auditors whose report dated May 26, 1995 expressed an unqualified opinion on those statements. The financial statements for the period October 8, 1992 (inception) through March 31, 1995 include total costs and expenses and a net loss of $4,497,000 and $4,850,000, respectively. Our opinion on the statements of operations and cash flows for the period October 8, 1992 (inception) through March 31, 2000, insofar as it relates to amounts for prior periods through March 31, 1995, is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of LifePoint, Inc. at March 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2000 and the period from October 8, 1992 (inception) through March 31, 2000, in conformity with accounting principles generally accepted in the United States.


ERNST & YOUNG LLP

Riverside, California
May 23, 2000


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
LifePoint, Inc.
Rancho Cucamonga, California


We have audited the accompanying statements of operations, stockholders' (deficit) equity and cash flows for the period from October 8, 1992 (inception) through March 31, 1995 of LifePoint, Inc. (a Development Stage Enterprise). These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the statements referred to above present fairly, in all material respects, the results of operations and cash flows of LifePoint, Inc. for period from October 8, 1992 (inception) through March 31, 1995, in conformity with generally accepted accounting principles.



WOLINETZ, GOTTLIEB & LAFAZAN, P.C.

Rockville Centre, New York
May 26, 1995

LIFEPOINT, INC.
(a Development Stage Enterprise)

BALANCE SHEET




		  March 31,
		   2000
ASSETS

Current assets:
  Cash and cash equivalents                  $  9,483,624
  Prepaid expenses and other current assets       102,633
					     ------------
Total current assets                            9,586,257

Property and equipment, net                       401,309
Patents and other assets, net                      93,830
					     ------------
					     $ 10,081,396
					     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $    274,902
  Accrued expenses                                425,481
  Capital lease, short-term                       101,386
					     ------------
Total current liabilities                         801,769

Capital lease, long-term                          104,955
					     ------------
						  906,724

Commitments and contingencies (Note 6)

Stockholders' equity:

  Common Stock, $.001 par value;
    50,000,000 shares authorized,
    29,769,501 shares issued and
    outstanding at March 31, 2000                  29,769
  Additional paid-in capital                   29,145,385
  Note receivable-stockholder                  (1,116,875)
  Deficit accumulated in the
    development stage                         (18,883,607)
					     ------------
Total stockholders' equity                      9,174,672
					     ------------
					     $ 10,081,396
					     ============

See Accompanying Notes.

LIFEPOINT, INC.
(a Development Stage Enterprise)

STATEMENTS OF OPERATIONS

							     Cumulative From
							     October 8, 1992
				Years Ended March 31         (Inception) to
				2000              1999         March 31, 1999

Revenues                       $     -        $     -           $      -

Costs and expenses:

  Selling, general and
     administrative
     expenses                   1,517,776      1,483,135          5,585,459
  Research and development      2,448,484      1,117,786          9,285,371
  Depreciation and amortization    99,693        142,387          1,018,772
  Interest expense-parent               -              -             95,790
  Management fees-parent                -              -          2,089,838
			      ------------   -----------       -------------
  Total costs and expenses      4,065,953      2,743,308         18,075,230

Loss from operations           (4,065,953)    (2,743,308)       (18,075,230)
			      ------------   ------------      -------------
Other income (expense):

  Interest income
     (expense), net               116,169         46,595            492,980
  Loss on disposal of
     property and
     equipment                       -              -              (212,501)
  Loss on sale of marketable
     securities                      -              -              (627,512)
  Interest income-parent             -              -               102,167

  Total other income (expense)    116,169         46,595           (244,866)
			      ------------   ------------      -------------
Net loss                      $(3,949,784)   $(2,696,713)      $(18,320,096)
			      ============   ============      =============

Earnings per common share - basic:

   Weighted average common
      shares outstanding       15,251,400     11,566,684
			      ============   ============

   Net loss per common share  $     (0.26)   $     (0.23)
			      ============   ============

Earnings per common share,
   assuming dilution:

  Weighted average common
    shares outstanding         15,251,400     11,566,684
			      ============   ============

  Net loss per common share,
    assuming dilution         $     (0.26)   $     (0.23)
			      ============   ============

See Accompanying Notes.


LIFEPOINT, INC.
(a Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY
For the Period October 8, 1992 (Inception) to March 31, 2000


									Deficit
									Accumulated
							   Additional   in the         Note
				Common        Preferred    Paid-In      Development    Receivable
				Stock         Stock        Capital      Stage          Stockholder    Total
				-----------   ---------    ----------   ------------   -----------    -----------
Balance at October 8, 1992      $        -    $     -      $        -   $          -   $         -    $         -
  Issuance of 3,500,000
     shares of common
     stock for value of assets
     transferred from
     parent                          3,500          -         445,186              -             -        448,686
  Net loss for the period
     ended March 31, 1993                -          -               -       (257,422)            -       (257,422)
				-----------   ---------    ----------   ------------   -----------    -----------
Balance at April 1, 1993        $    3,500    $     -    $    445,186   $   (257,422)  $         -    $   191,264
  Sale of 1,721,900 shares
    of common stock in
    connection with initial
    public offering, net
    of offering costs of
    $1,510,663                       1,722          -       7,097,215              -             -      7,098,937
  Net loss for the year
     ended March 31, 1994                -          -               -     (2,260,292)            -     (2,260,292)
				-----------   ---------    ----------   ------------   -----------    -----------
Balance at March 31, 1994       $    5,222    $     -   $   7,542,401   $ (2,517,714)  $         -    $ 5,029,909
  Net loss for the year
     ended March 31, 1995                -          -               -     (2,332,217)            -     (2,332,217)
				-----------   ---------    ----------   ------------   -----------    -----------
Balance at March 31, 1995       $    5,222    $     -    $  7,542,401   $ (4,849,931)  $         -    $ 2,697,692
  Net loss for the year
     ended March 31, 1996                -          -               -     (1,640,805)            -     (1,640,805)
				-----------   ---------    ----------   ------------   -----------    -----------
Balance at March 31, 1996       $    5,222    $     -    $  7,542,401   $ (6,490,736)  $         -    $ 1,056,887
  Net loss for the year
     ended March 31, 1997                -          -               -     (2,630,573)            -     (2,630,573)
				-----------   ---------    ----------   ------------   -----------    -----------
Balance at March 31, 1997       $    5,222    $     -    $  7,542,401   $ (9,121,309)  $         -    $(1,573,686)
  Issuance of 2,075,306
     shares of common
     stock for forgiveness
     of debt by former
     parent                          2,075          -       3,424,919              -             -      3,426,994
  Sale of 3,200,000 shares
     of common stock
     through private
     placement offering,
     net of offering
     costs of $165,187               3,200          -       1,431,613              -             -      1,434,813
 Net loss for the year
     ended March 31, 1998                -          -               -     (2,552,290)            -     (2,552,290)
				-----------   ---------    ----------   ------------   -----------    -----------
Balance at March 31, 1998       $   10,497    $     -    $ 12,398,933   $(11,673,599) $          -   $    735,831
  Sale of 1,025,000 shares
     of common stock
     through private
     placement offering,
     net of offering costs
     of $5,736                       1,025          -       1,018,239              -             -      1,019,264
  Stock granted and additional
     paid-in capital for
     consulting services               255          -         203,085              -             -        203,340
  Sale of 600,000
     shares of preferred
     stock through private
     placement offering,
     net of offering costs
     of $853,636                         -        600       5,145,764              -             -      5,146,364
  Conversion of 42,275
     shares of preferred
     stock                             846        (42)              -           (804)            -              -
  Dividend on conversion
     of preferred stock                  1          -           4,864         (4,865)            -              -
  Exercise of 41,197 stock
     options                            41          -          20,557              -             -         20,598
 Net loss for the year
     ended March 31, 1999                -          -               -     (2,696,713)            -     (2,696,713)
				-----------   ---------    ----------   ------------   -----------    -----------
Balance at March 31, 1999       $   12,665    $   558    $ 18,791,442   $(14,375,981)  $         -    $ 4,428,684
  Conversion of 557,725
     shares of preferred
     stock                          11,154       (558)              -        (10,596)            -              -
  Dividend on conversion
     of preferred stock                123          -         547,123       (547,246)            -              -
  Exercise of 143,254
     stock options                     144          -          71,483              -       (56,875)        14,752
  Exercise of 1,083,000
     warrants                        1,083          -       1,163,017              -    (1,060,000)       104,100
  Sale of 4,600,000
     shares of common
     stock and warrants
     through private
     placement offering,
     net of offering
     costs of $623,080               4,600          -       8,572,320              -             -      8,576,920
 Net loss for the year
     ended March 31, 2000                -          -               -     (3,949,784)            -     (3,949,784)
				-----------   ---------  ------------   ------------   -----------    -----------
Balance at March 31, 2000       $   29,769    $     -    $ 29,145,385   $(18,883,607)  $(1,116,875)   $ 9,174,672
				===========   =========  ============   =============  ============   ===========

See Accompanying Notes.

LIFEPOINT, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS


								Cumulative From
				  Years Ended March 31,         October 8, 1992
								(Inception) to
				  2000          1999            March 31, 2000

Operating Activities

Net loss                          $(3,949,784)  $(2,696,713)      $(18,320,096)
Adjustments to reconcile
   net loss to net cash
   used by operating
   activities:

Depreciation and
   amortization                        99,693       142,387          1,018,772
Loss on disposal of
   property and equipment                   -             -            237,976
Consulting Expense                          -       361,160            361,160
(Gain) loss on marketable
   securities                               -             -            627,512
Amortization of bond
   discount                                 -             -             (4,855)

Changes in operating
   assets and liabilities:

   Change in prepaid
     expenses and other
     current assets                   (66,751)      204,268             21,768
   Change in other assets             (10,555)      (18,130)           (33,021)
   Change in accounts
     payable                           43,638       111,687            329,261
   Change in accrued
     expenses                          27,021      (200,795)           (90,898)
				  ------------  ------------      -------------
Net cash used by
   operating activities            (3,856,738)   (2,096,136)       (15,852,421)

Investing Activities
Sale of marketable
   securities                               -             -          3,285,625
Purchase of marketable
   securities                               -             -         (3,908,281)
Purchases of property
   and equipment                      (90,825)       (6,786)          (694,388)
Proceeds from sale of
   property and
   equipment, net                           -             -             80,828
Additional patent costs               (13,893)      (17,685)           (70,817)
				  ------------  ------------      -------------
Net cash used by
   investing activities              (104,718)      (24,471)        (1,307,033)

Financing Activities

Sales of common stock               9,200,000     1,025,000         20,446,226
Expenses of common
   stock offering                    (604,706)       (5,736)        (2,286,292)
Sales of preferred stock                    -     6,000,000          6,000,000
Expenses of preferred
   stock offering                     (18,374)     (720,077)          (738,451)
Exercise of stock options              14,752        20,598             35,350
Exercise of warrants                  104,100             -            104,100
Payments of loan to parent                  -             -         (1,917,057)
Proceeds of loan by parent                  -             -          1,634,762
Proceeds of loan
   payable - parent                         -             -          4,715,067
Payment of loan
   payable - parent                         -             -         (1,299,782)
Proceeds of note
   receivable - parent                      -             -                  -
Proceeds of capital leases                  -             -            101,572
Payments of capital leases            (47,124)            -           (152,417)
Proceeds of brokerage
   loan payable                             -             -          2,674,683
Payments of brokerage
   loan payable                             -             -         (2,674,683)
				  ------------  ------------      -------------
Net cash used by financing
   activities                       8,648,648     6,319,785         26,643,078
Increase in cash and cash
   equivalents                      4,687,192     4,199,178          9,483,624
Cash and cash equivalents
   at beginning of period           4,796,432       597,254                  -
				  ------------  ------------      -------------
Cash and cash equivalents
   at end of period               $ 9,483,624   $ 4,796,432       $  9,483,624
				  ============  ============      =============

Supplemental Disclosure of
Cash Information:

Cash paid for interest            $    27,514   $         -       $    219,560
				  ============  ============      =============
Noncash operating activities:

Value of common stock for
consulting services               $         -   $    53,340       $    203,340
				  ============  ============      =============
Noncash investing activities:

Value of assets transferred to
  lessor in lieu of payment on
  capital leases                  $         -   $         -       $     71,405
				  ============  ============      =============
Noncash financing activities:

Value of common stock issued
  and additional paid-in capital
  for the transfer of assets
  from Parent                     $         -   $         -       $    781,060
				  ============  ============      =============
Value of common stock issued to
  Parent and additional paid-in
  capital for the forgiveness of
  debt                            $         -   $         -       $  3,160,502
				  ============  ============      =============
Value of common stock warrants
  issued for consulting services  $         -   $   187,500       $    187,500
				  ============  ============      =============
Value of common stock issued and
  additional paid-in capital
  issued as dividends on
  preferred conversion            $   547,246   $     4,864       $    552,110
				  ============  ============      =============
Value of common stock warrants
  issued for preferred stock
  offering                        $         -   $   133,559       $    133,559
				  ============  ============      =============
Value of preferred stock
  converted to common stock       $    11,154   $       846       $     12,000
				  ============  ============      =============
Value warrants converted to
  common stock in exchange
  for note                        $ 1,060,000   $         -       $  1,060,000
				  ============  ============      =============
Value of options converted to
  common stock in exchange
  for note                        $    56,875   $         -       $     56,875
				  ============  ============      =============


See Accompanying Notes.

LIFEPOINT, INC.
(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
March 31, 2000


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

	LifePoint, Inc. ("LifePoint" or the "Company") is a development stage company focused on the commercialization of the flow immunosensor technology licensed from the United States Navy (the "USN"). LifePoint was incorporated on October 8, 1992 under the laws of the State of Delaware as a wholly-owned subsidiary of Substance Abuse Technologies, Inc. ("SAT"). On October 29, 1997, the majority ownership of the Company was transferred from SAT to Meadow Lane Partners, LLC ("Meadow Lane") an unaffiliated party. The Company is now completely independent from SAT.

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

Patents

	The cost of patents is being amortized over its expected useful life of 17 years using the straight-line method. At March 31, 2000 and 1999, accumulated amortization of patents was approximately $12,000 and $9,000, respectively.

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

2.  CONTINUING OPERATIONS

	During the period from October 8, 1992 (inception) through March 31, 2000, the Company has realized no revenues and has accumulated losses of $18,320,096. Recovery of the Company's assets is dependent upon future events, including completion of the product development program and ultimately achieving profitable operations. The outcome of these events is indeterminable.

	The Company had established a $500,000 revolving line of credit agreement ($500,000 available at March 31, 2000) with City National Bank of Beverly Hills, California. The line of credit was secured by funds and securities in the Company's SEI Liquidity Management account at City National Bank. The Company does not plan to renew this note in June 2000 upon expiration. On July 14, 1999 the Company entered into an equipment lease financing agreement for $300,000 with FirstCorp of Portland, Oregon which is discussed further in Note 6.

	The Company successfully completed a private placement of units, each consisting of shares of the Company's Common Stock, $.001 par value (the "Common Stock") and a Common Stock purchase warrant, in the fiscal year ended March 31, 2000, with resulting net proceeds of $8,577,000. As a result, management believes that the Company has sufficient cash on hand at March 31, 2000 to finish the product development, build a manufacturing facility, generate field trials and pilot studies and initiate marketing. Management estimates that it will take $5.8 million to reach the market post prototype. The proceeds from the last private placement, in management's opinion, will provide working capital for several quarters after the commencement of marketing. The Company continues to pursue parallel paths to secure additional funding including strategic partnering and capital leasing companies to help offset the cash required to establish a manufacturing facility. There can be no assurance that any of these additional sources of funding will be available and, in such event, the Company may not be able to complete the development, manufacturing and marketing of its product on a timely basis.

3.  PROPERTY AND EQUIPMENT

	Property and equipment is summarized as follows:
					     March 31
						2000
	Furniture, fixtures and equipment   $   601,743
	Test equipment                          425,768
	Leasehold improvements                  245,991
					    -----------
					      1,273,502
	Less: accumulated depreciation          872,193
					    -----------
					    $   401,309
					    ===========
4.  STOCKHOLDERS' EQUITY

Series A Preferred Stock

	On January 21, 1999, the Company sold 600,000 shares of the Company's Series A 10% Cumulative Convertible Preferred Stock, $.001 par value (the "Series A Preferred Stock"), pursuant to a third private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Each share was convertible into 20 shares of the Common Stock. Dividends were cumulative and payable semi-annually at a rate of $1.00 per share. The dividends were payable in cash or shares of the Common Stock. On March 4, 2000, because the Average Market Price of the Common Stock for a 30-day
period was $4.00 or more, the Company, by notice to the holders, called all of the then outstanding shares of the Series A Preferred Stock for mandatory
redemption as of March 24, 2000.   As of March 31, 2000 there were no shares
of the Series A Preferred Stock or any other series of the Company's Preferred Stock, $.001 par value, outstanding.

Common Stock

	On May 24, 1997, the Board of Directors of LifePoint authorized the issuance of additional shares of the Common Stock to SAT on the basis of a share of the Common Stock for each $1.25 of indebtedness of LifePoint to SAT. Based on SAT's advice that the amount of indebtedness owed by LifePoint to SAT was approximately $2,594,000, all of which SAT agreed to treat as a capital contribution, LifePoint authorized the issuance to SAT of 2,075,306 shares of the Common Stock. As of September 30, 1997, SAT owned 5,575,306 shares of the Common Stock or 76.4% of the 7,297,206 outstanding shares of the Common Stock. SAT ceased providing advances to LifePoint in August 1997 as a result of its inability to secure financing for its own programs. On October 27, 1997, the controlling stockholder interest in LifePoint was sold to Meadow Lane for $250,000. LifePoint is now completely independent from SAT.

	One of the beneficial owners of the purchaser of the Common Stock also loaned money to LifePoint to allow LifePoint to recommence product development. During the fourth quarter of 1997, LifePoint repaid the loans from the net proceeds of a private placement pursuant to Regulation D under the Securities Act, which sold 3,200,000 shares of the Common Stock at $.50 per share or an aggregate purchase price of $1,600,000. The net proceeds of the private placement totaled approximately $1,434,000 after the payment of capital formation costs of approximately $166,000, including $160,000 in the form of a finder's fee to Jonathan J. Pallin, who, on October 31, 1997 was elected Chairman of the Board and a director of LifePoint. These capital formation costs have been reflected as a reduction in additional paid-in capital.

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

	On February 29 and March 14, 2000, the Company closed as to the sale at $5,000 per unit of an aggregate of 1,840 units, each unit consisting of 2,500 shares of Common Stock and a Common Stock purchase warrant to purchase 2,500 shares of Common Stock at $3.00 per share. The warrants may not be exercised prior to September 14, 2000 and the shares included in the units
are restricted securities for at least one year.   The Company realized
$9,200,000 in gross proceeds. Finders' fees were paid to various consultants and bankers for their assistance in helping the Company to complete this private placement consisting of an aggregate of $604,706 in cash fees and Common Stock purchase warrants expiring March 13, 2005 to purchase an aggregate of 273,075 shares of the Common Stock at $3.00 per share.

Stock Option/Stock Issuance Plan

	On August 14, 1997, the Board of Directors adopted, subject to stockholder approval, the Company's 1997 Stock Option Plan (the Stock Option Plan") providing for the granting of Options to purchase up to 1,000,000 shares of the Common Stock to employees (including officers) and persons who also serve as directors and consultants of the Company. On June 5, 1998, the Board increased the number of shares subject to the Stock Option Plan to 2,000,000, again subject to stockholder approval. Stockholder approval was given on August 13, 1998. The Options may either be incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended
(the "Code") to be granted to employees or nonqualified stock options to be granted to employees, directors or consultants.

	As of March 31, 2000, Options to purchase an aggregate of 1,538,496 shares of the Common Stock granted to employees including officers, directors and consultants were outstanding. As of such date, Options to purchase an aggregate of 184,451 shares of the Common Stock had been exercised and Options to purchase an aggregate of 121,324 shares of the Common Stock were then exercisable. Options granted to date under the Stock Option Plan have generally become exercisable as to one-quarter of the shares subject thereto on the first anniversary date of the date of grant and as to 1/36th of the remaining shares on such calendar day each month thereafter for a period of
36 months. Certain Options will become exercisable upon the achievement of certain goals related to corporate performance and not that of the optionee. The exercise price per share for incentive stock options under the Code may not be less than 100% of the fair market value per share of the Common Stock on the date of grant. For nonqualified stock options, the exercise price per share may not be less than 85% of such fair market value. No Option may have a term in excess of ten years. Of the Options outstanding as of March 31, 2000, all were incentive stock options except for Options to purchase an aggregate of 180,000 shares and the Options had exercise prices ranging from
$.50 - $3.28 per share.   The Options had expiration dates ranging from August
13, 2002 to February 21, 2010.


			       Incentive Stock Options    Non-Statutory Options
			       Number of   Price Range    Number of Price Range
			       Shares      Per Share      Shares     Per Share
Outstanding - April 1, 1995    218,000      $7.00          10,000       $7.00
  Canceled                     (66,000)      7.00         (10,000)       7.00
			     ----------                  ---------
Outstanding - March 31, 1996   152,000       7.00               -           -
  Canceled                    (152,000)      7.00               -           -
			     ----------                  ---------
Outstanding - March 31, 1997         -          -               -           -
  Granted                      950,000       0.50         300,000    1.00-4.00
			     ----------                  ---------
Outstanding - March 31, 1998   950,000       0.50         300,000    1.00-4.00
  Granted                       40,000  0.50-1.34         135,000         0.50
  Exercised                    (41,197)      0.50        (155,000)        1.00
  Canceled                    (274,636) 0.50-1.34        (160,000)   0.50-1.00
			     ----------                  ---------
Outstanding - March 31, 1999   674,167       0.50         120,000         0.50
  Granted                      885,500  1.12-3.28          75,000    1.63-2.83
  Exercised                   (123,254)      0.50         (20,000)        0.50
  Canceled                     (57,917) 0.50-1.81         (15,000)        1.63
			     ----------                  ---------
Outstanding - March 31, 2000 1,378,496  0.50-3.28         160,000  0.50 - 2.83
			     ==========                  =========

 Warrants

	In connection with its initial public offering in October and November 1993, LifePoint granted to the underwriter, for a nominal fee, Common Stock purchase warrants to purchase 150,000 shares of the LifePoint Common Stock at $7.50 per share. These warrants expired on October 13, 1998. LifePoint granted Common Stock purchase warrants, expiring on various dates through March 14, 2005, to purchase an aggregate of 8,057,069 shares of the Common Stock at $1.07 to $3.00 per share during fiscal 2000 and purchase an aggregate of 1,136,725 shares of the Common Stock at $0.50 to $2.41 per share during fiscal 1999.

						Warrants
					Number of       Price Range
					Shares          Per Share

Outstanding - April 1, 1995,
 March 31, 1996 and 1997                150,000         $7.50
Granted                               1,577,289          0.50 - 1.00
				      ---------
Outstanding - March 31, 1998          1,727,289          0.50 - 7.50
Expired                                (150,000)         7.50
Granted                               1,136,725          0.75 - 2.41
				      ---------
Outstanding - March 31, 1999          2,714,014          0.50 - 2.41
Expired                                (125,020)         1.15
Exercised                            (1,083,000)         0.50 - 1.72
Granted                               8,057,069          1.07 - 3.00
				      ---------
Outstanding - March 31, 2000          9,563,063          0.50 - 3.00
				      =========

	A summary of the status of the stock option and warrant grants as of March 31, 2000 and 1999, and activities during the years ending on those dates, is presented below:


				  2000                          1999
			------------------------       ------------------------
					Weighted                       Weighted
					Average                        Average
			Options and     Exercise       Options and     Exercise
			Warrants        Price          Warrants        Price
			------------------------       ------------------------

Outstanding at
  beginning of year     3,508,181       $0.82           2,977,289       $1.09
Granted                 9,017,569        2.44           1,311,725        1.31
Canceled                 (197,937)       1.17            (434,636)       0.72
Exercised              (1,226,254)       1.01            (196,197)       0.90
Expired                         -                        (150,000)       7.50
		       ----------                       ----------
Outstanding at end
  of year              11,101,559        2.11           3,508,181         0.82
		       ==========                       =========
Options and warrants
  exercisable at year
  end                   4,854,887        1.13           2,837,190         0.89
		       ===========                      =========
Weighted-average fair
  value of options and
  warrants granted
  during the year       $ 1.87                           $ 0.82
		       ===========                      =========

	The following table summarizes information about stock options and warrants outstanding as of March 31, 2000:


				Options and Warrants   Options and Warrants
				    Outstanding             Exercisable
		Weighted    ------------------------------------------------
		 Average               Weighted             Weighted
Range of        Remaining   Options    Average    Options   Average
Exercise          Life        and      Exercise     and     Exercise
Prices           (Years)   Warrants     Price     Warrants   Price

$0.50 to $3.28    6.0     11,101,559   $ 2.11    4,854,887   $ 1.13


	The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of FAS 123. Had compensation cost for the Company's stock option plan been determined based upon the Black-Scholes valuation methodology, prescribed under FAS 123, the effect on the Company's net loss and net loss per share, as of March 31, 2000 would remain unchanged.

5.  INCOME TAXES

	For income tax purposes, LifePoint has a net operating loss carryforward at March 31, 2000 of approximately $16,756,000 expiring in 2009 to 2020 if not offset against future federal taxable income. In addition, LifePoint has a capital loss carryover of approximately $625,000 which expires in 2001 if not offset against future capital gains.

	Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

							March 31
						   2000         1999

   Computed "expected" tax benefit             $ 1,343,000    $ 918,000
   Decrease in tax benefit resulting from net
     operating loss for which no benefit is
     currently available                        (1,343,000)    (918,000)
					       ------------   ----------
					       $         -    $       -
					       ============   ==========

	The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

						 March 31
					    2000           1999
   Deferred tax assets:
     Net operating loss carryforwards   $ 5,828,500    $ 4,354,000
     Capital loss carryforwards             212,500        213,600
					-----------    -----------
					  6,041,000      4,567,600
     Less:
      Valuation allowance under SFAS 109  6,041,000      4,567,600
					-----------    -----------
     Net deferred tax assets            $         -    $         -
					===========    ===========

	SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $6,041,000 valuation allowance at March 31, 2000 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,343,000.

6.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

	LifePoint has entered into a lease agreement commencing October 1, 1997 and, extended by an amendment, terminating on March 31, 2002, for the research facilities in Rancho Cucamonga, California. In addition to rent of $72,000 per year for fiscal years ending March 31, 2000 through March 31, 2002, LifePoint will pay for real estate taxes and other occupancy costs. Rent expense for the fiscal years ended March 31, 2000, and 1999 was $72,000, and $69,000, respectively.

	On April 26, 2000 the Company entered into a lease agreement for administrative offices and manufacturing facility commencing May 1, 2000 and terminating on July 31, 2005. In addition to rent of $225,948 per year, LifePoint will pay for real estate taxes and other occupancy costs. The Company may elect to terminate the lease at the end of four years and has the right to two 2-year renewal options. The lease also allows for rent abatement in three of the first twelve months as tenant improvement allowance in addition to the $30,000 paid by the lessor.

	The Company leases certain equipment under noncancelable lease arrangements. These operating leases expire in various dates through 2002 and maybe renewed for up to 12 months. Furniture, fixtures and equipment includes $253,466 assets acquired under capital leases as of March 31, 2000.

	Approximate minimum lease commitments as of March 31, 2000 are as follows:


Years ended             Capital         Operating
March 31                Leases          Leases

2001                    $  106,000      $  244,000
2002                       121,000         298,000
2003                        23,000         226,000
2004                             -         226,000
2005                             -         226,000
Thereafter                       -               -
			----------      ----------
Total minimum lease
  payments              $  250,000      $1,220,000

Amount representing
  interest                 (44,000)
			----------
Present value of net
  minimum lease
  payments              $  206,000
Less current portion       101,000
			----------
Long-term portion       $  105,000
			==========

Significant Contracts

	Effective January 1, 1993, LifePoint entered into a sub-license agreement with SAT in which LifePoint sublicensed all of SAT's rights under a license agreement with the USN (the License Agreement).

	SAT and the USN on January 24, 1992 had entered into a ten-year agreement granting SAT a partial exclusive patent license to products for drug testing in the United States and certain foreign countries. In June 1995, SAT's License Agreement with the USN was renegotiated and amended to provide for minimum royalties of $100,000 per year commencing October 1, 1995 and terminating September 30, 2005. Additional royalties will be paid pursuant to a schedule based upon sales of products. LifePoint was a sub-licensee under this agreement from SAT and, accordingly, had an obligation to SAT for the royalty payments required by the License Agreement. Royalties expensed under the License Agreement by LifePoint were $40,000, $100,000 and $50,000 for the years ended March 31, 1998, 1997 and 1996, respectively. No amounts were paid or due for the fiscal year ended March 31, 1999.

	With the sale of SAT's majority-owned position in LifePoint, the USN also agreed to transfer its License Agreement with SAT directly to LifePoint. An amendment dated November 12, 1997 was executed to modify the up-front $100,000 annual minimum payment to be paid in several payments over the year; it also included a onetime payment of $10,000 for any outstanding debt due to the USN from SAT. LifePoint has assumed all of SAT's rights and undertaken all of SAT's obligations under the License Agreement.

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

7.  INTERCOMPANY ALLOCATIONS

	LifePoint was originally obligated to pay a fixed annual management fee of $420,000 plus three percent of its gross revenues to SAT, its former parent. In addition, the Company was allocated overhead expenses such as rent, utilities, etc. based on estimated usage. In March of 1997, the Management Agreement was again amended to provide for a percentage of time and services agreement whereby the costs of certain SAT employees and facilities were allocated to LifePoint based on a percentage of usage. As the activity of LifePoint had been increasing, there had been a tremendous increase in time required by SAT employees and expanded use of leased space to satisfy LifePoint's needs. The services provided to LifePoint by SAT pursuant to the Management Agreement included management, administrative, accounting and other financial services and advice, including, without limitation, the services then performed by the Treasurer of LifePoint (who was also the Treasurer of SAT), for which he was not directly compensated by LifePoint; services relating to LifePoint's financial and banking relationships; services relating to the preparation of financial statements, budgets, forecasts and cash flow projections; cash management advice; and other miscellaneous services and advice. LifePoint paid $410,000 for the year ended March 31, 1998 in management fees. The management fee was discontinued after June 30, 1997 because no services were being provided after that date.

LIFEPOINT, INC.
ANNUAL REPORT ON FORM 10-K FOR
FISCAL YEAR ENDED MARCH 31, 1999
EXHIBITS FILED WITH REPORT


Exhibit
Number          Exhibit

10(n)           Copy of Lease expiring July 31, 2005 by and between Slater
		Properties, as landlord, and LifePoint, as tenant.
23(a)           Consent of Ernst & Young LLP
23(b)           Consent of Wolinetz, Gottlieb and Lafazan, P.C.