Form 10-Q
period 2000-06-30
LIFEPOINT INC
filed 2000-08-14
CIK 910523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2000

Commission File Number:         1-12362

LIFEPOINT, INC.
(Exact name of registrant as specified in its charter)

DELAWARE                                #33-0539168
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification Number)

1205 South Dupont Street, Ontario, CA                        91761
 (Address of Principal Executive Offices)                  (Zip Code)

(909) 418-3000
  (Registrant's Telephone Number, Including Area Code)


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

As of July 24, 2000  - Common Stock, $.001 Par Value, 30,164,601 shares


				PART I
			FINANCIAL INFORMATION

Item 1.  Financial Statements


LIFEPOINT, INC.
(a development stage enterprise)
BALANCE SHEET


				June 30,                March 31,
				 2000                      2000
			      (Unaudited)
			      -----------               ----------
ASSETS

Current Assets:

  Cash and cash equivalents     $ 8,004,197             $ 9,483,624
  Prepaid expenses and other
  current assets                    120,109                 102,633
				-----------             -----------
Total current assets              8,124,306               9,586,257

Property and equipment, net         480,733                 401,309
Patents and other assets, net       146,775                  93,830
				-----------             -----------
				$ 8,751,814             $10,081,396
				===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable              $   184,933             $   274,902
  Accrued expenses                  322,949                 425,481
  Capital lease, short-term         101,386                 101,386
				-----------             -----------
    Total current liabilities       609,268                 801,769
  Capital lease, long-term           83,178                 104,955
				-----------             -----------
				    692,446                 906,724

Commitments and contingencies (Note 4)

Stockholders' equity:

Common stock, $.001 par value;
  50,000,000 shares authorized,
  30,046,201 and 29,769,501
  issued and outstanding at
  June 30, 2000 and March 31,
  2000, respectively                 30,046                  29,769
Additional paid-in capital       29,501,623              29,145,385
Notes receivable - stockholders  (1,141,310)             (1,116,875)
Deficit accumulated in the
  development stage             (20,330,991)            (18,883,607)
				-----------             -----------
  Total stockholders' equity      8,059,368               9,174,672
				-----------             -----------
				$ 8,751,814             $10,081,396
				===========             ===========

The accompanying notes are an integral part of the financial statements.



LIFEPOINT, INC.
(a development stage enterprise)

STATEMENTS OF OPERATIONS
 (Unaudited)

							      Cumulative From
				     For the                  October 8, 1992
				Three Months Ended               (Inception)
				     June 30                         to
				2000            1999           June 30, 2000

Revenues                        $       -       $      -       $        -

Costs and expenses:
  Selling, general and
	administrative expenses     450,885        300,664        6,036,344
  Research and development        1,097,424        483,186       10,382,795
  Depreciation and amortization      45,000         24,086        1,063,772
  Interest expense - parent             -              -             95,790
  Management fees - parent              -              -          2,089,838
				-----------     ----------      -----------
    Total costs and expenses
	from operations           1,593,309        807,936       19,668,539
				-----------     ----------      -----------
Loss from operations             (1,593,309)      (807,936)     (19,668,539)
				-----------     ----------      -----------
Other income (expense):
  Interest income (expense), net    145,925         27,697          638,905
   Loss on disposal of property
	and equipment                   -              -           (212,501)
   Loss on sale of marketable
	securities                      -              -           (627,512)
   Interest income - parent             -              -            102,167
				-----------     ----------      -----------
Total other income (expense)        145,925         27,697          (98,941)
				-----------     ----------      -----------
Net loss                        $(1,447,384)    $ (780,239)    $(19,767,480)
				===========     ==========      ===========

Earnings per common share:
  Weighted average common shares
	outstanding              29,884,639      13,959,508
				===========     ===========
  Net loss per common share     $     (0.05)    $     (0.06)
				===========     ===========

Earnings per common share, assuming
	dilution:
  Weighted average common shares
      Outstanding                29,884,639      13,959,508
				===========     ===========
  Net loss per common share,
    assuming dilution           $     (0.05)    $     (0.06)
				===========     ===========


The accompanying notes are an integral part of the financial statements.



LIFEPOINT, INC.
(a Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)
					  For the Three                 Cumulative From
					   Months Ended                 October 8, 1992
						June 30                 (Inception) to
					2000             1999           June 30, 2000
				       --------------   -------------   --------------
Cash flow from operating activities:

Net loss                                $ (1,447,384)    $  (780,239)   $ (19,767,480)
Adjustments to reconcile net loss to
 net cash used by operating activities:
  Depreciation and amortization               45,000          24,086        1,063,772
  Consulting expense                             -               -            361,160
  Loss on disposal of property and
    equipment                                    -               -            237,976
  Loss on marketable securities                  -               -            627,512
  Amortization of bond discount                  -               -             (4,855)
Changes in operating assets and
 liabilities:
  Change in prepaid expenses and
   other current assets                      (17,476)         (9,925)           4,291
  Change in other assets                     (51,054)         10,057          (84,075)
  Change in accounts payable                 (89,969)        (28,180)         239,292
  Change in accrued expenses                 (11,552)         41,536         (102,449)
				       --------------   -------------   --------------
  Net cash used by operating activities   (1,572,435)       (742,665)     (17,424,856)
				       --------------   -------------   --------------
Cash flow from investing activities:
  Sale of marketable securities                  -               -          3,285,625
  Purchases of marketable securities             -               -         (3,908,281)
  Purchases of property and equipment       (124,424)        (90,938)        (818,812)
  Proceeds from sale of property and
    equipment                                    -               -             80,828
  Patent costs                                (1,891)            -            (72,708)
				       --------------   -------------   --------------
  Cash used by investing activities         (126,315)        (90,938)      (1,433,348)
				       --------------   -------------   --------------
Cash flow from financing activities:
  Sales of common stock                          -            63,000       20,446,226
  Expenses of common stock offering              -               -         (2,286,292)
  Sales of preferred stock                       -               -          6,000,000
  Expenses of preferred stock offering           -           (18,374)        (738,451)
  Exercise of stock options                   14,760           1,875           50,110
  Exercise of warrants                       226,340             -            330,440
  Advances on note receivable - Parent          -                -         (1,917,057)
  Collection on note receivable - Parent        -                -          1,634,762
  Proceeds of loan payable - Parent             -                -          4,715,067
  Payment of loan payable - Parent              -                -         (1,299,782)
  Proceeds of capital leases                    -                -            101,572
  Payments of capital leases                (21,777)             -           (174,194)
  Proceeds of brokerage loan payable            -                -          2,674,683
  Payments of brokerage loan payable            -                -         (2,674,683)
				       --------------   -------------   --------------
  Net cash provided by financing
    activities                              219,323           46,501       26,862,401
				       --------------   -------------   --------------
Increase (decrease) in cash and
   cash equivalents                      (1,479,427)        (787,102)       8,004,197
Cash and cash equivalents - beginning
   of period                              9,483,624        4,796,432              -
				       --------------   -------------   --------------
Cash and cash equivalents - end
   of period                            $ 8,004,197      $ 4,009,330    $   8,004,197
				       ==============   =============   ==============

Supplemental disclosure of cash information:

Cash paid for interest                  $     8,172      $       -      $     227,732
				       ==============   =============   ==============
Non-cash operating activities:
 Value of common stock for
   consulting services                  $       -        $       -      $     203,340
				       ==============   =============   ==============
Non-cash investing activities:
  Value of assets transferred to
  lessor in lieu of payment on
  capital leases                        $       -        $       -      $      71,405
				       ==============   =============   ==============
Non-cash financing activities:
  Value of common stock issued
  and additional paid-in capital
  for the transfer of assets from
  Parent                                $       -        $       -      $     781,060
				       ==============   =============   ==============
  Value of common stock issued to
  Parent and additional paid-in
  capital for the forgiveness
  of debt                               $       -        $       -      $   3,160,502
				       ==============   =============   ==============
  Value of common stock warrants
  issued for consulting services        $       -        $       -      $     187,500
				       ==============   =============   ==============
  Value of common stock issued and
  additional paid-in capital issued
  as dividends on preferred stock
  conversions                           $       -        $    31,433    $     552,110
				       ==============   =============   ==============
  Value of common stock warrants
  issued for preferred stock offering   $       -        $       -      $     133,559
				       ==============   =============   ==============
  Value of preferred stock converted
  to common stock                       $       -        $     2,107    $      12,000
				       ==============   =============   ==============
  Value of common stock warrants
  converted to common stock in
  exchange for note                     $       -        $       -      $   1,060,000
				       ==============   =============   ==============
  Value of common stock options
  converted to common stock in
  exchange for note                     $    24,435      $       -      $      81,310
				       ==============   =============   ==============

The accompanying notes are an integral part of the financial statements.



LIFEPOINT, INC.
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000
(Unaudited)

NOTE 1  - Basis of Presentation

In the opinion of LifePoint, Inc. (the "Company"), the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments except as disclosed below) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors that are beyond the control of the Company. This Report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 (the "Annual Report").

NOTE 2. - Continuing Operations and Liquidity

During the period from October 8, 1992 (inception) through June 30, 2000, the
Company has realized no revenues and has accumulated losses of $19,767,480.
Recovery of the Company's assets is dependent upon future events, including commercialization of the Company's product and ultimately achieving profitable operations. The outcome of these events is indeterminable.

The Company had established a $500,000 revolving line of credit agreement with City National Bank of Beverly Hills, California. The Company chose not to renew this note in June 2000 upon expiration. On July 14, 1999 the Company entered into an equipment lease financing agreement for $300,000 with FirstCorp of Portland, Oregon which is discussed further in Note 4.

The Company successfully completed a private placement of units, each consisting of shares of the Company's Common Stock, $.001 par value (the
"Common Stock"), and a Common Stock purchase warrant, in the fiscal year ended March 31, 2000, resulting in net proceeds of $8,577,000. As a result, management believes that the Company has sufficient cash on hand at June 30, 2000 to finish the product commercialization, build a manufacturing facility, generate field trials and pilot studies and initiate marketing. Management estimates that it will take $5.8 million to reach the market post prototype
(which was completed on May 15, 2000.) The proceeds from the last private placement, in management's opinion, will provide working capital for several quarters after the commencement of marketing. The Company continues to pursue parallel paths to secure additional funding including strategic partnering and capital leasing companies to help offset the cash required to establish a manufacturing facility. There can be no assurance that any of these additional sources of funding will be available and, in such event, the Company may not be able to complete the development, manufacturing and marketing of its product on a timely basis.

NOTE 3  - Property and Equipment

	Property and equipment is summarized as follows:

				June 30,        March 31,
				 2000             2000

Furniture and Fixtures          $  708,730      $  601,743
Test Equipment                     425,768         425,768
Leasehold Improvements             263,428         245,991
				----------      ----------
				 1,397,926       1,273,502
Less:  Accumulated Depreciation    917,193         872,193
				----------      ----------
				$  480,733      $  401,309
				==========      ==========


LIFEPOINT, INC.
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000
(Unaudited)
(Continued)

NOTE 4 - Commitments and Contingencies

Lease Commitments

LifePoint has entered into a lease agreement commencing October 1, 1997 and, extended by an amendment, terminating on March 31, 2002, for the research facilities in Rancho Cucamonga, California. In addition to rent of $72,000 per year for fiscal years ending March 31, 2000 through March 31, 2002, LifePoint will pay for real estate taxes and other occupancy costs. Rent expense for the fiscal years ended March 31, 2000 and 1999 was $72,000, and $69,000, respectively.

On April 26, 2000, the Company entered into a lease agreement for administrative offices and a manufacturing facility commencing May 1, 2000 and terminating on July 31, 2005. In addition to rent of $226,000 per year, LifePoint will pay for real estate taxes and other occupancy costs. The
Company may elect to terminate the lease at the end of four years and has two
2-year renewal options. The lease also allows for rent abatement in three of the first twelve months as tenant improvement allowance in addition to the $30,000 paid by the lessor.

The Company leases certain equipment under noncancelable lease arrangements.
These operating leases expire in various dates through 2002 and may be renewed for up to 12 months. Furniture, fixtures and equipment includes $253,466 of assets acquired under capital leases as of June 30, 2000.

Significant Contracts

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

In April 1999, the Company and the United States Navy ("USN") completed negotiations for an expansion of the License Agreement. The license expires with the expiration of the patent in February 2010. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva in addition to the urine application. The royalty rate has been reduced to 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales from the previous 10% on all the Company's product sales. The minimum royalty payment has been reduced to $50,000 in 2001 (anticipated first year of product sales) and $100,000 a year thereafter versus the previous $100,000 per year. The
Company is further developing the USN-developed technology for application in its own proprietary test system.



LIFEPOINT, INC.
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000
(Unaudited)
(Continued)


NOTE 5 - Stockholders' Equity

During the quarter ended June 30, 2000, stock options were granted to eight employees to purchase 134,000 shares of the Common Stock at $6.56 per share.
On January 21, 2000, the Board of Directors modified the Director's compensation arrangements previously authorized on April 16, 1999. As authorized, each non-employee, non-consultant director shall receive as compensation annual fees and an annual grant of an option pursuant to a stock option plan for the right to purchase 10,000 shares of the Common Stock. The initial option grant to new non-employee, non-consultant directors shall be for the right to purchase 15,000 shares of the Common Stock. Under the revised compensation arrangements, during the quarter ended June 30, 2000, annual option grants to purchase 20,000 shares of the Common Stock at $3.22 per share were granted to two continuing directors of the Company and grants to purchase 30,000 shares of the Common Stock at $6.56 per share were granted to two new directors of the Company. The Company has not granted any new stock options to consultants. During fiscal 2000, two current members of the Company's Scientific Advisory Board ("SAB"), received an option to purchase
10,000 shares each at $2.83, and similar options will be granted to any future member of the Scientific Advisory Board. As of June 30, 2000, there were outstanding, under the stock option plan, stock options to purchase an aggregate of 1,693,296 shares held by a total of 27 employees, 2 SAB members and 4 directors.

During the quarter ended June 30, 2000, the Company issued no warrants to outside parties. As of June 30, 2000, there were warrants outstanding to purchase 9,308,063 shares of the Company's stock, including the warrants issued as part of the March 2000 unit offering which raised $9.2 million gross proceeds for the Company.


Item 2.  Management's Discussion and Analysis of Financial Condition and
	 Results of Operations.


General

LifePoint, Inc. is a late development stage company designing a unique product that will provide immediate, on-site diagnostic results without the need to take blood or urine. LifePoint is focused on the commercialization of the flow immunosensor technology licensed from the USN. This patented technology, when used in conjunction with LifePoint's own patented and proprietary technologies on collecting and processing saliva as a non-invasive test specimen, will allow LifePoint to develop a broadly applicable non-invasive, rapid, on-site diagnostic test system. The LifePointT Test System could be used for rapid diagnostic testing, for screening, and therapeutic drug monitoring in non-medical environments such as the workplace, home health care, ambulances, pharmacies, and law enforcement. The first product under development is for the simultaneous detection of drugs of abuse and alcohol.
The market potential for this product is estimated to be $750 million and growing to over $1 billion by 2002. Marketing to the non-medical markets is anticipated to begin early in the first quarter 2001.

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

Because the Company has not produced any revenues as a result of its being a development stage company, it has been dependent, since gaining its independence from SAT in October 1997, on the net proceeds derived from four private placements pursuant to Regulation D under the Securities Act to fund its operations. The succeeding three paragraphs describe the private placements in Fiscal 1999 and 2000.

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

On February 29 and March 14, 2000, the Company closed as to the sales at
$5,000 per Unit of an aggregate of 1,840 units, each unit consisting of 2,500 shares of the Common Stock and an Investor Warrant expiring February 28 or
March 13, 2005 to purchase 2,500 shares of the Common Stock at $3.00 per share. The Investor Warrants may not be exercised prior to September 14, 2000 and the shares included in the Units are restricted securities for at least
one year.   The Company realized $9,200,000 in gross proceeds. Finders' fees were paid to various consultants and bankers for their assistance in helping the Company to complete this private placement consisting of an aggregate of
$604,706 in cash fees and Finder's Warrants expiring March 13, 2005 to purchase an aggregate of 273,075 shares of the Common Stock at $3.00 per share.

Management believes that, with the net proceeds from the private placement described in the preceding paragraph, the Company has sufficient funds to finish the product development, build a manufacturing facility, generate field trials and pilot studies and initiate marketing. Management estimates that it will take $5.8 million after prototype (which was completed May 1, 2000) to reach the market with its product. The proceeds from the last private placement should provide working capital for several quarters post revenue. There can be no assurance that management's estimate as to costs and timing will be correct. Any delays may further increase the Company's costs.

The Company has qualified for $3 million in capital equipment financing with FINOVA Capital Corporation, a capital leasing company, to fund the equipment required for the manufacture of the LifePoint(TM) Test System. Management anticipates finalizing the agreement not later than August 31, 2000 and will provide full details in the Company's report on Form 10-Q for the quarter ending September 30, 2000 to be filed on or before November 14, 2000.

The Company continues to pursue strategic partnering through the Venture
Merchant Group. Several large corporations have expressed initial interest in partnering with the Company. Management anticipates that one or more partnering agreements may be completed prior to the fourth quarter of 2000.

Management has also pursued the possibility of an underwritten public offering and has received expressions of interest from several well-known small national and large regional firms. However, to date the Company has generally not attracted large institutional investors, although lately there has been an increase in such interest and, unless this interest in the Common Stock further develops, this fact may adversely affect any future public offering.
In addition, there can be no assurance that stock market conditions later in 2000 or early in 2001 would be receptive to a public offering by the Company, especially in view of the volatility in the market generally in 2000. In addition, competitive conditions in the substance abuse testing industry at that time may make the Company less attractive to potential public investors.

Having successfully consummated four private placements pursuant to Regulation
D under the Securities Act since November 1997, the Company may seek to raise additional financing through this method. As with a public offering, there can be no assurance that potential investors would be receptive to a private placement by the Company when the Company seeks to sell, either because of general stock market conditions or conditions generally in the substance abuse testing industry.

There can be no assurance that the Company will be successful in securing additional financing, whether through a capital leasing firm, a strategic partner, a public offering or a private placement.

If all of the Warrants to purchase an aggregate of 9,308,063 shares of the Common Stock which were outstanding on June 30, 2000 were subsequently exercised, the Company would realize $20,942,177 in gross proceeds. If all of the Options pursuant to the Stock Option Plan to purchase an aggregate of 1,693,296 shares outstanding on June 30, 2000 were subsequently exercised, the Company would realize $3,314,070 in gross proceeds. However, there can be no certainty as to when or if any of these securities will be exercised, especially as to the Options and certain of the Warrants that were not all currently exercisable as of June 30, 2000. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

Results of Operations

Three Months Ended June 30, 2000 vs. June 30, 1999

During the quarter ended June 30, 2000, the Company spent $1,097,424 on research and development and an additional $450,885 on general and administrative expenses, as compared with $483,186 and $300,664, respectively, during the quarter ended June 30, 1999. The increase of $614,238, or 127%, in research and development expenditures in 2000 is directly attributable to finalizing the prototype of the LifePoint Test System on May 15, 2000 and beginning the commercialization phase of the product. Staffing in research and development increased from 18 during the quarter ended June 30, 1999 to 35, or 94%, for the same period in 2000. General and administrative expenses increased $150,221, or 50%, as a result of increased staffing with the addition of a Vice-President of Marketing and Sales, as well as a Director of Human Resources. Additional expenses in marketing are a result of accelerating pre-marketing and lobbying efforts through attendance at tradeshows, presentation of technical papers and working with various governmental agencies to set standards for the approval of a saliva-based evidential instrument.

From inception on October 8, 1992 to June 30, 2000, the Company has spent
$10,382,795 on research and development and $6,036,344 on general and administrative expenses. Management fees paid to SAT aggregated an additional $2,089,838 during such period.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and uncertainties. Such forward-looking statements reflect management's current views that the necessary financing will be available, when needed, to complete the research and development program, that the product will be commercialized at the contemplated cost and within the projected timetable, that, during the interim period before the Company begins marketing, competitors will not begin to market a competitive saliva-based testing product and that the other risks described in the Annual Report and other filings by the Company with the Securities and Exchange Commission will not materially adversely affect the Company's operations. Because there can be no assurance that management's expectations will be realized, actual results may differ.

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

						LIFEPOINT, INC.
						(Registrant)


Date:   August 14, 2000                         By /s/ Michele A. Clark
						       Michele A. Clark
						       Controller and Chief
						       Accounting Officer



