Form 10-Q
period 2000-09-30
LIFEPOINT INC
filed 2000-11-15
CIK 910523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2000

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


	(909) 418-3000
Registrant's Telephone Number, Including Area Code


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

As of November 7, 2000  - Common Stock, $.001 Par Value, 30,277,391 shares



PART I
FINANCIAL INFORMATION





Item 1.  Financial Statements

LIFEPOINT, INC.
(a development stage enterprise)
BALANCE SHEET

				September 30              March 31,
				    2000                    2000
				 (Unaudited)
				------------            -----------


ASSETS

Current Assets:

Cash and cash equivalents       $ 6,168,374             $ 9,483,624
Prepaid expenses and other
    current assets                  104,388                 102,633
				-----------             -----------
Total current assets              6,272,762               9,586,257

Property and equipment, net         821,138                 401,309
Patents and other assets, net       202,563                  93,830
				-----------             -----------
				$ 7,296,463             $10,081,396


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable                $   249,564             $   274,902
Accrued expenses                    317,774                 425,481
Capital leases short-term           101,386                 101,386
				-----------             -----------
Total current liabilities           668,724                 801,769

Capital leases long-term             61,401                 104,955
				-----------             -----------
				    731,125                 906,724
				===========             ===========
Commitments and contingencies (Note 4)

Stockholders' equity:

Common stock, $.001 par value;
   75,000,000 shares authorized,
   30,046,201 and 29,769,501
   issued and outstanding at
   September 30, 2000 and
   March 31, 2000, respectively      30,205                  29,769
Additional paid-in capital       29,708,245              29,145,385
Notes receivable - stockholders  (1,171,510)             (1,116,875)
Deficit accumulated in the
  development stage             (22,000,602)            (18,883,607)
				-----------             -----------
Total stockholders' equity        6,566,338               9,174,672
				-----------             -----------
				$ 7,296,463             $10,081,396
				===========             ===========


The accompanying notes are an integral part of the financial statements.


LIFEPOINT, INC.
(a development stage enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

												Cumulative From
				For the                         For the                         October 8, 1992
				Three Months Ended              Six Months Ended                (Inception) to
				September 30                    September 30                    September 30,
				2000            1999            2000             1999           2000

Revenues                        $      -        $       -       $       -        $      -       $        -

Costs and Expenses:
  General and
   Administrative Expenses          525,407         389,212         976,292         689,876        6,561,751
  Research and Development        1,184,039         559,707       2,281,463       1,042,893       11,566,834
  Depreciation and Amortization      45,000          24,085          90,000          48,171        1,108,772
  Interest Expense - Parent             -               -                -              -             95,790
  Management Fees - Parent              -               -                -              -          2,089,838
				-----------     -----------     ------------    -----------     ------------
Total Costs and Expenses          1,754,446         973,004        3,347,755      1,780,940       21,422,985
				-----------     -----------     ------------    -----------     ------------
Loss from Operations             (1,754,446)      ( 973,004)      (3,347,755)    (1,780,940)     (21,422,985)

Other income (expense):
  Interest income, net               84,835          44,263          230,760         71,960          723,740
  Loss on disposal of
   property and
   equipment                            -               -                -              -           (212,501)
  Loss on sale of
   marketable
   securities                           -               -               -               -           (627,512)
   Interest income - parent             -               -               -               -            102,167
				-----------     -----------     ------------    -----------     ------------
Total other income (expense)         84,835          44,263         230,760          71,960          (14,106)
				-----------     -----------     ------------    -----------     ------------
Net Loss                        $(1,669,611)    $  (928,741)    $(3,116,995)    $(1,708,980)    $(21,437,091)
				===========     ===========     ============    ===========     ============
Earnings per Common Share:

Weighted Average Common
  Shares Outstanding             30,137,846      15,003,145      30,010,295      14,483,992
				===========     ===========     ============    ===========
Net Loss Per Common Share       $     (0.06)    $     (0.06)    $     (0.10)    $     (0.12)
				===========     ===========     ============    ===========
Earnings per Common
 Share, Assuming Dilution:

Weighted Average Common
  Shares Outstanding              30,137,846     15,003,145      30,010,295      14,483,992
				===========     ===========     ============    ===========
Net Loss Per Common
  Share, Assuming
  Dilution                      $      (0.06)   $     (0.06)    $     (0.10)    $     (0.12)
				===========     ===========     ============    ===========


The accompanying notes are an integral part of the financial statements.



LIFEPOINT, INC.
(a development stage enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)


								Cumulative From
				For the Six Months Ended        October 8, 1992
				     September 30               (Inception) to
				   2000            1999         Sept. 30, 2000
				------------    -----------     --------------
Cash flow from operating
  activities:

Net loss                        $(3,116,995)    $(1,708,980)   $(21,437,091)

Adjustments to reconcile
  net loss to net cash
  used by operating
  activities:

  Depreciation and
    amortization                     90,000          46,470       1,108,772
  Consulting expense                    -               -           361,160
  Loss on disposal of
    property and
    equipment                           -               -           237,976
  Loss on marketable
    securities                          -               -           627,512
  Amortization of
    bond discount                       -               -            (4,855)

Changes in operating assets
 and liabilities:

  Change in prepaid
    expenses and other
    current assets                   (1,755)        (14,500)         20,013
  Change in other assets           (106,842)         11,429        (139,863)
  Change in accounts payable        (25,338)        (48,121)        303,923
  Change in accrued expenses        (16,727)         19,793        (107,625)
				-----------     -----------     -----------
  Net cash used by
   operating activities          (3,177,657)     (1,693,909)    (19,030,078)
				-----------     -----------     -----------
Cash flow from investing
  activities:

  Sale of marketable
    securities                          -               -         3,285,625
  Purchases of marketable
    securities                          -               -        (3,908,281)
  Purchases of property
    and equipment                  (509,829)        (91,099)     (1,204,217)
  Proceeds from sale of
    property and equipment              -               -            80,828
  Patent costs                       (1,891)            -           (72,708)
				-----------     -----------     -----------
Cash used by investing
  activities                       (511,720)        (91,099)     (1,818,753)
				-----------     -----------     -----------
Cash flow from financing
  activities:

  Sales of common stock                 -            63,000      20,446,226
  Expenses of common
    stock offering                      -               -        (2,286,292)
  Sales of preferred
    stock                               -               -         6,000,000
  Expenses of preferred
    stock offering                      -           (18,374)       (738,451)
  Exercise of stock options          47,341           1,875          82,691
  Exercise of warrants              370,340             -           474,440
  Advances on note
    receivable - Parent                 -               -        (1,917,057)
  Collection on note
    receivable - Parent                 -               -         1,634,762
  Proceeds of loan
    payable - Parent                    -               -         4,715,067
  Payment of loan
    payable - Parent                    -               -        (1,299,782)
  Proceeds of capital
   leases                               -               -           101,572
  Payments of capital
    leases                          (43,554)            -          (195,971)
  Proceeds of brokerage
    loan payable                        -               -         2,674,683
  Payments of brokerage
    loan payable                        -               -        (2,674,683)
				-----------     -----------     -----------
Net cash provided by
  financing activities              374,127          46,501      27,017,205
				-----------     -----------     -----------
Increase (decrease) in cash
  and cash equivalents           (3,315,250)     (1,738,507)      6,168,374

Cash and cash equivalents
  - beginning of period           9,483,624       4,796,432             -
				-----------     -----------     -----------
Cash and cash equivalents
  - end of period               $ 6,168,374     $ 3,057,925     $ 6,168,374
				===========     ===========     ===========

Supplemental disclosure of cash information:


Cash paid for interest          $    8,172      $     2,546     $   235,904
				===========     ===========     ===========
Non-cash operating activities:

  Value of common stock for
   consulting services          $      -        $       -       $   203,340
				===========     ===========     ===========

Non-cash investing activities:

  Value of assets transferred
    to lessor in lieu of
    payment on capital leases   $      -        $       -       $    71,405
				===========     ===========     ===========
Non-cash financing activities:

  Value of common stock issued
   and additional paid-in capital
   for the transfer of assets
   from Parent                  $      -        $       -       $   781,060
				===========     ===========     ===========
  Value of common stock issued
    to Parent and additional
    paid-in capital for the
    forgiveness of debt         $      -        $       -       $ 3,160,502
				===========     ===========     ===========
  Value of common stock
    warrants issued for
    consulting services         $      -        $       -       $   187,500
				===========     ===========     ===========
  Value of common stock
    issued and additional
    paid-in capital issued
    as dividends on preferred
    stock conversions           $      -        $    33,707     $   552,110
				===========     ===========     ===========
  Value of common stock
    warrants issued for
    preferred stock offering    $      -        $       -       $   133,559
				===========     ===========     ===========
  Value of preferred stock
    converted to common stock   $      -        $     2,207     $    12,000
				===========     ===========     ===========
  Value of common stock
    warrants converted to
    common stock in exchange
    for note                    $      -        $       -       $ 1,060,000
				===========     ===========     ===========
  Value of common stock
    options converted to
    common stock in exchange
    for note                    $   54,635      $       -       $   111,510
				===========     ===========     ===========


The accompanying notes are an integral part of the financial statements.


LIFEPOINT, INC.
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited)

NOTE 1  - Basis of Presentation

In the opinion of LifePoint, Inc. (the "Company" or "LifePoint"), the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors that are beyond the control of the Company. This Report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 (the "Annual Report").

NOTE 2. - Continuing Operations and Liquidity

During the period from October 8, 1992 (inception) through September 30, 2000, the Company has realized no revenues and has accumulated losses of $21,437,091. Recovery of the Company's assets is dependent upon future events, including commercialization of the Company's product and ultimately achieving profitable operations. The outcome of these events is indeterminable.

On July 14, 1999 the Company entered into an equipment lease financing agreement for $300,000 with FirstCorp of Portland, Oregon which is discussed further in Note 4 under the caption "Lease Commitments."

On August 28, 2000 the Company entered into a lease financing agreement with Finova Capital Corporation ("Finova") of Scottsdale, Arizona whereby Finova agreed to provide LifePoint with a $3,000,000 lease line for the purchase of equipment including up to $500,000 of leasehold improvements. The master lease agreement provides for individual closing schedules of not less than $250,000 (up to three schedules may have an aggregate closing cost of not
less than $100,000).   Each closing schedule will be financed for 36 months
at a rate equal to the current three-year U.S. Treasury Notes, but not less than 6.79%. At the end of each schedule, LifePoint will have the option to purchase all (but not less than all) of the equipment at 15% of the original equipment cost. The first schedule was submitted to Finova in October 2000 and a second schedule will be submitted in November which will result in approximately $700,000 increase in cash as reimbursement for assets purchased in the first and second quarters. Included in cash and cash equivalents is $900,000 of restricted cash the Company is required to maintain in accordance with the master lease agreement.

The Company successfully completed a private placement of units, each consisting of shares of the Company's Common Stock, $.001 par value (the "Common Stock"), and a Common Stock purchase warrant (the "Investor Warrant"), in the fiscal year ended March 31, 2000, resulting in net proceeds of $8,577,000. As a result, management believes that the Company has sufficient cash on hand at September 30, 2000 to finish the product commercialization, build a manufacturing facility, generate field trials and pilot studies and initiate marketing. Management estimates that it will take $5.8 million to reach the market post-prototype (which was completed on May 15, 2000.)


NOTE 3  - Property and Equipment

	Property and equipment is summarized as follows:

			September 30,           March 31,
			     2000                 2000

Furniture and Fixtures  $  799,714      $  601,743
Test Equipment             425,768         425,768
Leasehold Improvements     557,849         245,991
			----------      ----------
			 1,783,331       1,273,502
Less:  Accumulated
  Depreciation             962,193         872,193
			----------      ----------
			$  821,138      $  401,309
			==========      ==========


LIFEPOINT, INC.
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30,2000
(Unaudited)
(Continued)

NOTE 4 - Commitments and Contingencies

Lease Commitments

LifePoint has entered into a lease agreement commencing October 1, 1997 and, as extended by an amendment, terminating on March 31, 2002, for the research facilities in Rancho Cucamonga, California. In addition to rent of $72,000 per year for the fiscal years ending March 31, 2000 through March 31, 2002, LifePoint will pay for real estate taxes and other occupancy costs.

On April 26, 2000, the Company entered into a lease agreement for administrative offices and a manufacturing facility commencing May 1, 2000 and terminating on July 31, 2005. In addition to rent of $226,000 per year, LifePoint will pay for real estate taxes and other occupancy costs. The Company may elect to terminate the lease at the end of four years and has two two-year renewal options. The lease also allows for rent abatement in three of the first 12 months as a tenant improvement allowance in addition to the $30,000 paid by the lessor.

The Company leases certain equipment under noncancelable lease arrangements. These operating leases expire in various dates through 2002 and may be renewed for up to 12 months. Furniture, fixtures and equipment includes $253,466 of assets acquired under capital leases as of September 30, 2000.

Significant Contracts

Substance Abuse Technologies, Inc. ("SAT"), the former parent of the Company, and the United States Navy (the "USN") on January 24, 1992 had entered into a ten-year agreement granting SAT a partial exclusive patent license to products for drug testing in the United States and certain foreign countries. This license was transferred from SAT to the Company effective with the sale of SAT's majority ownership of the Common Stock in October 1997.

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


NOTE 5 - Stockholders' Equity

During the quarter ended September 30, 2000, stock options were granted pursuant to the LifePoint, Inc. 1997 Stock Option Plan (the "1997 Option Plan") to seven employees to purchase 114,750 shares of the Common Stock at $4.81 per share. During the quarter ended September 30, 2000, the Company formed a Substance Abuse Advisory Board ("SAAB") consisting of distinguished scientists, medical experts, and well known advocates for the fight against substance abuse in the United States. Each of the six SAAB members were granted an option pursuant to the LifePoint, Inc. 2000 Stock Option Plan (the "2000 Option Plan") to purchase 10,000 shares at $4.81, and similar options will be granted to any future member of the SAAB. As of September 30, 2000 there were outstanding, under the stock option plans , stock options to purchase an aggregate of 1,693,567 shares held by a total of 34 employees, 2 Scientific Advisory Board members, 6 SAAB members and 4 directors.

As indicated in Item 4 of Part II of this Report, on August 25,2000, the stockholders approved the 2000 Option Plan which would permit the granting of options to purchase an aggregate of 2,000,000 shares of the Common Stock. As of September 30, 2000, options to purchase 60,000 shares of Common Stock had been granted.

In addition, at the Annual Meeting of Stockholders on August 25th, the stockholders approved an increase in the authorized shares of the Common Stock from 50,000,000 to 75,000,000.

During the quarter ended September 30, 2000, the Company issued a warrant to Finova Capital Corp. to purchase 44,025 shares of Common Stock at $4.77 in connection with the equipment leasing arrangement described in Note 2 under the caption "Continuing Operations and Liquidity". As of September 30, 2000, there were warrants outstanding to purchase 9,272,088 shares of the Company's stock, including the Investor Warrants issued as part of the March 2000 unit offering which raised $9.2 million gross proceeds for the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

LifePoint, Inc. is a late development stage company designing a unique product that will provide immediate, on-site diagnostic results without the need to take blood or urine. LifePoint is currently focused on the commercialization of the flow immunosensor technology licensed from the USN. This patented technology, when used in conjunction with LifePoint's own patented and proprietary technologies on collecting and processing saliva as a non-invasive test specimen, has allowed LifePoint to develop a broadly applicable non-invasive, rapid, on-site diagnostic test system. The LifePoint(tm) Test System could be used for rapid diagnostic testing, for screening and therapeutic drug monitoring in non-medical environments such as the workplace, home health care, ambulances, pharmacies and law enforcement. The first product under development is for the simultaneous detection of drugs of abuse and alcohol. The market potential for this product is estimated to be over $1.5 billion by 2002. Marketing to the non-medical markets is anticipated to begin not earlier than the first quarter 2001.

Liquidity and Capital Resources.

The Company is a development stage enterprise with no earnings history. Since its inception, the Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company does not anticipate generating revenue from product sales until late the first quarter or early the second quarter 2001. There can be no assurance as to when the Company will achieve profitability, if at all.

Because the Company has not produced any revenues as a result of its being a development stage company, it has been dependent, since gaining its independence from SAT in October 1997, on the net proceeds derived from four private placements pursuant to Regulation D under the Securities Act of 1933, as amended, to fund its operations. The succeeding three paragraphs describe the private placements in Fiscal 1999 and 2000.

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

On January 21, 1999, the Company closed as to the sale of 600,000 shares of its Series A Preferred Stock, $.001 par value, at $10.00 per share and the Company realized $6,000,000 in gross proceeds. Finders' fees were paid to various consultants and bankers for their assistance in helping the Company to complete this private placement consisting of an aggregate of $592,078 in cash fees, including $420,451 to a then director of the Company, and Warrants expiring January 20, 2004 to purchase an aggregate of 404,725 shares of the Common Stock (net of a cancellation) at $2.41 per share.

On February 29 and March 14, 2000, the Company closed as to the sales at $5,000 per unit of an aggregate of 1,840 units, each unit consisting of 2,500 shares of the Common Stock and an Investor Warrant expiring February 28 or March 13, 2005 to purchase 2,500 shares of the Common Stock at $3.00 per share. The Investor Warrants first became exercisable on September 14, 2000 and the shares included in the units are restricted securities for at least one year. The Company realized $9,200,000 in gross proceeds. Finders' fees were paid to various consultants and bankers for their assistance in helping the Company to complete this private placement consisting of an aggregate of $604,706 in cash fees and Finder's Warrants expiring March 13, 2005 to purchase an aggregate of 273,075 shares of the Common Stock at $3.00 per share.

Management believes that, with the net proceeds from the private placement described in the preceding paragraph, the Company has sufficient funds to finish the product development, build a manufacturing facility, generate field trials and pilot studies and initiate marketing. Management estimates that it will take $5.8 million after prototype (which was completed May 15, 2000) to reach the market with its product. The proceeds from the last private placement should provide working capital post-revenue. There can be no assurance that management's estimate as to costs and timing will be correct. Any delays may further increase the Company's costs and, accordingly, the requirement for additional financing.

On October 11, 2000, the Company made an offer to the holders of the Investor Warrants, for a period beginning October 16, 2000 and ending December 19, 2000, that the holder of an Investor Warrant may exercise at a 20% discount, or $2.40 per share ("the Offer"). Based upon meetings with medium to large institutional investors and top-tier investment bankers, management believes that acceptance of the Offer by a significant number of holders would enable the Company to meet several objectives. First, it would increase the number of shares outstanding and decrease the number of warrants outstanding. This provides a material reduction in the ratio between the number of shares outstanding and the number of shares on a fully-diluted basis and significantly reduces the perception of certain institutional investors and investment bankers of a market "overhang".

Additionally, it allows LifePoint to raise funds without further dilution to the current stockholders on a fully-diluted basis. If the Company sought to raise funds either through another private placement or a public offering, it would have to issue additional shares of Common Stock. There are shares reserved for the Investor Warrants, the two stock option plans and other outstanding Common Stock purchase warrants and, accordingly, these reserved shares are included in the calculation of ownership on a fully diluted basis. If all of the shares currently reserved as of September 30, 2000 were issued, there would be 43,192,138 shares outstanding.

Another benefit of this Offer is that the Company shall not have to pay fees to placement agents, underwriters or finders, as in a private placement or public offering. The gross proceeds from the warrant exercises will be substantially available to accomplish the Company's purposes for an offering.

LifePoint has several reasons to seek additional funds at the current time:

* LifePoint had previously announced that the recent March 2000 private placement generated enough funds to complete development of its product and then bring the product to market. The Company is currently on track to meet that goal. However, additional funds are needed (as has been previously announced) to bridge the gap between the time the first product is brought to market and the time the resultant revenues from sales of such product result in profitability. Management believes that some or all of this gap will be filled with up-front marketing fees from potential strategic partners. Although the terms of one partnering agreement have been agreed to and approved by the Boards of Directors and is anticipated to produce $5 million in fees over 2.5 years, we are still in discussion with another potential partner but cannot count on this as a source of funds in the immediate future.

* LifePoint will need to maintain its stockholders' equity at a level sufficient to meet the maintenance requirements of the American Stock Exchange LLC for continued listing of its Common Stock during the next year. As previously reported, the Company anticipates the continuance of operational losses for at least some period in 2001, thereby reducing stockholder equity.

* The Company desires to increase its available cash reserves to meet any future cash requirements whether or not currently anticipated. LifePoint would like to keep a minimum of $5 million in cash reserves. Management believes that the stock market is "rewarding" companies that have adequate cash reserves on hand.

The Company continues to pursue parallel paths to secure additional funding, including strategic partnering and capital leasing companies, to help offset the cash required to establish a manufacturing facility. There can be no assurance that any of these additional sources of funding will be available and, in such event, the Company may not be able to complete the commercialization and marketing of its product on a timely basis.

The Company continues to pursue strategic partnering through the Venture Merchant Group. Several large corporations have expressed initial interest in partnering with the Company. The terms of one partnering agreement have been agreed to and approved by the Boards of Directors. Management continues to be in discussions with other potential partners and anticipates completion of another partnering agreement prior to fiscal year end.

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

Having successfully consummated four private placements pursuant to Regulation D under the Securities Act since November 1997, the Company may seek to raise additional financing through this method. As with a public offering, there can be no assurance that potential investors would be receptive to a private placement by the Company when the Company seeks to sell, either because of general stock market conditions, conditions generally in the substance abuse testing industry or conditions relating specifically to the Company.

There can be no assurance that the Company will be successful in securing additional financing, whether through the Investor Warrant Offer, a strategic partner, a public offering or a private placement.

If all of the Warrants to purchase an aggregate of 9,272,088 shares of the Common Stock which were outstanding on September 30, 2000 were subsequently exercised, the Company would realize $21,008,176 in gross proceeds. If all of the Options pursuant to the 1997 and 2000 Stock Option Plans to purchase an aggregate of 1,693,567 shares outstanding on September 30, 2000 were subsequently exercised, the Company would realize $3,793,802 in gross proceeds. However, there can be no certainty as to when or if any of these securities will be exercised, especially as to the Options and certain of the Warrants that were not all currently exercisable as of September 30, 2000. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

Results of Operations

Three Months Ended September 30, 2000 vs. September 30, 1999

During the quarter ended September 30, 2000, the Company spent $1,184,039 on research and development and an additional $525,407 on general and administrative expenses, as compared with $559,707 and $389,212, respectively, during the quarter ended September 30, 1999. The increase of $624,332, or 112%, in research and development expenditures in the 2000 period is directly attributable to finalizing the prototype of the LifePoint(tm) Test System on May 15, 2000 and beginning the commercialization phase of the product. Staffing in research and development, including pilot manufacturing, have increased 50% from the quarter ended September 30, 1999. In the quarter ended September 30, 2000, the Company has also employed the services of several outside consultants for final product design and to assist in the build out of the manufacturing facility. General and administrative expenses increased $136,195, or 35%, as a result of accelerating pre-marketing and lobbying efforts through attendance at tradeshows, presentation of technical papers and working with various governmental agencies to set standards for the approval of a saliva-based evidential instrument.

Six Months Ended September 30, 2000 vs. September 30, 1999

During the six-month period ended September 30, 2000, the Company spent $2,281,463 on research and development and an additional $976,292 on general and administrative expenses, as compared with $1,042,893 and $689,876, respectively, during the quarter ended September 30, 1999. The increase of $1,238,570, or 119%, in research and development expenditures in the 2000 period is directly attributable to finalizing the prototype of the LifePoint(tm) Test System on May 15, 2000 and beginning the commercialization phase of the product. Staffing in research and development, including pilot manufacturing, has doubled from the six-month period ended September 30, 1999. In the quarter ended September 30, 2000, the Company has also employed the services of several outside consultants for final product design and to assist in the build out of the manufacturing facility. General and administrative expenses increased $286,416, or 42%, as a result of increased staffing and accelerating pre-marketing and lobbying efforts.

From inception on October 8, 1992 to September 30, 2000, the Company has spent $11,566,834 on research and development and $6,561,751 on general and administrative expenses. Management fees paid to SAT aggregated an additional $2,089,838 during such period.

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

	None

Item 3. Defaults upon Senior Securities

	None

Item 4. Submission of Matters to a Vote of Security Holders

	(a) The Annual Meeting of Stockholders was held on August 25, 2000.

	(b) At the Meeting, Peter S. Gold was elected as a Class A director to serve until the Annual Meeting of Stockholders in 2001, Paul Sandler and Stanley Yakatan were elected as Class B directors to serve until the Annual Meeting of Stockholders in 2002, and Charles J. Casamento and Linda H. Masterson, were elected as Class C directors to serve until the Annual Meeting of Stockholders in 2003. Each director serves until his or her successor is duly elected and qualified.

	(c) At the Meeting, votes were taken as to five proposals as follows:


	(1) On the proposal to approve an Amendment to the Company's Restated Certificate of Incorporation to classify the directors into three classes and to provide that the number of directors shall not be less than three nor more than nine:
								     Broker
	For             Against             Withheld                Non-Votes

	16,248,857       77,652               43,263                9,024,717

	(2) On the proposal to elect five directors:
								     Broker
	Nominee                 For           Withheld              Non-Votes

	Peter S. Gold           25,312,927       6,562
	Paul Sandler            25,312,927       6,562
	Stanley Yakatan         25,312,927       6,562
	Charles Casamento       25,312,927       6,562
	Linda Masterson         25,312,927       6,562

	(3) On the proposal to ratify the appointment of Ernst & Young, LLP as independent auditors for the fiscal year ending March 31, 2001:

								     Broker
	For             Against             Withheld                Non-Votes

	24,511,435       71,046               37,008

	(4) On the proposal to approve an Amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of the Common Stock, $.001 par value, from 50,000,000 shares to 75,000,000 shares:
								     Broker
	For             Against             Withheld                Non-Votes

	24,043,303      555,233               95,953

	(5) On the proposal to adopt and approve the 2000 Option Plan:

								     Broker
	For             Against             Withheld                Non-Votes

	16,003,571      168,968              122,233                9,024,717


	(d)     Not Applicable.

Item 5. Other Information

	None

Item 6. Exhibits and Reports on Form 8-K

	(a) Exhibits

	Exhibit Number  Exhibit Title

	3(a)(5)         Copy of Certificate of Amendment to the Certificate
			of Incorporation as filed in Delaware on September 1,
			2000
	3(a)(6) Copy of Restated Certificate of Incorporation as filed in Delaware on September 1, 2000
	3(b)(2) Copy of By-Laws of LifePoint as effective on September 1, 2000 superseding those filed as Exhibit 3(b) to LifePoint's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.
	10(o) Lease Agreement dated August 28, 2000 between LifePoint and Finova Capital Corporation

	(b) Reports on Form 8-K

	    None



SIGNATURES

Puruant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

					LIFEPOINT, INC.
					 (Registrant)


Date:  November 15, 2000                By      /s/ Michele A. Clark
						    Michele A. Clark
						    Controller and Chief
						    Accounting Officer