Form 10-Q
period 2000-12-31
LIFEPOINT INC
filed 2001-02-15
CIK 910523

3: UNITED STATES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

As of January 31 2000 - Common Stock, $.001 Par Value, 31,560,515 shares

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LIFEPOINT, INC. (a development stage enterprise) BALANCE SHEET

	December 31	March 31,
	2000	2000
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$ 5,551,314	$ 9,483,624
Prepaid expenses and other current assets	119,342	102,633
Total current assets	5,670,656	9,586,257
Property and equipment, net	1,807,350	401,309
Patents and other assets, net	287,733	93,830
	$ 7,765,739	$ 10,081,396

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 500,896	$ 274,902
Accrued expenses	270,266	425,481
Capital leases short-term	560,138	101,386
Total current liabilities	1,331,300	801,769
Capital leases long-term	749,135	104,955
	2,080,435	906,724
Commitments and contingencies (Note 4)
Stockholders' equity:
Common stock, $.001 par value; 75,000,000 shares
authorized, 31,216,123 and 29,769,501 issued and
outstanding at December 31, 2000 and March 31, 2000,
respectively	31,216	29,769
Additional paid-in capital	31,652,967	29,145,385
Notes receivable - stockholders	(2,128,864)	(1,116,875)
Deficit accumulated in the development stage	(23,870,015)	(18,883,607)
Total stockholders' equity	5,685,304	9,174,672
	$ 7,765,739	$ 10,081,396

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.
(a development stage enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					From
	For the		For the		October 8, 1992
	Three Months Ended		Nine Months Ended		(Inception) to
	December 31		December 31		December 31,
	2000	1999	2000	1999	2000

Revenues	$ -	$ -	$ -	$ -	$ -

Costs and Expenses:
General and Administrative Expenses	549,754	337,466	1,526,046	1,024,791	7,111,505
Research and Development	1,320,339	617,697	3,601,802	1,660,591	12,887,173
Depreciation and Amortization	45,000	24,211	135,000	72,382	1,153,772
Interest Expense - Parent	-	-	-	-	95,790
Management Fees - Parent	-	-	-	-	2,089,838
Total Costs and Expenses	1,915,093	979,374	5,262,848	2,757,764	23,338,078
Loss from Operations	(1,915,093)	(979,374)	(5,262,848)	(2,757,764)	(23,338,078)

Other income (expense):
Interest income, net	45,680	22,229	276,440	91,644	769,420
Loss on disposal of property and equipment	-	-	-	-	(212,501)
Loss on sale of marketable securities	-	-	-	-	(627,512)
Interest income - parent	-	-	-	-	102,167
Total other income (expense)	45,680	22,229	276,440	91,644	31,574
Net Loss	$(1,869,413)	$ (957,145)	$(4,986,408)	$(2,666,120)	$ (23,306,504)

Earnings per Common Share:
Weighted Average Common Shares
Outstanding	30,860,256	15,208,721	30,184,819	14,727,280

Net Loss Per Common Share	$ (0.06)	$ (0.06)	$ (0.17)	$ (0.18)

Earnings per Common Share, Assuming
Dilution:
Weighted Average Common Shares
Outstanding	30,860,256	15,208,721	30,184,819	14,727,280

Net Loss Per Common Share, Assuming
Dilution	$ (0.06)	$ (0.06)	$ (0.17)	$ (0.18)

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.
(a development stage enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative From
	For the Nine Months Ended		October 8, 1992
	December 31,		(Inception) to
	2000	1999	December 31, 2000
Cash flow from operating activities:
Net loss	$ (4,986,408)	$ (2,666,120)	$ (23,306,504)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	135,000	72,382	1,153,772
Consulting expense	-	-	361,160
Loss on disposal of property and equipment	-	-	237,976
Loss on marketable securities	-	-	627,512
Amortization of bond discount	-	-	(4,855)
Changes in operating assets and liabilities:
Change in prepaid expenses and other current assets	(16,709)	(56,138)	5,059
Change in other assets	(192,012)	(12,391)	(225,033)
Change in accounts payable	225,944	(103,098)	555,255
Change in accrued expenses	(64,235)	8,315	(155,133)
Net cash used by operating activities	(4,898,370)	(2,757,050)	(20,750,791)
Cash flow from investing activities:
Sale of marketable securities	-	-	3,285,625
Purchases of marketable securities	-	-	(3,908,281)
Purchases of property and equipment	(1,541,041)	(97,250)	(2,235,429)
Proceeds from sale of property and equipment	-	-	80,828
Patent costs	(1,891)	-	(72,708)
Cash used by investing activities	(1,542,932)	(97,250)	(2,849,965)
Cash flow from financing activities:
Sales of common stock	-	63,000	20,446,226
Expenses of common stock offering	-	(35,982)	(2,286,292)
Sales of preferred stock	-	-	6,000,000
Expenses of preferred stock offering	-	(18,374)	(738,451)
Exercise of stock options	90,176	1,875	125,526
Exercise of warrants	1,315,884	-	1,419,984
Advances on note receivable - Parent	-	-	(1,917,057)
Collection on note receivable - Parent	-	-	1,634,762
Proceeds of loan payable - Parent	-	-	4,715,067
Payment of loan payable - Parent	-	-	(1,299,782)
Proceeds from capital lease financing	1,172,279	-	1,273,851
Payments for capital lease financing	(69,347)	-	(221,764)
Proceeds of brokerage loan payable	-	-	2,674,683
Payments of brokerage loan payable	-	-	(2,674,683)
Net cash provided by financing activities	2,508,992	10,519	29,152,070
Increase (decrease) in cash and cash equivalents	(3,932,310)	(2,843,781)	5,551,314
Cash and cash equivalents - beginning of period	9,483,624	4,796,432	-
Cash and cash equivalents - end of period	$ 5,551,314	$ 1,952,651	$ 5,551,314

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.
(a development stage enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
Cumulative From
	For the Nine Months Ended		October 8, 1992
	December 31,		(Inception) to
	2000	1999	December 31, 2000

Supplemental disclosure of cash information:
Cash paid for interest	$ 27,482	$ 17,105	$ 235,904

Non-cash operating activities:
Value of common stock for consulting services	$ -	$ -	$ 203,340

Non-cash investing activities:
Value of assets transferred to lessor in lieu of
payment on capital leases	$ -	$ -	$ 71,405

Non-cash financing activities:
Value of common stock issued and additional
paid-in capital for the transfer of assets from
Parent	$ -	$ -	$ 781,060
Value of common stock issued to Parent and
additional paid-in capital for the forgiveness
of debt	$ -	$ -	$ 3,160,502
Value of common stock warrants issued
for consulting services	$ -	$ -	$ 187,500
Value of common stock issued and additional
paid-in capital issued as dividends
on preferred stock conversions	$ -	$ 50,114	$ 552,110
Value of common stock warrants issued
for preferred stock offering	$ -	$ -	$ 133,559
Value of preferred stock converted to
common stock	$ -	$ 2,607	$ 12,000
Value of common stock warrants converted
to common stock in exchange for note	$ 860,000	$ -	$ 1,920,000
Value of common stock options converted
to common stock in exchange for note	$ 151,989	$ -	$ 208,864

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000

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

Reclassification

Certain amounts for the three and nine months ended December 31, 1999 have been reclassified to conform to the 2000 financial statement presentation.

NOTE 2. - Continuing Operations and Liquidity

During the period from October 8, 1992 (inception) through December 31, 2000, the Company has realized no revenues and has accumulated losses of $23,306,504. Recovery of the Company's assets is dependent upon future events, including commercialization of the Company's product and ultimately achieving profitable operations. The outcome of these events is indeterminable.

On July 14, 1999 the Company entered into an equipment lease financing agreement for $300,000 with FirstCorp of Portland, Oregon, which is discussed further in Note 4 under the caption "Lease Commitments."

On August 28, 2000 the Company entered into a lease financing agreement with Finova Capital Corporation ("Finova") of Scottsdale, Arizona whereby Finova agreed to provide LifePoint with a $3,000,000 ($1,750,070 available at December 31, 2000) lease line for the purchase of equipment including up to $500,000 of leasehold improvements. The master lease agreement provides for individual closing schedules of not less than $250,000 (up to three schedules may have an aggregate closing cost of not less than $100,000). Each closing schedule will be financed for 36 months at a rate equal to the current three-year U.S. Treasury Notes, but not less than 6.79%. At the end of each schedule, LifePoint will have the option to purchase all (but not less than all) of the equipment at 15% of the original equipment cost. Included in cash and cash equivalents is $900,000 of restricted cash the Company is required to maintain in accordance with the master lease agreement.

The Company successfully completed a private placement of units, each consisting of shares of the Company's Common Stock, $.001 par value (the "Common Stock"), and a Common Stock purchase warrant (the "Investor Warrant"), in the fiscal year ended March 31, 2000, resulting in net proceeds of $8,577,000. As a result, management believes that the Company has sufficient cash on hand at December 31, 2000 to finish the product commercialization, generate field trials and pilot studies and initiate marketing.

NOTE 3 - Property and Equipment

Property and equipment is summarized as follows:

	December 31,	March 31,
	2000	2000
Furniture and Fixtures	$1,205,712	$ 601,743
Test Equipment	425,768	425,768
Leasehold Improvements	1,183,063	245,991
	2,814,543	1,273,502
Less: Accumulated Depreciation	1,007,193	872,193
	$1,807,350	$ 401,309

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31,2000

(Unaudited)

(Continued)

NOTE 4 - Commitments and Contingencies

Lease Commitments

In December 2000, the Company extended the term of its lease for its 10,000-square-foot research and development facility in Rancho Cucamonga, California from March 31, 2002 to June 30, 2004, with the annual rental to increase from $72,000 to $74,400 effective April 1, 2002. The Company also obtained three renewal options which would permit ultimate extension of the lease term to April 30, 2009 and annual rental increases to $77,400 effective May 1, 2005 and to $80,400 effective May 1, 2007. With this extension, the Company can coordinate the term of this lease with the term of its lease for its approximately 32,000-square-foot headquarters and manufacturing facility in Ontario, California described in the succeeding paragraph.

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

The Company leases certain equipment under noncancelable lease arrangements. These operating leases expire in various dates through 2002 and may be renewed for up to 12 months. Furniture, fixtures and equipment includes $1,503,396 of assets acquired under capital leases as of December 31, 2000. See Note 2 relating to lease financing.

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

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000

(Unaudited)

(Continued)

NOTE 5 - Stockholders' Equity

During the quarter ended December 31, 2000, stock options were granted pursuant to the LifePoint, Inc. 2000 Stock Option Plan (the "2000 Option Plan") to 17 employees to purchase an aggregate of 281,875 shares of the Common Stock at prices ranging from $4.38 to $4.81 per share. During the quarter ended December 31, 2000, the Company added another member to its Substance Abuse Advisory Board ("SAAB") and granted an option to such new member pursuant to the 2000 Option Plan to purchase 10,000 shares at $4.81 per share. Similar options will be granted to any future member of the SAAB. As of December 31, 2000, there were outstanding, under the stock option plans, stock options to purchase an aggregate of 1,815,805 shares held by a total of 35 employees, 2 Scientific Advisory Board members, 7 SAAB members and 4 non-employee directors.

There were no warrants issued during the quarter ended December 31, 2000. As of December 31, 2000, there were warrants outstanding to purchase an aggregate of 8,361,993 shares of the Common Stock, including the Investor Warrants issued as part of the March 2000 unit offering which raised $9.2 million in gross proceeds for the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

LifePoint is a late development stage company designing a unique product that will provide immediate, on-site diagnostic results without the need to take blood or urine. LifePoint is currently focused on the commercialization of the flow immunosensor technology licensed from the USN. This patented technology, when used in conjunction with LifePoint's own patented and proprietary technologies on collecting and processing saliva as a non-invasive test specimen, has allowed LifePoint to develop a broadly applicable non-invasive, rapid, on-site diagnostic test system. The LifePoint™ Test System could be used for rapid diagnostic testing, for screening and therapeutic drug monitoring in non-medical environments such as the workplace, home health care, ambulances, pharmacies and law enforcement. The first product under development is for the simultaneous detection of drugs of abuse and alcohol. The market potential for this product is estimated to be over $1.5 billion by 2002. Marketing to the non-medical markets is anticipated to begin not earlier than the second quarter of 2001.

Liquidity and Capital Resources.

The Company is a development stage enterprise with no earnings history. Since its inception, the Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company does not anticipate generating revenue from product sales until the second quarter of 2001 at the earliest. There can be no assurance as to when the Company will achieve profitability, if at all.

Because the Company has not produced any revenues as a result of its being a development stage company, it has been dependent, since gaining its independence from SAT in October 1997, on the net proceeds derived from four private placements pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), to fund its operations. The succeeding three paragraphs describe the private placements in the fiscal years ended March 31, 1999 and 2000.

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

Management believes that, with the net proceeds from the private placement described in the preceding paragraph, the Company has sufficient funds to finish the product development, generate field trials and pilot studies and initiate marketing. The proceeds from the last private placement should provide some working capital post-revenue. However, additional funds may be necessary to bridge the gap between market introduction and profitability. There can be no assurance that management's estimate as to costs and timing will be correct. Any delays may further increase the Company's costs and, accordingly, the requirement for additional financing.

On October 11, 2000, the Company made an offer to the holders of the Investor Warrants, for a period beginning October 16, 2000 and ending December 19, 2000, that the holder of an Investor Warrant may exercise at a 20% discount, or $2.40 per share. A total of 376,500 shares of the Common Stock were purchased in this offering for net cash to the Company of $903,600. Management believes that adverse market conditions at year end may have had an impact on the number of investors participating in this offering.

The Company continues to pursue parallel paths to secure additional funding, including strategic partnering and capital leasing companies. Through the Venture Merchant Group, several large corporations have expressed initial interest in strategic partnering with the Company. The terms of one partnering agreement have been agreed to and approved by the Boards of Directors. This agreement is expected to generate $5 million over a two-year period. Management continues to be in discussions with other potential partners. There can be no assurance that any of these additional sources of funding will be available and, in such event, the Company may not be able to complete the commercialization and marketing of its product on a timely basis.

Management has also pursued the possibility of an underwritten public offering and has received expressions of interest from several well-known firms on a post-revenue basis. However, because currently the market is not generally receptive to public offerings, there can be no assurance that stock market conditions later in 2001 would be receptive to a public offering by the Company, especially in view of the volatility in the market generally in 2000. In addition, competitive conditions in the substance abuse testing industry at that time may make the Company less attractive to potential public investors.

Having successfully consummated four private placements pursuant to Regulation D under the Securities Act since November 1997, the Company is seeking to raise additional financing through this method and has been discussing this possibility with potential placement agents. As with a public offering, there can be no assurance that potential investors would be receptive to a private placement by the Company, either because of general stock market conditions, conditions generally in the substance abuse testing industry or conditions relating specifically to the Company.

There can be no assurance that the Company will be successful in securing additional financing, whether through a strategic partner, a public offering or a private placement.

If all of the Common Stock purchase warrants to purchase an aggregate of 8,361,993 shares of the Common Stock which were outstanding on December 31, 2000 were subsequently exercised, the Company would realize $18,976,732 in gross proceeds. If all of the stock options pursuant to the 1997 and 2000 Stock Option Plans to purchase an aggregate of 1,815,805 shares outstanding on December 31, 2000 were subsequently exercised, the Company would realize $4,857,885 in gross proceeds. However, there can be no certainty as to when or if any of these securities will be exercised, especially as to the options and certain of the warrants that were not all currently exercisable as of December 31, 2000. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

Results of Operations

Three Months Ended December 31, 2000 vs. December 31, 1999

During the quarter ended December 31, 2000, the Company spent $1,320,339 on research and development and an additional $549,754 on general and administrative expenses, as compared with $617,697 and $337,466, respectively, during the quarter ended December 31, 1999. The increase of $702,642, or 114%, in research and development expenditures in the 2000 period primarily relates to the completion of the manufacturing facility and associated expenses combined with the finalization of product development and the initiation of product manufacturing. In addition, staffing in research and development, including pilot manufacturing, has increased 91% from the quarter ended December 31, 1999. General and administrative expenses increased $212,288 or 63%, as a result of accelerating pre-marketing and lobbying efforts through attendance at tradeshows, presentation of technical papers and working with various governmental agencies to set standards for the approval of a saliva-based evidential instrument. During the quarter ending December 31, 1999, there were no employees in sales and marketing; however, in the same period for 2000, staffing in sales and marketing included product marketing managers, marketing communications personnel and a vice president of sales and marketing. Staffing in this department is expected to grow significantly over the next few quarters.

Nine Months Ended December 31, 2000 vs. December 31, 1999

During the nine-month period ended December 31, 2000, the Company spent $3,601,802 on research and development and an additional $1,526,046 on general and administrative expenses, as compared with $1,660,591 and $1,024,791, respectively, during the quarter ended December 31, 1999. The increase of $1,941,211, or 117%, in research and development expenditures in the 2000 period is directly attributable to finalizing the prototype of the LifePoint Test System on May 15, 2000 and beginning the commercialization phase of the product. Staffing and associated employee expenses in research and development, including pilot manufacturing, have increased 87% from the nine-month period ended December 31, 1999. In the nine-month period ended December 31, 2000, the Company has also employed the services of several outside consultants for final product design and to assist in the build out of the manufacturing facility. General and administrative expenses increased $501,255, or 49%, as a result of an increase in staffing of 90% and accelerating pre-marketing and lobbying efforts.

From inception on October 8, 1992 to December 31, 2000, the Company has spent $12,887,173 on research and development and $7,111,505 on general and administrative expenses. Management fees paid to SAT aggregated an additional $2,089,838 during such period.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and uncertainties. Such forward-looking statements reflect management's current views that the necessary financing will be available, when needed, to bridge the gap between the commencement of marketing and the attainment of profitability, that the product will be commercialized at the contemplated cost and within the projected timetable, that, during the interim period before the Company begins marketing, competitors will not begin to market a competitive saliva-based testing product and that the other risks described in the Annual Report and other filings by the Company with the Securities and Exchange Commission will not materially adversely affect the Company's operations. Because there can be no assurance that management's expectations will be realized, actual results may differ.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds
    Not applicable
    Not applicable

((c)(i) On various dates (as indicated in response (c)(ii)) through December 31, 2000, an aggregate of 940,095 shares of the Common Stock were purchased, none of which shares were registered under the Securities Act.

(ii) There were no underwriters. An aggregate of 376,500 shares were purchased by certain holders of the Investor Warrants expiring either February 28, 2005 or March 13, 2005 pursuant to an offer by the Company to all holders of the Investor Warrants of a reduced exercise price (from $3.00 to $2.40 per shares) if the holder exercised the Investor Warrant prior to December 19, 2000. As indicated in Note 2 to Financial Statements in this Report, the Investor Warrants were issued in the Company's fourth private placement in February and March 2000. On November 21, 2000, Libra Finance S.A. exercised a Common Stock purchase warrant expiring January 20, 2004 to purchase 42,275 shares of the Common Stock at $2.41 per share, which warrant was received by the holder as a finder's fee in the Company's third private placement in January 1999. On November 29, 2000, FirstCorp Leasing exercised a Common Stock purchase warrant expiring May 11, 2004 to purchase 21,320 shares at $1.41 per share, which warrant had been issued to the holder as additional consideration for its equipment lease financing agreement (see Note 2 to Financial Statements in this Report). On November 30, 2000, Linda H. Masterson, the Chairman of the Board, President and Chief Executive Officer and a director of the Company, exercised a Common Stock purchase warrant to purchase 500,000 shares of the Common Stock at $1.72 per share, which warrant had become exercisable upon the achievement by the Company of a performance goal.

(iii) The exercises resulted in gross proceeds to the Company of $1,035,544. Ms. Masterson exercised her warrant by issuing to the Company a promissory note in the principal amount of $922,600 (of which $860,000 represented the exercise price of the warrant) which is due May 30, 2002 and which bears interest at the rate of 9% per annum. There were no underwriting discounts or commissions.

(iv) The Company believes that the exercises were exempt from the registration requirement of Section 5 of the Securities Act pursuant to Section 4(2) thereof in that each was a transaction by the issuer not involving a public offering. In confirmation thereof, each holder represented that the holder was acquiring the underlying shares of the Common Stock for investment.

(v) Not applicable

(vi) Not applicable

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K
    Exhibits

Exhibit Number	Exhibit Title
10(p)	Copy of Seventh Amendment dated December 18, 2000 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant.(10)

  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

LIFEPOINT, INC.

(Registrant)

Date: February 15, 2001 By /s/ Michele A. Clark

Michele A. Clark

Controller and Chief Accounting Officer