Form 10-K
period 2001-03-31
LIFEPOINT INC
filed 2001-07-05
CIK 910523

3: SECURITIES AND EXCHANGE COMMISSION

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended March 31, 2001

Commission File No. 1-12362

LIFEPOINT, INC.

(Exact name of Registrant as specified in its charter)

Delaware 33-0539168

(State or other jurisdiction of (IRS Employer

Incorporation organization) I.D. Number)

1205 South Dupont Street

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $118,188,476 (based on the closing price of Registrant's Common Stock on the American Stock Exchange at June 19, 2001, or $3.75 per share). This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 19, 2001, there were 31,516,927 shares of the registrant's Common Stock and 75,000 shares of the Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE The definitive Proxy Statement to be filed pursuant to Regulation 14A for the fiscal year ended March 31, 2001 is incorporated herein by reference in Part III, Items 9-12 of Form 10-K. Either the Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's most recent calendar year or an amendment to this Report reporting such Items will be filed within such 120 days.

PART I

ITEM 1. BUSINESS

Safe Harbor Statement under the Private Litigation Reform Act of 1995

With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include certain forward-looking statements that involve risks and uncertainties. Among the risks and uncertainties to which LifePoint, Inc. ("LifePoint" or the "Company") is subject are the risks that it will not obtain the financing necessary to bridge the gap between the commencement of marketing and the attainment of profitability, as to which profitability there can be no assurance as to when and if it will occur; that it will not complete the commercialization of its first product on a timely or successful basis and that the costs will be higher than projected; that before the third quarter of 2001 when LifePoint's management currently believes that it will begin marketing its saliva based drugs of abuse and alcohol test product to non-medical markets and that before the fourth quarter of 2001 when the product will be submitted for United States governmental approval, competitors, with greater financial resources, will have produced and offered for sale a saliva based product which is more competitive to LifePoint's product than those currently being offered; and that the potential market for LifePoint's products will not be as large as currently anticipated. As a result, the actual results realized by LifePoint could differ materially from the statements made herein. Stockholders of LifePoint, as well as prospective investors, are cautioned not to place undue reliance on forward-looking statements made in this Report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements" in Item 7 to this Report.

General Overview

LifePoint is a medical technology company that has designed, is manufacturing and will shortly be marketing the IMPACTTM Test System - a rapid diagnostic testing, screening, and therapeutic drug monitoring device for use in the workplace, home health care, ambulances, pharmacies and law enforcement. LifePoint is focused on the commercialization of the flow immunosensor technology licensed from the United States Navy (the "USN"). This patented technology, when used in conjunction with LifePoint's own patented and proprietary technologies using saliva as a non-invasive test specimen, has allowed for the development of a broadly applicable non-invasive, rapid, on-site diagnostic test system. The first product being commercialized is for the simultaneous detection of drugs of abuse and alcohol, the market for which is estimated to be over $1.6 billion by 2002.

Strategy

LifePoint's objective is to become a highly profitable, industry leader of non-invasive, on-site, cost-effective, rapid diagnostic products. The Company's strategies for achieving this objective include the following:

  develop and sell products that exploit the unique capabilities of the flow immunosensor and saliva aspiration technologies;
  continue to invest in research and development to develop new applications for the use of saliva as a diagnostic specimen;
  form strategic partnerships to quickly and effectively penetrate identified markets (a partnership for distribution into the law enforcement market has already been established);create brand recognition for LifePoint's trademarks, including the IMPACT Test System;
  and protect and enhance the Company's proprietary technology base.

History of the Company

The Company was incorporated on October 8, 1992 under the laws of the State of Delaware, under the name "U.S. Drug Testing Inc.," as a wholly owned subsidiary of Substance Abuse Technologies, Inc. ("SAT"), then a public company and now named Employee Information Services, Inc. The Company's name was changed to "LifePoint, Inc." on February 25, 1998.

From its inception until October 31, 1997, the Company was under the control of SAT. On October 29, 1997, SAT sold the controlling stockholder interest in the Company to Meadow Lane Partners, LLC ("Meadow Lane"), then an unaffiliated party, for $250,000. On October 31, 1997, two directors of the Company who were then directors of SAT (and one of whom was then SAT's Chief Executive Officer) resigned. On November 4, 1997, Linda H. Masterson, the President and Chief Executive Officer of the Company, resigned as a director of SAT, thereby terminating SAT's last relationship with the Company. The Company has operated as a totally independent company since that time.

The Company has not produced any revenues through March 31, 2001 because the Company is still in the process of commercializing its first marketable product, the IMPACT Test System. The Company has developed proprietary systems that will generate immediate, diagnostic results for a broad variety of substances by non-invasively testing saliva. The first product is a test for substance abuse, specifically for the following five commonly used drugs of abuse: cocaine, opiates (heroin, morphine and codeine), phencyclidine (PCP), amphetamine (including methamphetamine), and tetrahydrocannabinol (THC, marijuana) (collectively the "Drugs of Abuse"), and alcohol.

In April 1999, the Company and the USN completed negotiations for an expansion of the ten-year license agreement (the "License Agreement") granted to SAT in 1992 and transferred to the Company in 1997. The original License Agreement covered the exclusive use by the Company of the USN's technology for testing urine for drugs of abuse. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva. The Company is further developing the USN-developed technology for application in its own proprietary test system. See the sections "Patents and Technology" and "Material Contracts" under this caption "Business."

Until the saliva based test system is submitted to the Food and Drug Administration (the "FDA") and/or marketing has commenced, no revenues from product sales are likely to be produced. The Company currently expects to submit its six-panel cassette to the FDA in the fourth quarter of 2001 at the earliest, and to begin selling to non-medical markets in the third quarter of 2001 at the earliest, and to begin selling to medical markets after obtaining FDA clearance. However, there can be no assurance that such submission or such commencement of marketing will occur by such dates or that the final commercial product will be completed by the third quarter of 2001.

The Company will be able to market the product in the United States for non-medical purposes, such as law enforcement agencies' testing and safety sensitive testing by industrial companies, and in Europe where no FDA clearance is required prior to product submission to the FDA. The Company will be able to commence marketing of the product in US medical markets when FDA clearance is obtained. The Company anticipates such clearance to occur approximately 100 days (based on the current experience of other companies at the FDA) after submission if such approval is obtained. There can be no assurance as to when and if the Company will submit such assay to the FDA, as to when and if the FDA will give its clearance and as to when and if marketing in either medical or non-medical markets will commence. Management recognizes that, although FDA clearance is not generally required for use of drug testing for non-medical purposes, such as law enforcement agencies' testing and industrial safety sensitive testing, FDA clearance of the product will assist the Company's marketing in the United States to such customers. Preliminary marketing efforts, including markets research, participation at trade shows, and presentation of peer-reviewed papers have been initiated for each target market segment. See the sections "Governmental Regulation" and "Marketing and Distribution" under this caption "Business."

Management anticipates that the Company's saliva based drugs of abuse and alcohol test will become evidentiary in the law enforcement market. However, management expects that the Company's tests may be performed on a non-evidentiary basis in some portions of the industrial marketplace. If a drug of abuse is detected in the initial test, for some markets, the sample may need to be forwarded to a laboratory, where an expensive confirmatory analysis will be performed. Usually gas chromatography/mass spectrometry ("GC/MS") is employed for the confirmatory test. The Company's marketing analysis has indicated a greater market potential for a saliva-based test for drugs of abuse and alcohol via a completely automated, quantitative transportable instrument by law enforcement agencies, occupational health clinics, hospitals and other medical facilities than for a urine sample, tested either at a laboratory or on-site. However, the use of this product in other potential markets that are testing for recent drug use (over the last two to five days) or "lifestyle testing," such as pre-employment testing, may be limited with the Company's initial product.

Based on its knowledge of the marketplace, management believes that there are no products currently available that both test simultaneously for drugs of abuse and alcohol and provide quantitative, blood-equivalent "under the influence" information for the drugs of abuse on-site. In July 1999, Avitar, Inc. ("Avitar") announced that it had commenced shipping of the first oral screening test for cocaine, opiates and marijuana. The type of technology (lateral flow membranes) used by Avitar (and other companies developing similar products) is less sensitive than the flow immunosensor technology and does not provide quantitative results, but only qualitative, yes/no answers. The results, therefore, cannot be evidentiary (used in court). LifePoint believes this type of technology is not sensitive enough to detect certain drugs at levels that are found in saliva, and recent independent studies seem to confirm this information. Additionally, any test results which is not instrumented and automated will generally not be court defensible in law enforcement and industrial markets.

In 2001, AnSys, Inc. ("AnSys") announced the release of a similar type product, a lateral flow membrane test for drugs of abuse using saliva as a test specimen. In addition, management has been advised that one or more other companies may have a saliva sample testing product under development, although the technology they are using is believed to be similar to those mentioned above, and very different from that of the Company. There can be no assurance that other competitors will not begin to offer a saliva sample testing product in the future, whether before or after the Company completes the commercialization of its first product. In addition, there can be no assurance that Avitar and AnSys will not modify their products to meet the Company's criticism described in this and the preceding paragraph. See the section "Competition" under this caption "Business."

Possible Need for Financing

As a result of LifePoint being a development stage company and, accordingly, not deriving revenues from the sales of products and/or services, the Company has, since obtaining its independence from SAT in October 1997 (see the section "History of the Company" under this caption "Business"), been dependent on the net proceeds derived from six private placements pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), to fund its operations. The succeeding three paragraphs describe the private placements during the fiscal years ended March 31, 2000 ("fiscal 2000") and 2001 ("fiscal 2001").

On February 29 and March 14, 2000, the Company closed a fourth private placement as to the sale in the aggregate of 1,840 units at $5,000 per unit, each unit consisting of 2,500 shares of the Common Stock and a Common Stock purchase warrant expiring February 28 or March 13, 2005 (the "Investor Warrant") to purchase 2,500 shares of the Common Stock at $3.00 per share. The Company realized approximately $8,577,000 in net proceeds from this offering. As the result of an offer to the holders of the Investor Warrants of a reduced exercise price of $2.40 per shares during the period October 16, 2000 to December 16, 2000, both dates inclusive, the Company realized $903,600 in net cash from the holders who exercised.

On March 29, 2001, the Company closed a fifth private placement as to the sale of 75,000 shares of Series B 20% Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock"), at $40.00 per share and the Company realized $3,000,000 in gross proceeds.

On June 20, 2001, the Company held an initial closing of a sixth private placement in which it sold, at a purchase price of $35,000 per Unit, an aggregate of 228.007 Units, each Unit consisting of 1,000 shares of a newly designated Series C Convertible Preferred Stock (the "Series C Preferred Stock") and a Common Stock purchase warrant expiring June 19, 2006 (the "Series C Warrant") to purchase at $3.50 per share 10,000 shares of the Common Stock. The Company realized almost $8,000,000 in gross proceeds from this offering.

On June 29, 2001, the Company sold an additional 85.714 Units and realized an additional $3,000,000 in gross proceeds. The Company is seeking to sell an additional 114 Units.

On June 29, 2001, the Company called the shares of the Series B Preferred Stock for redemption, paying the holders an aggregate of $3,000,000. The holders also surrendered their Common Stock purchase warrants expiring March 28, 2006 to purchase an aggregate of 225,000 shares of the Common Stock, which warrants they had received with their shares of the Series B Preferred Stock.

The Company has entered into a strategic partnering agreement with CMI, Inc. ("CMI") to distribute the Company's products exclusively to the law enforcement market. As part of this agreement, CMI will make payments of approximately $5 million to LifePoint over a two and one-half year period. Additionally, the Company continues to pursue additional strategic partnering in the industrial market and is in discussions with a large potential partner. Several large pharmaceutical and diagnostic corporations have also expressed their initial interest in partnering with the Company. Management anticipates that an additional partnering agreement may be completed. See the section "Marketing and Distribution" under this caption "Business."

Management believes that, with the net proceeds from the private placements described above, and the payments from CMI, the Company has sufficient funds to finish the product commercialization, generate field trials and pilot studies, initiate marketing and reach profitability. Management estimates that it will reach profitability five quarters post product introduction. There can be no assurance that management's estimate as to the costs will be correct or that profitability will be achieved, whether by the projected date or later. Any delays may further increase the Company's costs.

Management has investigated the possibility of an underwritten public offering and has received expressions of interest from several well-known firms, but only on a post-revenue basis. However, because currently the market is not generally receptive to public offerings, there can be no assurance that stock market conditions later in 2001 or 2002 will be receptive to a public offering by the Company, especially in view of the volatility of the market generally in 2000 and the first quarter of 2001. In addition, competitive conditions in the substance abuse testing industry at that time may make the Company less attractive to potential public investors. See the section "Competition" under this caption "Business."

Having successfully consummated six private placements pursuant to Regulation D under the Securities Act since November 1997, the Company may seek to raise any additional financing, if needed, through this method. As with a public offering, there can be no assurance that potential investors would be receptive to a private placement by the Company when the Company seeks to sell additional stock, either because of general stock market conditions or conditions generally in the substance abuse testing industry.

Lastly, on a post-revenue basis, other sources of financing are available to the Company, including, without limitation, capital leasing, working capital credit facilities, inventory and receivable credit facilities.

If all of the Common Stock purchase warrants (the "Warrants") to purchase an aggregate of 8,286,993 shares of the Common Stock, which were outstanding on March 31, 2001, were subsequently exercised, the Company would realize $20,086,732 in gross proceeds. If all of the stock options (the "Options") pursuant to the LifePoint, Inc. 1997 and 2000 Stock Option Plans (the "Stock Option Plans") to purchase an aggregate of 1,897,988 shares, which were outstanding on March 31, 2001, were subsequently exercised, the Company would realize $5,163,895 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised, especially as to the Options and certain of the Warrants which were not all currently exercisable as of March 31, 2001. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

There can be no assurance that the Company will be successful in securing additional financing, if required, whether through a capital leasing firm, a strategic partner, a public offering or a private placement.

Products

LifePoint has initially been focused on the commercialization of the flow immunosensor technology licensed from the USN. This patented technology will be used in conjunction with the Company's patented proprietary saliva collection technology and other proprietary inventions under patent review. The flow immunosensor technology is a rapid and highly sensitive kinetic immunoassay, or immunological biosensor. This flow immunosensor technology is very simple and flexible, allowing assays that utilize methods other than the flow immunosensor technology (i.e., the alcohol test is a kinetic enzymatic method) to be run simultaneously in the same reagent cassette system. With the flexibility and sensitivity of this technology, the Company has been able to develop a cost-effective testing system that, for the first time, can generate immediate, non-invasive test results, with analytical performance equal to or superior to current laboratory test methods.

To maximize the market utility of the flow immunosensor technology in combination with saliva as a specimen, the Company has developed a small and simple-to-use instrument, which is designed to be exempt from clinical laboratory regulation, the IMPACT Test System. The proprietary system also consists of a fully contained disposable test cassette, which serves as a sample collection device and reaction/read chamber. The test system is designed to quantitatively detect up to ten analytes simultaneously (for panel testing) in one cassette from a single saliva sample in approximately five minutes. The transportable instrument automatically generates hardcopy test results and interpretation to provide the necessary legal documentation of test results.

LifePoint's IMPACT Test System will be broadly applicable with uses for rapid diagnostic testing, screening and for therapeutic drug monitoring in environments such as the workplace, law enforcement, home health care, ambulances, and pharmacies. The simplicity and effectiveness of the instrument's design will allow its use by technical and non-technical personnel, in unregulated and regulated environments.

The IMPACT Test System provides the following advantages:

Tests for five drugs of abuse and alcohol simultaneously

Delivers quantitative "blood-equivalent" results

Provides rapid, results in under five minutes

Reduces chain-of-custody issues associated with laboratory transport

Complete automation minimizes training

On-site testing eliminates transportation of donors and/or samples

The small desktop instrument automatically manages all functions related to collecting the sample and running the test panel including:

Ensures adequate sample collection

Automatic quality check of instrument systems to ensure proper function

Automatic quality control

Automatic sample processing and analysis

Delivers and stores electronic and hard-copy test results

Laboratory quality test results

Automatic result interpretation

User definable breakpoints

Patents and Technology

In addition to its rights under the USN patent license (see the section "History of the Company" and "Material Contracts" under this caption "Business"), the Company has rights under the following patents:

U.S. Patent No. 5,183,740, "Flow Immunosensor Method and Apparatus," issued on February 2, 1993.

U.S. Patent No. 5,354,654, "Lyophilized Ligand-Receptor Complexes for Assay and Sensors" issued on October 11, 1994.

U.S. Patent No. 6,022,326, "Device and Method for Automatic Collection of Whole Saliva issued on February 8, 2000.

In addition, the Company has the following patent applications pending:

On April 14, 2000, the Company filed a patent application that includes 52 claims for providing blood equivalent results by simultaneously testing the pH level in saliva while testing saliva for levels of various components. Management believes that this patent, if granted, will provide broad patent protection for its "blood-equivalent" quantitative, on-site, diagnostic testing system.

On August 8, 2000, the Company filed a patent application that includes 33 claims for detecting the presence and concentration of analytes while simultaneously preventing analyte adsorption to solid materials used in the assay.

On December 11, 2000, the Company filed a patent application that includes 13 claims for the synthesis of novel components whose use not only improves the performance of the flow immunosensor technology, but also decreases the cost at which new tests can be developed.

On March 26, 2001, the Company filed a patent application that includes 42 claims for the synthesis of novel cannabinol-based tracers suitable for use in immunoassays for the detection of marijuana or its derivatives in biological fluids for the synthesis of novel components..

The expiration date of the USN patent is February 23, 2010. The terms of the other patents are 17 years from the respective dates of issuance, subject to renewal. The Company is not certain whether and when any pending patents may issue. Termination of the Licensing Agreement for the USN patent, which would occur only on the Company's default, would end the Company's rights to develop products under the patent. Termination of the license would require the Company to make changes to its products that could further delay development and marketing thereof. For additional information, see the section "Material Contracts" under this caption "Business."

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

Companies that have or may obtain patents relating to products or processes competitive with those of the Company could bring legal actions against the Company claiming damages and seeking to enjoin it from manufacturing, licensing and marketing the affected product. To date, no claims have been made against the Company for infringement of any patents. However, marketing of the Company's products has not begun and claims, if any, would not likely be asserted until market introduction of such products. If such a claim was to be made, its defense could be costly and the Company's business could be adversely affected, even if the Company were to prevail. No assurance can be given that the Company would be able to prevail in any such action or that any license required under any such patent would be made available on acceptable terms.

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

The Company maintains a policy of seeking patent protection in the United States and other countries in connection with certain elements of its technology when it believes that such protection will benefit the Company. Lyophilization and saliva aspiration patent applications have been filed in Canada, certain European countries and certain Asian countries including Japan. The pH patent was originally only applied for in the United States, but the Company has initiated efforts to file this patent in international countries as indicated above. As the Company receives patent approval from the United States, management plans to file all patents internationally within one year of the United States patent approval.

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

Certain inventions of the Company may prove to be unpatentable or the Company may conclude that it would be more advisable to retain a patentable invention as a trade secret. In either case, the Company would have to rely on trade secrets, proprietary know how and continuing technological innovation to develop and maintain its competitive position. All key employees and consultants of the Company have executed, and vendors and manufacturers will be required to execute, agreements to maintain the confidentiality of the Company's proprietary information to which they have access. There can be no assurance that these confidentiality agreements will be honored or will be effective. Manufacturers, project sponsors and consultants may be engaged in competing research projects outside the scope of their agreements with the Company. There can be no assurance that such sponsors and consultants will not develop similar or superior technology independently. To the extent that such persons apply technical information independently developed by them to projects undertaken by the Company, disputes may arise as to the proprietary rights to such information.

Research and Development

The Company maintains a 10,000 square-foot research and development facility in Rancho Cucamonga, California. The core competencies of the Company include significant engineering development capabilities, including expertise in optics, electronics, mechanical engineering, software development, and the Company has a fully equipped machine shop. Additionally, the core competencies for the chemistry group include significant expertise in organic chemistry, flow immunosensor technology, immunoassays, saliva physiology, alcohol, toxicology, and the ability to develop long-lived production formulas.

The Company is of the opinion that it has been able to develop and transfer the novel and unique IMPACT Test System as quickly as it has because its research and development group is much more vertically integrated than most similar companies.

The development of the IMPACT Test System is essentially complete, including the development of the first six assays - alcohol, marijuana, cocaine, opiates, amphetamine/methamphetamine and angel dust (PCP). The research and development department has already initiated efforts on the expanded menu for the IMPACT Test System that includes: a smaller portable instrument and the assays, ecstasy, benzodiazepines, barbiturates and tri-cyclic antidepressants.

During the fiscal 2001, fiscal 2000 and the fiscal year ended March 31, 1999 ("fiscal 1999"), the Company incurred approximately $5,180,000, $2,448,000 and $1,118,000, respectively, for development of the saliva drug and alcohol testing technology. From October 8, 1992 (inception) to March 31, 2001, the Company has spent $14,466,000 on development of the drug testing technology. See the section "Need for Financing" under this caption "Business" for information as to the financing of the Company's product development efforts and the possible additional financing requirement to bring the Company to profitability.

Manufacturing

LifePoint leases a 31,000 square foot building that houses its corporate headquarters and manufacturing facility. The Company intends to manufacture the disposable cassettes, but to use an outside manufacturer for the instrument production, after the initial scale-up of production. For the disposable cassette and mouthpiece, detailed manufacturing requirements for the initial 24 months have been defined and scale-up plans are being executed- pilot lots of product have already been manufactured. Cassette production protocols have been established; semi-automated column filling and lyophilization equipment has been qualified, and production of reagents has already been transferred from the Company's development personnel to its manufacturing personnel. Additionally, the quality control systems are in place, and raw materials for the final product are being processed. The Company has developed a detailed cost reduction plan that includes utilizing multi-cavity molds and, longer term, full automation. The Company expects to begin to automate its cassette manufacturing process within four months after starting production. There can be no assurance that the Company's automation of its manufacturing process will significantly reduce its costs.

LifePoint's instrument production involves simple snap in place, low cost assembly operations to construct, test and certify the finished instrument system. The system has been designed as a series of pre-assembled and pre-tested modular sub-assemblies. Assemblies would include modules for optics and detection, mechanical cassette handling, fluid flow, and modules for I/O. All printed circuit boards (PCBs) will be outsourced. LifePoint instrument manufacturing will consist of assembly, certification, packaging and labeling of the instrument system.

For medical markets in the United States, the Company is required in its manufacturing facility to follow current Good Manufacturing Practices ("cGMP") as prescribed by the FDA and will ultimately need to become ISO 9001 certified for European sales. See the section "Government Regulation" under this caption "Business." There can be no assurance that the Company will be able to bring its plant into compliance and/or cause its prospective third party manufacturers to comply with cGMP. The Company's future dependence on third parties for the manufacture and supply of product components could have a material adverse effect on the Company's profit margins and its ability to deliver its products on a timely and competitive basis.

Market and Opportunity

The Company estimates the total market opportunity for its first product to grow from $1.4 billion in 1999 to $ 1.6 billion in 2002. This opportunity is one of the single largest, individual product market opportunities in the worldwide in-vitro immunodiagnostic industry. The Company estimates its market opportunity for its initial planned products to be over $3.3 billion.

The simultaneous detection of drugs of abuse and alcohol in a simple-to-perform, rapid format is of significant importance in industrial (workplace), law enforcement and emergency department markets. Saliva as a sample choice is preferred over urine because it reflects the blood-equivalent or "under the influence" of a substance and, because it can be tested as it is collected, it cannot be adulterated. The traditional urine sample, which can be easily adulterated, indicates drug use over the previous two to five days and does not necessarily reflect a current status.

The demand for current status testing is clearly defined in the four key target markets. First, substance abuse in the industrial market has become so significant that as of 1997 66% of Fortune 1000 United States companies had drug/alcohol testing policies in place. In addition, the United States Department of Transportation requires testing of all employees in safety-sensitive positions (as, for example, airlines and trucking.) There is a need to improve the effectiveness and reduce the cost of these programs. Second, a very high need was identified in the law enforcement market. Driving under the influence of drugs is as big a problem as drunk driving in the United States. Yet law enforcement agencies do not currently have the ability to objectively test for drugs at roadside. Third, up to 50% of all emergency department visits implicate drug and/or alcohol use; however, less than 13% of hospitals in the United States can provide useful, rapid and on-site information to physicians treating unconscious patients where drugs and/or alcohol are suspected. Fourth, the European markets for law enforcement agencies and medical emergency departments are similar to those in the United States, while the workplace market is in its infancy, creating a significant market opportunity with a first-to-market system.

Other major medical market opportunities include rapid diagnostic testing, therapeutic drug monitoring, and wellness testing and screening.

There can be no assurance that the potential markets for the Company's products described above will be as large as estimated or as to what degree the Company will be able to penetrate such markets.

Marketing and Distribution

The Company initiated marketing efforts to include lobbying and pre-marketing efforts to help ensure quick acceptance of the product by the respective markets several years ago. Additionally, for the last year, LifePoint has demonstrated a marketing prototype of its first product at trade shows and presented technical data at scientific meetings and conferences. LifePoint intends to market the system globally to law enforcement and industrial markets in conjunction with strategic partners and distributors and, to that end, has a distribution agreement with CMI for the law enforcement markets, and is in discussion with a large corporation to market in the industrial market. LifePoint intends to retain the medical emergency markets and portions of the industrial workplace market for its own direct marketing and sales effort.

CMI, headquartered in Owensboro, Kentucky, and its sister subsidiary, Lion Laboratories, headquartered in Barry, Wales, United Kingdom, are the exclusive, worldwide, law enforcement marketing partners for the IMPACT Test System. CMI and Lion, both subsidiaries of MPD, also headquartered in Owensboro, Kentucky, are the market and manufacturing leaders for evidential and screening breath alcohol testing instruments in the United States, and market to over 60 other countries. The terms of the renewable, three-year agreement establish CMI as the exclusive distributor of the IMPACT Test System for law enforcement in the United States and Canada. Lion will be the exclusive distributor of the IMPACT Test System in major markets in Europe, Australia, New Zealand, Asia and Africa. CMI and Lion will sell, and provide service and training for the IMPACT Test System to the law enforcement market, including driver testing, corrections, probation and parole, narcotics and drug courts. The agreement with CMI provides for payment of an exclusive marketing distribution fee to LifePoint anticipated to be approximately $5 million over two and one-half years.

In the industrial workplace market, the Company will utilize multiple distribution strategies. For large employers that currently perform on-site testing, or which, with the introduction of the IMPACT Test System, will now consider implementing on-site testing, the Company will use a direct key accounts strategy. The same approach will be used for large service providers. For smaller service providers and companies, health and safety distributors will be used. Finally, the Company continues to have discussions with a potential large corporate partner, which may result in an exclusive agreement or co-marketing agreement in a specific market niche.

The emergency medical market will be the focus of the Company's direct sales effort. Less than 1,000 hospitals perform more than 90% of the drug testing done on overdose patients. More importantly, it is most likely that products that will be developed for the IMPACT Test System will be used in medical markets, and this focus will help the Company leverage both its research and development efforts, as well as its sales and marketing efforts. The Company will develop its own direct sales department for medical marketing no earlier than the end of 2001, with FDA clearance for the products anticipated during the first quarter of 2002.

Recurring Revenue Sales Model

LifePoint's revenues will be driven by sale of its disposable cassettes. A small cassette (approximately 3"x5"x1") is designed to accommodate a variety of immunoassay and chemistry analytes for all simultaneous testing requirements. A collection tip and sample tubing will be connected to the cassette, which will contain all the reagents for up to ten assays. Once its systems are installed, the cassette sales should provide a continued, high margin revenue source for the Company based on the number of tests performed by its end user customers.

Government Regulation

The Company's proposed medical diagnostic products will be subject to government regulation in the United States and other countries for use in certain markets.

The United States Food and Drug Administration ("FDA") regulates the introduction, manufacturing, labeling, record keeping and advertising for all medical devices in the United States. There are two principal methods by which FDA clearance may be obtained to market medical device products such as the Company's proposed screening and diagnostic test kits: 1) Pre-market Approval (PMA) and 2) Pre-market Notification (510(k)). PMA's represent the highest level of regulatory scrutiny applied to medical devices. Most medical devices, however, receive pre-market review through the 510(k) process. . One method is to seek FDA clearance through a pre-market notification filing under Section 510(k) ("510(k)") of the Food, Drug and Cosmetics Act. Applicants under the 510(k) procedure must prove that the device for which clearance is sought is "substantially equivalent" to devices on the market prior to the Medical Device Amendments of 1976 or devices cleared thereafter pursuant to the 510(k) procedure. In some cases, data from clinical studies must be included in the 510(k) application. The review period for a 510(k) application is supposed to be 90 days from the date of filing the application. The FDA is currently taking approximately 89 77 days of review time and 102 days average total elapsed time (including "on-hold" time) to clearance according to FDA year 2000 Annual Report (CDRH).to the Health Industry Management Association Management believes that the Company's product will be reviewed under the 510(k) protocol and that it will take approximately 100 days for clearance. The Company will initially market its first product in the United States for non-medical purposess, such as law enforcement agencies' testing and safety sensitive testing by industrial companies, and in Europe where no FDA clearance is required, but intends to make a FDA 510(k) submission in the fourth quarter of 2001.

In addition, regulations implementing the Clinical Laboratory Improvement Amendments of 1988 (the "CLIA") promulgated by the United States Department of Health and Human Services (the "HHS") and the Health Care Financing Administration on February 28, 1992, which were to become effective September 1, 1992, would require that all employment drug testing, including on-site testing, be processed by a federally approved laboratory. On August 28, 1992, the HHS announced that the application of the CLIA to workplace testing would not go into effect on September 1, 1992 because of comments made on the final regulations. The comments raised questions about, among other things, whether bringing employee drug testing under the CLIA might have an unintended chilling effect on efforts to encourage drug-free workplace programs. As reported in the January 19, 1993 Federal Register, the final decision on the regulations has been delayed until further investigation would be completed. Such decision has not been made as of the date hereof.

If the regulations are not adopted, on-site drug testing in the workplace will continue to be exempt from the CLIA. Also, management believes LifePoint's product has been designed such that it will be exemptwaived from CLIA regulation, even if the regulations are adoapted in the current form..

In November 2000, the FDA published draft guidance for over-the-counter (OTC) screening tests for drugs of abuse. In this document the FDA announced its intention to be consistent in its regulation of drugs of abuse screening tests used in the home, workplace, insurance, and sports settings. The FDA would, however, continue to defer oversight for law enforcement applications. This draft guidance was published for comment purposes only and is not currently in effect.

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

Based on its knowledge of the marketplace, management believes that there are no products currently available that both test simultaneously for drugs of abuse and alcohol and provide quantitative, blood-equivalent "under the influence" information for the drugs of abuse on-site.

Existing testing for the presence of drugs of abuse and alcohol include traditional centralized laboratory testing services and on-site testing products.

Drug testing is primarily done on urine, both in a central lab or on-site, with limited testing being done on blood in a central lab. Recently, saliva-based on-site drug tests have been introduced, but they generally do not provide enough sensitivity for drug of abuse testing, and because they are not quantitative, these tests do not provide evidentiary results. Additionally, all on-site tests that are not instrument-based are generally not legally defensible.

Although management is not aware of any current competitors with respect to simultaneous testing for drugs of abuse and alcohol in saliva, management anticipates that the Company will face competition from at least eight major companies that provide urine substance abuse testing products: (1) OnTrak by Roche Diagnostics, a division of Hoffman LaRoche, Inc.; (2) CEDIA clone enzyme donor immunoassay manufactured by Microgenics Corporation; (3) enzyme-multiplied immunoassay technique (EMIT) manufactured and distributed by Syva Company, a division of Dade Behring Inc.; (4) a fluorescence polarization immunoassay (FPIA) manufactured by Abbott Laboratories, Inc. ("Abbott"); (5) radioimmunoassay (RIA) manufactured and distributed by Diagnostic Products Corp. ("DPC") and others; (6) thin layer chromatography (TLC) manufactured and distributed by Marion Laboratories, Inc. ("Marion") and BioSite, Inc. ("BioSite"); , Editek, Inc. ("Editek"), Hycor Biomedical, Inc. ("Hycor"); Princeton Biotech, Inc. ("Princeton"); and BioSite Inc. ("BioSite"). Almost all of these companies (i.e., Syva, Marion, Abbott, Roche, Editek, Hycor, Princeton and BioSite) have substantially greater financial resources available to them than does the Company to develop and to market their products.

Alcohol testing has usually been done on breath at a laboratory collection site, with some testing being done on blood. Recent usage has begun with manual on-site saliva-based alcohol tests. As with drug tests, all on-site tests that are not instrument-based are generally not legally defensible.

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

Drug Testing Methods

On-Site Products

Type/Sample	Menu	Advantages	Disadvantages
Immunoassay Card Based System (Lateral Flow Membranes) Urine, Saliva	NIDA-5 Benzodiazepine Barbiturates Ecstasy Tri-cyclic antidepressants	No instrument required 5-20 min results Limited menu Screens drug classes

High cost per test

Moderately complex method

Confirmation required

Urine: 2-5 day drug use

Sensitivity poor for saliva based testing

Saliva absorbent pad collection slow and variable

Subjective visual interpretation

Flow Immunosensor Saliva	NIDA-5 Alcohol Benzodiazipine* Barbiturates* Ecstasy* *In development	Very easy to use Rapid results in less than 5 min Non-invasive specimen collection "Under the Influence" Quantitative results Simultaneous drug and alcohol tests High sensitivity - equivalent to lab	Requires Instrument Results reflect only use in last 24 hours

In July 1999, Avitar announced that it had commenced shipping of the first oral screening test for cocaine, opiates and marijuana. In 2001, AnSys announced the introduction of a similar product that tests for drugs of abuse. This type of technology (lateral flow membranes) used by Avitar and AnSys (and other companies developing similar products) is less sensitive than the flow immunosensor technology and does not provide quantitative results, but only qualitative, yes/no answers. The results, therefore, cannot be evidentiary (used in court). LifePoint believes this type of technology is not sensitive enough to detect certain drugs at levels that are found in saliva, nor will the non-instrumented systems be court defensible in law enforcement and industrial markets.

Even if the lateral flow membrane technologies used in these on-site products had increased sensitivity, such as may be enhanced by the use of instrumented optical systems, LifePoint believes that these products will not be evidential in law enforcement nor useful in medical emergencies because they are not quantitative. In addition, the absorbent collection method used in the Avitar and similar products have technical limitations. The collection can be very slow, and it can be difficult to get the specimen off the pad for testing. Other products either in trials or potentially under development include products by OraSure Technologies, Inc. ("OraSure") and Cozart Bioscience, Ltd. ("Cozart"), but all have the same technological limitations as outlined above.

There can be no assurance that one or more of Avitar, AnSys, OraSure or Cozart will not develop a more competitive system.

Laboratory Based System

Type/Sample	Menu	Advantages	Disadvantages
Immunoassay Urine, Saliva	NIDA-5 Barbiturates Benzodiazepine Methadone Propoxophene Tri-cyclic antidepressants	Moderately complex method Good accuracy Current screening standard	Limited range of tests 20-45 minutes for results 2-5 day drug use
Thin Layer Chromatography (Toxi-Lab) Urine	Above, plus Analgesics Stimulants Tranquilizers Hypnotics	Large menu No significant instrumentation required	Highly complex method 60 minutes for results 2-5 day drug use Low sensitivity
GC or GC/MS Serum, Urine	Same as Thin Layer	Large menu Quantitative results (overdose vs. therapeutic ranges) Gold Standard	Highly complex method Expensive instrumentation ($60to $75K or more) Negative results - 2 hours Positive results - 2 to 24 hours High sensitivity
HPLC (Remedi) Serum	Same as Thin Layer	Moderately complex method Quantitative results	Expensive instrumentation ($40K or more) Less than 100 installed in U.S. 60 minutes for results High sensitivity

Most commercial reference laboratories and other laboratory testing sites use immunoassay systems for performing initial drug screens on urine. In the federally regulated segment of the industrial market, a Gas Chromatograph/Mass Spectrophotometer (GC/MS) confirmation will then be done on positive specimens if the customer requires confirmation of results (about 50% of customers request confirmation). The immunoassay system reagents generally cost the laboratory an average of $6.32 per NIDA-5 panel. However, the average price of the service to the end user in the United States is $45 per NIDA-5 panel through a TPA.

In March 2000, OraSure announced the introduction of the Intercept System, a lab-based system for measuring drugs of abuse in saliva. The sample is collected on-site using an absorbent collection device. The collected sample is sent to a laboratory for testing by immunoassay, and the results are returned within 48 hours.

Alcohol Testing Methods

Alcohol testing is usually performed by instrumented breath analysis at a site where the testing equipment is available. These sites usually include commercial laboratory collection sites, police stations, jails and emergency departments in hospitals. Blood specimens may also be drawn at these sites for later testing at a laboratory. Additionally, there are several manual on-site testing products that can provide alcohol results from saliva, although these technologies generally do not provide the quantitative capability currently required by the courts for both the law enforcement and industrial markets.

Alcohol Testing Systems

Type/Sample	Advantages	Disadvantages
Breath testing devices/ Breath	Portable models easy to use, designed for field use Simple computer operation with some data storage

Alcohol testing only

Portable models screening only - not evidentiary

Usually requires calibration with cumbersome simulator and solutions or gas

Requires extensive training

Expensive ($5,000 - $8,000) if DOT approved for evidentiary

GC or GC/MS Serum, Breath	Large menu Quantitative results (overdose vs. therapeutic ranges)	Expensive instrumentation Takes more than 1 hour for results Highly complex method
Alcohol breath tubes Breath	Easy to use Inexpensive No instrumentation	Cannot provide results below .05 as required by Department of Transportation Very difficult to read Semi-quantitative results - screening only No hard copy of results
Membrane based card system (Lateral Flow Membranes) Saliva	Fairly easy to use No instrumentation Quantitative results 3 minutes for results	Can be difficult to interpret No hard copy results for legal documentation Screening only - not evidentiary Operator exposed to saliva sample
Enzyme Method/ Saliva

Very easy to use

Rapid results in less than 5 min

Non-invasive specimen collection

"Under the Influence" Quantitative hardcopy result

Simultaneous drug and alcohol tests

High sensitivity - equivalent to lab

Requires instrument Five minutes for results

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

(a) License and Sublicense Agreements

In April 1999, the Company and the USN completed negotiations for an expansion of the ten-year license agreement (the "License Agreement") originally granted to SAT in 1992 and transferred to the Company in 1997. The original License Agreement covered the exclusive use by the Company of the USN's technology for testing saliva for drugs of abuse. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva. In addition, the royalty rate was reduced to 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales from the previous 10% on all LifePoint product sales. The minimum royalty payment has been reduced to $50,000 in 2001 (anticipated first year of product sales) and $100,000 a year thereafter versus the previous $100,000 per year. The Company is further developing the USN-developed technology for application in its own proprietary test system. See the section "Patents and Technology" under this caption "Business."

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

Employees

As of May 31, 2001, the Company employed 38 permanent employees and 22 temporary employees of whom 49 were directly involved in its research, development and manufacturing programs. Additional personnel will be required to complete the manufacturing and marketing of the product.

ITEM 2. PROPERTIES

The Company maintains its principal executive offices and manufacturing space in Ontario, California and laboratory facilities in Rancho Cucamonga, California. The corporate offices and manufacturing facility, which consist of approximately 31,000 square feet, is leased at $226,000 per year pursuant to a lease that expires July 31, 2005. The laboratory facility, which consists of approximately 10,000 square feet, is leased at $72,000 per year pursuant to a lease that expires March 31, 2002 with options to extend the lease until July 31, 2005.

ITEM 3. LEGAL MATTERS

On June 18, 2001, Global Consultants, LLC d/b/a Global Capital instituted an action in the Superior Court of California, San Bernardino County, against the Company, Linda H. Masterson, its Chairman, President and Chief Executive Officer, and certain unknown parties seeking damages aggregating $4.5 million, plus interest and punitive damages for the non-issuance and termination of common stock purchase warrants for an aggregate 392,275 shares of Common Stock. Plaintiff asserts its claim under a financial services agreement dated July 9, 1998 between the plaintiff and the Company, alleging that it performed all of its obligations thereunder. The Company and Ms. Masterson have engaged counsel and intend to defend this action vigorously, believing that the plaintiff's causes of actions are without merit and there are several affirmative defenses which may be asserted, including fraud in the inducement. The defendants believe that Global Consultants entered the agreement knowing that it violated of the terms of the agreement. Because counsel for the defendants has just received the complaint, it cannot render any opinion on this action at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

From June 25, 1998 to April 18, 2000, the Common Stock was reported on the OTC Bulletin Board of the National Securities Dealers, Inc. ("NASD") under the symbol "LFPT." On April 19, 2000, the Common Stock began trading on The American Stock Exchange ("AMEX") and the symbol was changed to "LFP." The quarterly high bid and low asked prices as quoted by the NASD's OTC Bulletin Board for the fiscal year ended March 31, 2000 and the high and low sales prices as quoted by the AMEX for the fiscal year ended March 31, 2001 are as follows:

Fiscal 2001 Fiscal 2000
Quarter Ended High Low High Low

June 30, $6.88 $3.75 $2.00 $0.83
September 30, 6.69 4.44 1.84 0.88
December 31, 7.00 3.75 2.50 1.63
March 31, 6.03 3.30 9.22 2.13

The foregoing quotations of the NASD's OTC Bulletin Board reflected inter-dealer prices, without retail mark-up, mark-down or commission, and may not have represented actual transactions.

Holders

As of March 31, 2001, there were approximately 340 holders of record of the Common Stock and, based upon requests for copies in connection with the 2000 Annual Meeting of Stockholders, the Company believes that there are approximately 6,700 beneficial owners of the Common Stock.

Dividends

The Board of Directors has not declared any dividends on the Common Stock and, in view of the continuing losses, the prohibitions of the Series B Preferred Stock and the Series C Preferred Stock and the Company's cash requirements, the Board has no current intention to pay any such dividends.

Sale of Unregistered Securities

During the quarter ended March 31, 2001, the Company sold the following securities without registering them under the Securities Act:

    Private Placement

    On March 29, 2001, the Company sold an aggregate of 75,000 shares of a newly designated series of the Company's Preferred Stock, $.001 par value (the "Preferred Stock"), designated the Series B 20% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). Each share of the Series B Preferred Stock is convertible into ten shares of the Common Stock. The Series B Preferred Stock is senior to any other series of the Preferred Stock hereafter designated and the Common Stock with respect to dividends, upon redemption and upon liquidation, except as may be consented to by the holders of at least 66.67% of the then outstanding shares of the Series B Preferred Stock. The Series B Preferred Stock provides for a cumulative annual dividend on each outstanding share at a rate of 20% per share paid annually in shares of the Series B Preferred Stock for the first three years outstanding, thereafter paid at a rate of 6% annually payable, at the Company's option, in cash or shares of the Common Stock.

    The Company also issued to each of the three investors a Common Stock purchase warrant expiring March 28, 2006 (the "Investor Warrant") to purchase 75,000 shares of the Common Stock at $5.60 per share. Accordingly, three Investor Warrants were issued to purchase an aggregate of 225,000 shares of the Common Stock.

    There were no underwriters for this private placement. The Company sold the shares of the Series B Preferred Stock to three entities who were "accredited investors" as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

    The Preferred Stock was offered at $40.00 per share, so that the total offering price was $3,000,000.

    The Company claims that the sales were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof, the sales constituting a transaction by an issuer not involving any public offering. The purchasers were all accredited investors, each of which gave an investment representation.

    As indicated above in (a) each share of the Series B Preferred Stock is convertible into ten shares of the Common Stock and the Investor Warrants are exercisable at $5.60 per share.

    Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected financial data of LifePoint for the five fiscal years ended March 31, 2001, 2000, 1999, 1998 and 1997 and cumulative from October 8, 1992 (inception) to March 31, 2001. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere in this Report.

	Y e a r s E n d e d March 31,					Cumulative From October 8, 1992 (Inception) to
	2001	2000	1999	1998	1997	March 31, 2001
Selected Statement of Operations Data:
Revenues:	$ -	$ -	$ -	$ -	$ -	$ -
Costs and Expenses:
Selling, General & Administrative	2,151,985	1,517,776	1,483,135	672,998	268,668	7,737,444
Research and Development	5,180,230	2,448,484	1,117,786	1,052,233	1,735,449	14,465,601
Depreciation and Amortization	255,435	99,693	142,387	217,034	143,634	1,274,207
Interest Expense - Parent	-	-	-	34,530	23,095	95,790
Management Fees - Parent	-	-	-	409,838	420,000	2,089,838
Total Costs and Expenses	7,587,650	4,065,953	2,743,308	2,386,633	2,590,846	25,662,880
Loss from Operations	(7,587,650)	(4,065,953)	(2,743,308)	(2,386,633)	(2,590,846)	(25,662,880)
Other Income (Expense)	425,121	116,169	46,595	(165,657)	(39,727)	180,255
Net Loss	$ (7,162,529)	$ (3,949,784)	$(2,696,713)	$ (2,552,290)	$(2,630,573)	$ (25,482,625)
Earnings per Common Share:
Weighted Average Common
Shares Outstanding	30,491,519	15,251,400	11,566,684	8,032,231	5,221,900
Net Loss per Common Share	$ (0.23)	$ (0.26)	$ (0.23)	$ (0.32)	$ (0.50)
Earnings per Common Share,					5,221,900
Assuming Dilution:
Weighted Average Common Shares	30,491,519	15,251,400	11,566,684	8,032,231
Net Loss per Common Share,
Assuming Dilution	$ (0.23)	$ (0.26)	$ (0.23)	$ (0.32)	$ (0.50)

			March 31,
	2001	2000	1999	1998	1997
Selected Balance Sheet Data:
Working Capital (Deficit)	$ 4,874,305	$ 8,784,488	$ 4,350,843	$ 409,951	$(1,996,218)
Total Assets	$ 9,066,130	$10,081,396	$ 5,058,408	$ 1,073,284	$ 595,947
Stockholders' Equity (Deficit)	$ 6,690,112	$ 9,174,672	$ 4,428,684	$ 735,831	$(1,573,686)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company is a development stage enterprise with no earnings history. Since its inception, the Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company does not anticipate generating revenue from product sales until the third quarter of 2001 at the earliest. There can be no assurance as to when the Company will achieve profitability, if at all.

Because the Company has not produced any revenues as a result of its being a development stage company, it has been dependent on the net proceeds derived from six private placements pursuant to Regulation D under the Securities Act to fund its operations. The succeeding three paragraphs describe the private placements from Fiscal 1999, 2000 and 2001.

On July 23 and August 26, 1998, the Company closed as to the sales of an aggregate of 1,025,000 shares of Common Stock at $1.00 per share and the Company realized $1,025,000 in gross proceeds. There were no underwriting discounts or commissions paid related to the private placement. However, a Warrant expiring December 13, 2003 to purchase 50,000 shares of Common Stock at $1.08 was granted to an unaffiliated person for his assistance in completing $500,000 of this offering.

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

On February 29 and March 14, 2000, the Company closed as to sales at $5,000 per Unit of an aggregate of 1,840 units, each unit consisting of 2,500 shares of the Company's Common Stock and Investor Warrant expiring February 28 or March 13, 2005 to purchase 2,500 shares of Common Stock at $3.00 per share. The Investor Warrants may not be exercised prior to September 14, 2000 and the shares included in the Units are restricted securities for at least one year. The Company realized $9,200,000 in gross proceeds. Finders' fees were paid to various consultants and bankers for their assistance in helping the Company to complete this private placement consisting of an aggregate of $604,706 in cash fees and Finder's Warrants expiring March 13, 2005 to purchase an aggregate of 273,075 shares of the Common Stock at $3.00 per share.

As a result of the $9,200,000 in gross proceeds realized in the Company's fourth private placement which was closed in February and March 2000, management believed, as the Company had previously announced, that the Company had sufficient funds to complete the commercialization of its testing product and bring the same to market. This expectation has proven to be correct. However, as the Company had also previously reported, the Company also required additional funds to bridge the gap between the time the Impact Test System was first brought to market and the time the resultant revenues from sales of such product resulted in profitability. As reported in Item 1 to this Report, in June 2001, the Company realized approximately $11,000,000 in gross proceeds from the sale of 313.721 Units, each Unit consisting of 1,000 shares of the Series C Preferred Stock and a Series C Warrant to purchase 10,000 shares of the Common Stock. The Company had previously realized $3,000,000 in gross proceeds from the sale of 75,000 shares of the then designated Series B Preferred Stock; however, $3,000,000 of the new proceeds had to be used to redeem such shares. As a result, management believes that the net proceeds from the two offerings will be sufficient to enable the Company to reach the period when the Company can reasonably expect to achieve profitability. However, if there are delays in the Company meeting its timetable, the Company may require additional funding. In addition, because 50% of the proceeds from the offering are held in escrow against the achievement by the Company of certain designated milestones, the Company could have to refund some or all of these proceeds held in escrow.

As a safe guard should such possibility occur, the Company is seeking to sell, on or prior to mid-September, up to an additional 114 Units on the same basis as described in the preceding paragraph. If successful, the Company would realize additional gross proceeds of approximately $2,000,000 to 4,000,000. However, until the Company closes the selling of these additional units, there is always the risk that the potential investors may not be receptive to making an investment, particularly in the Company, at the time management desires, especially because of the general decline in stock market prices which has occurred since the beginning of 2000 and continuing in the first and second quarters of 2001.

Management believes that, with the net proceeds from the private placement described in the preceding paragraph, the Company has sufficient funds to complete commercialization, generate field trials and pilot studies, initiate marketing and reach profitability, expected to occur five quarters post product introduction. There can be no assurance that management's estimate as to costs and timing will be correct. Any delays may further increase the Company's costs.

The Company has entered into a strategic partnering agreement with CMI, Inc. ("CMI") to distribute the Company's products exclusively to the law enforcement market. As part of this agreement, CMI will make payments of approximately $5 million to LifePoint over a two and one-half year period. Additionally, the Company continues to pursue additional strategic partnering in the industrial market and is in discussions with a large potential partner. Several large pharmaceutical and diagnostic corporations have also expressed their initial interest in partnering with the Company. Management anticipates that an additional partnering agreement may be completed.

Management has investigated the possibility of an underwritten public offering and has received expressions of interest from several well-known firms, but only on a post-revenue basis. However, because the market currently is not generally receptive to public offerings, there can be no assurance that stock market conditions later in 2001 or 2002 will be receptive to a public offering by the Company, especially in view of the volatility of the market generally in 2000 and the first quarter of 2001. In addition, competitive conditions in the substance abuse testing industry at that time may make the Company less attractive to potential public investors. See the section "Competition" under the caption "Business."

Having successfully consummated six private placements pursuant to Regulation D under the Securities Act since November 1997, the Company may seek to raise any additional financing through this method. As with a public offering, there can be no assurance that potential investors would be receptive to a private placement by the Company when the Company seeks to sell, either because of general stock market conditions or conditions generally in the substance abuse testing industry. There can be no assurance that the Company will be successful in securing additional financing, whether through a capital leasing firm, a strategic partner, a public offering or a private placement.

If all of the Common Stock purchase warrants that were outstanding on March 31, 2001 were subsequently exercised (8,286,993 shares), the Company would realize $20,086,732 in gross proceeds. If all of the options pursuant to the Company's two Stock Option Plans to purchase an aggregate of 1,897,988 shares outstanding on March 31, 2001 were subsequently exercised, the Company would realize $5,163,895 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised, especially as to the options, which were not all currently exercisable as of March 31, 2001. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

 Operating Cash Flows

Net cash used for operations during fiscal 2001 amounted to $6,952,000 as compared to $3,857,000 and $2,096,000 in fiscal 2000 and 1999, respectively. The cash used by operating activities in fiscal 2001 increased by $3,095,000 from fiscal 2000, which was the result of increased staffing, facilities and related expenses associated with the commercialization of the IMPACT Test System. Net cash used for operations during fiscal 2000 amounted to $3,857,000 as compared to $2,096,000 in fiscal 1999. The cash used by operating activities in fiscal 2000 increased by $1,761,000 from fiscal 1999, which was the result of increased staffing and related expenses associated with the final development phase of the IMPACT Test System.

Investing Cash Flows

During fiscal 2001, 2000 and 1999, net cash used by investing activities was $747,000, $105,000 and $24,000, respectively. The increase in fiscal 2001 over fiscal 2000 of $642,000 was as a result of leasehold improvements to the manufacturing facility in Ontario and the addition of furniture and equipment to that facility.

Financing Cash Flows

Net cash provided by financing activities amounted to $4,443,000 during fiscal 2001 related to the fifth private placement of the Series B Preferred Stock with gross proceeds of $3,000,000 and proceeds from the exercise of warrants and options of $1,580,000 and net payments against capital leases of $242,000.

Net cash provided by financing activities amounted to $8,649,000 during fiscal 2000 related to the fourth private placement of units of Common Stock and Investor Warrants with net proceeds approximating $8,577,000 and proceeds from the exercise of warrants and options of $121,000.

Net cash provided by financing activities amounted to $6,320,000 during fiscal 1999 primarily related to the second private placement of 1,025,000 shares of the Common Stock with net proceeds approximating $1,019,000 and net proceeds of $5,280,000 from the sale of 600,000 shares of the Company's Series A Preferred Stock

Results of Operations

Fiscal 2001 vs. Fiscal 2000

During fiscal 2001, the Company continued as a development stage enterprise with no revenues. Research and development expenses in fiscal 2001 were $5,180,000 as compared to $2,448,000 in fiscal 2000, or an increase of $2,732,000 or 112%. The increase in fiscal 2001 was a result of the Company's transition into the commercialization phase of product development. Staffing levels in product development increased 53% in fiscal 2001 and facilities expenses increased 189% due to the addition of the manufacturing facilities in Ontario. Selling, general and administrative expenses were $2,152,000 in fiscal 2001 as compared to $1,518,000 in fiscal 2000, or an increase of $634,000 or 42% as a result of an increase in staffing of 120% and accelerating pre-marketing and lobbying efforts. As of March 31, 2001, the Company did not anticipate generating revenues from product sales until the third quarter of 2001 at the earliest. Accordingly, management anticipated that operating losses would continue for at least a nine-month period.

The net loss for fiscal 2001 was $7,163,000 as compared to $3,950,000 for fiscal 2000. The increase of $3,213,000 or 81% was primarily the result of the increase in product development and commercialization expenses noted above.

From inception on October 8, 1992 to March 31, 2001, the Company has spent $14,466,000 on research and development and $7,737,000 on selling, general and administrative expenses. Management fees paid to SAT aggregated an additional $2,090,000 during such period, although none were paid after June 30, 1997.

Fiscal 2000 vs. Fiscal 1999

During fiscal 2000, the Company continued as a development stage enterprise with no revenues. Research and development expenses in fiscal 2000 were $2,448,000 as compared to $1,118,000 in fiscal 1999, or an increase of $1,330,000 or 119%. The increase in fiscal 2000 was a result of the Company's transition into the final stages of development. Staffing levels in product development increased 80% in fiscal 2000 along with related development expenses. Selling, general and administrative expenses were $1,518,000 in fiscal 2000 as compared to $1,483,000 in fiscal 1999, or an increase of $35,000 or 2.4%. As of March 31, 2000, the Company did not anticipate generating revenues from product sales until the first quarter of 2001 at the earliest. Accordingly, management anticipated that operating losses would continue for at least a nine-month period thereafter.

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

As indicated in the section "Liquidity and Cash Resources" under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has not achieved profitability or earned any revenues from the sales of its products. As of March 31, 2001, the Company had an accumulated deficit of $25,482,625. Prior to achieving profitability, LifePoint expects to incur significant losses as it continues to incur manufacturing build-up expenses, expenses to commercialize the product, general and administrative expenses, and significantly increased sales and marketing expenses. No assurance can be given that the Company will ever be profitable or, if it does achieve profitability, that it will sustain or increase profitability.

LifePoint's transition from a development stage company to a commercial company may strain its managerial, operational and financial resources. If LifePoint's products achieve market acceptance, the Company will need to increase its number of employees, significantly increase its manufacturing capability and enhance its operating systems and practices. There can be no assurance that the Company will be able to effectively do so or otherwise manage its future growth.

As indicated in "Business-Competition," management believes that saliva sample testing is unique in that, to its knowledge, no company is currently offering a blood-equivalent substance abuse detection method using saliva samples as a specimen on an "on-site" basis. However, as noted therein, competition in the substance abuse testing industry is very competitive and is expected to remain so in the future. LifePoint's competitors range from development stage companies to major domestic and international companies, including eight major pharmaceutical companies. Many of LifePoint's competitors have significant financial resources, established market positions, longstanding relationships with customers and greater name recognition, technical, marketing, sales, manufacturing, distribution and other resources than that of the Company. LifePoint cannot give assurance that it will be able to compete successfully with those companies. However, management believes that the partnering agreement for marketing to the law enforcement market provides it with advantages in the law enforcement market. In addition, none of the major competitors is currently using saliva as its test medium and no competitor is currently offering an on-site test that simultaneously tests for drugs of abuse and alcohol. However, LifePoint recognizes that these potential product advantages could be offered by a major competitor in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see Item 14 of this Report for financial statements and supplementary data.

ITEM 9. CHANGES IN ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

The information required by Part III to this Report (Items 10, 11, 12 and 13) will be incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or before July 29, 2001 relating to the Company's Annual Meeting of Stockholders. If such definitive proxy statement is not so filed, the information required by Part III to this Report will be reported in an Amendment to this Report filed on or before July 29, 2001.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following table contains certain information relating to the directors and executive officers of the Company as of May 31, 2001:

Name Age Position

Linda H. Masterson 50 President, Chief Executive Officer, and Chairman of the Board
Thomas J. Foley 61 Senior Vice President, Research and Development
Michele A. Clark 48 Controller and Chief Accounting Officer
Larry A. Reynolds 52 Vice President, Marketing and Business Development
Donald C. Fletcher 49 Vice President Operations
James Canfield 42 Vice President Sales
Charles J. Casamento 56 Director
Peter S. Gold 76 Director
Paul Sandler 61 Director
Stan Yakatan 58 Director

Each director of the Company is elected to serve until the next Annual Meeting of Stockholders or until his or her successor is elected and shall have qualified. Each director listed above was reelected at the Annual Meeting of Stockholders held on August 25, 2000. Each officer of the Company is elected by the Board of Directors to serve at the discretion of the Board.

The last Annual Meeting of Stockholders was held on August 25, 2000. The current Board intends to call the next Annual Meeting of Stockholders for September 7, 2001.

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

Lawrence A. Reynolds has more than 20 years of marketing and sales experience in senior management positions in the biomedical field. He became an employee of the Company on January 17,2000 and was elected as its Vice President, Marketing and Sales on January 21,2000.He served as Vice President, New Business Development and Strategic Planning for Microgenics Corporation, a manufacturer of point of care diagnostic products, from January to June in 1999 until its divestiture to Sybron Corporation. From February 1997 to December 1998,he served as Vice President, International Marketing of Abaxis, Inc., a manufacturer of point of care diagnostic products. From April 1996 to February 1997, he served as managing principal of Lar Business Consulting which provided consulting services to point of care diagnostic and biomedical client companies. From 1977 to 1996,he held various managerial positions first with Syva Company (""Syva'') and, after Syva's acquisition in 1995,its acquiror Behring Diagnostic, Inc. Syva is one of the leading providers of devices which test for drugs of abuse using urine as the specimen. Mr. Reynolds holds a B.S. in Chemistry and Mathematics from Haughton College and an M.S. in Laboratory Business Administration from Georgia State University.

Donald Fletcher has over 25 years of directly related experience in the medical diagnostic, including over 23 years experience in manufacturing and operations with extensive experience in product scale-up and transfer, and product development team management. Market. Mr. Fletcher was most recently Vice President, Operations of Sigma Diagnostics, a division of Sigma Aldrich Corporation, where he was responsible for manufacturing 1,500 medical products including both reagent kits and instrument systems. He also guided the new product development and product transfer of a new immunoassay test system. Prior to Sigma Diagnostics, Mr. Fletcher was Vice President, Manufacturing and an Officer of Diamedix Corporation, a start-up immunodiagnosic manufacturer, where he developed and scaled-up manufacturing for an instrument manufacturing department. Prior to Diamedix, Mr. Fletcher was employed by Beckman Coulter, Inc. in a variety of project management, plant management and manufacturing positions. Mr. Fletcher has a BA in Biological Sciences with a minor in chemistry from California State University, San Jose, California.

James Canfield brings 20 years of sales and marketing experience, including extensive medical diagnostic expertise. Mr. Canfield has a proven track record of developing creative sales strategies for the establishment of diagnostics in both non-traditional markets and new, emerging markets. Most recently, Mr. Canfield was Vice President of Sales & Marketing at Fitability Systems, a provider of on-line interview and personality assessment systems for use in conjunction with on-line recruiting. Previous to Fitability Systems, Mr. Canfield was Vice President of Sales at Headhunter.net, the second largest job listing service in the United States, where he developed a new direct sales business model that directly resulted in an 18% revenue increase per month and played a crucial role in taking the company public in August of 1999. Prior to Headhunter.net, Mr. Canfield held several senior marketing and sales positions at IDEXX Laboratories, the market leader in veterinary diagnostic products and services. While at IDEXX, Mr. Canfield was instrumental in the rapid growth of the organization and dramatically increased market share, which more than doubled revenues. Earlier in his career, Mr. Canfield held various general management, and senior operations and sales positions at Baxter Healthcare. Mr. Canfield worked at Abbott Laboratories prior to Baxter, and held positions of increasing sales responsibility. Mr. Canfield received a Bachelor of Science in Industrial Technology from Southern Illinois University.

Charles J. Casamento was elected as a director of the Company on June 16, 2000. Mr. Casamento has extensive experience in marketing, business development and executive management in pharmaceutical, biotechnology and medical products companies. From November 1999 to date, he has been serving as the Chairman, President and Chief Executive Officer of Questcor Pharmaceuticals, Inc. ("Questcor"), a specialty pharmaceutical company focusing on serving the acute care and critical care hospital markets. From June 1993 to November 1999, he served as the Chairman, President and Chief Executive Officer of RiboGene, Inc., a therapeutics company which merged with another company to form Questcor in November 1999. From March 1989 to May 1993, he served as the President and Chief Executive Officer of Interneuron Pharmaceuticals, a biopharmaceutical company of which he was a co-founder. From December 1970 to March 1989, he held management positions with Genzyme Corporation, Sandoz, Inc., Hoffman-La Roche, Inc., Johnson & Johnson and American Hospital Supply Corporation, all in the pharmaceutical area of their businesses. Mr. Casamento received his B.S. in Pharmacy from Fordham University and his M.B.A. from Iona College and is a licensed pharmacist.

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

Stan Yakatan was elected as a director of the Company on June 16, 2000. During the past ten years, he has dedicated his career to helping establish new companies in conjunction with venture capital firms throughout the world on a project assignment basis, particularly in medical device, biotechnology, biopharmaceutical and hi-technology companies. Mr. Yakatan also has extensive experience in sales, marketing and business development and as a senior manager in a variety of diagnostic, biotechnology and pharmaceutical companies. From May 1999 to date, he has been serving as the Chairman, President and Chief Executive Officer of Katan Associates which furnishes advisory services to its clients on strategic planning, marketing, business development and other matters and assists its clients in obtaining financing. Since July 1994, he has served as a consultant to Medical Science Partners, an international healthcare venture fund, and a member of the investment committee of BioCapital, also a healthcare venture fund. From May 1996 to May 1999, he served as the Chairman, President and Chief Executive Officer of Quantum Biotechnologies, which develops products to the research products molecular biology market. From September 1994 to December 1995, he served as the President and Chief Executive Officer of CryoSurge, a medical device development stage company. From July 1969 to July 1994, he advanced from a sales representative to managerial positions to executive officerships with Sandoz, Inc., New England Nuclear, E.I. Dupont de Nemours & Co., ICN Pharmaceuticals Inc., New Brunswick Scientific, Inc., Unisyn Technologies, Inc., Proteine Performance and Cystar, Inc. Mr. Yakatan received his MBA from the Wharton School of Business of the University of Pennsylvania.

Family Relationships

None

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 furnished to LifePoint under Rule 16a-3(e) promulgated under the Exchange Act, with respect to fiscal 2001, LifePoint is not aware of any director or officer of LifePoint who failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act during fiscal 2001.

As of March 31, 2001, Jonathan J. Pallin and the General Conference Corporation of Seventh-day Adventists (the "Seventh-day Adventists") were the only beneficial owners of 10% or more of the Common Stock. Both Mr. Pallin and the Seventh-day Adventists have advised LifePoint that they made timely filings with respect to their transactions in fiscal 2001.

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

The LifePoint financial statements appear in a separate section of this Annual Report on Form

10-K commencing on the pages referenced below:

Page

Report of Ernst & Young LLP F-1

Report of Wolinetz, Lafazan, & Company, P.C. F-2

Balance Sheets as of March 31, 2001 and 2000 F-3

Statements of Operations for the years ended March 31, 2001, 2000,

and 1999 and for the Period from October 8, 1992

(inception) to March 31, 2001 F-4

Statements of Stockholders' Equity for the period

from October 8, 1992 (inception) to March 31, 2001 F-5

Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999 and for the Period from October 8, 1992

(inception) to March 31, 2001 F-6

Notes to Financial Statements F-8

(2) Financial Statement Schedules

Financial Statement Schedules are omitted as they are not required, are inapplicable, or the information is included in the financial statement or notes thereon.

(b) Reports on Form 8-K

The following reports on Form 8-K have been filed during the last quarter of the period covered by this Form 10-K Report to the date of this report.

  On March 26, 2001, the Company filed an 8-K Report with the SEC containing a Letter to Stockholders updating the status of the Company, its products and its marketing efforts.

  On May 30, 2001, the Company filed an 8-K Report with the SEC containing a Letter to Stockholders updating the status of the Company, its products and its marketing efforts.

  On June 25, 2001, the Company filed an 8-K Report with the SEC containing a press release announcing the closing of an $11,000,000 equity funding.

(c) Exhibits

All of the following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement filed under the Securities Act or a periodic report filed by the Company or SAT pursuant to Section 13 or 15(d) of the Exchange Act. If no footnote reference is made, the exhibit is filed with this Report.

Exhibit Number	Exhibit Title
2(b)	Agreement and Plan of Merger dated as of April 23, 1996 by and among SAT, U.S. Drug Acquisition Corp. and LifePoint. (1)
2(b)(1)	Agreement and Plan of Merger dated as of February 17, 1997 by and among SAT, U.S. Drug Acquisition Corp. and LifePoint. (3)
3(a)	Copy of Certificate of Incorporation of LifePoint as filed in Delaware on October 8, 1992. (2)
3(a)(1)	Copy of Amendment to the Certificate of Incorporation as filed in Delaware on October 13, 1992. (3)
3(a)(2)	Copy of Amendment to Certificate of Incorporation filed in Delaware on February 25, 1998(4)
3(a)(3)	Copy of Amendment to Certificate of Incorporation as filed in Delaware on January 19, 1999. (5)
3(a)(4)	Copy of Restated Certificate of Incorporation as filed in Delaware on April 29, 1999.(10)
3(a)(5)	Copy of Certificate of Amendment to the Certificate of Incorporation as filed in Delaware on September 1, 2000 (12)
3(a)(6)	Copy of Restated Certificate of Incorporation as filed in Delaware on September 1, 2000 (12)
3(a)(7)	Copy of Certificate of Designations as filed in Delaware on March 30, 2001.
3(a)(8)	Copy of Certificate of Designations as filed in Delaware on June 20, 2001.
3(b)	Copy of By-Laws of LifePoint as initially adopted.(3)
3(b)(1)	Copy of By-Laws of LifePoint as adopted on February 26, 1999 superseding those filed as Exhibit 3(b) hereto.(10)
3(b)(2)	Copy of By-Laws of LifePoint as effective on September 1, 2000 superseding those filed as Exhibit 3(b) to LifePoint's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. (12)
10(a)	Copy of License Agreement dated January 24, 1992 by and between the USN and USAT. (Confidential Treatment Requested for Exhibit.)(3)
10(a)(1)	Copy of Amendment dated March 15, 1994 to License Agreement filed as Exhibit 10(a) hereto.(1)
10(a)(2)	Copy of Amendment dated June 16, 1995 to License Agreement filed as Exhibit 10(a) hereto.(1)
10(a)(3)	Copy of Letter dated May 15, 1995 from the USN to SAT.(1)
10(a)(4)	Copy of Fifth Modification dated November 12, 1997 to License Agreement filed as Exhibit 10(a) hereto.(4)
10(a)(5)	Copy of Partially Exclusive License dated March 12, 1999 between LifePoint and the United States of America as represented by the Secretary of the Navy.(10)
10(b)	Copy of Assignment dated as of January 1, 1993 between U.S. Drug and USAT of Licensing Agreement filed as Exhibit 10(a) hereto.(3)
10(b)(1)	Copy of Amended Sublicense Agreement dated September 23, 1993 superseding the Assignment filed as Exhibit 10(b) hereto.(1)
10(b)(2)	Copy of Approval dated September 24, 1993 by the USN of Amended Sublicense Agreement filed as Exhibit 10(b) hereto.(1)
10(c)	Copy of Cooperative Research Agreement (the "CRDA Agreement") dated April 16, 1992 by and between Naval Research Laboratory Section, United States Department of the Navy, and SAT.(3)
10(d)	Copy of Management Agreement dated April 1, 1993 by and between LifePoint and SAT.(3)
10(d)(1)	Copy of Amendment dated July 20, 1993 to Management Services Filed as Exhibit 10(d) hereto.(3)
10(e)	Copy of Lease expiring January 31, 1997 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT as Tenant (6)
10(e)(1)	Copy of Lease Modification Agreement to Lease filed as Exhibit 10(e) hereto.(7)
10(e)(2)	Copy of Sub-Lease Agreement dated as of January 1, 1993 by and between SAT as sub-landlord and LifePoint as subtenant.(3)
10(e)(3)	Copy of Third Amendment dated January 2, 1997 to Lease filed as Exhibit 10(e), hereto.(8)
10(e)(4)	Copy of Fourth Amendment dated November 3, 1997 to Lease filed as Exhibit 10(e) hereto.(4)
10(e)(5)	Copy of Fifth Amendment dated August 18, 1998 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant. (5)
10(e)(6)	Copy of Sixth Amendment dated March 31, 1999 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant. (10)
10(e)(7)	Copy of Seventh Amendment dated December 18, 2000 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant. (13)
10(g)	Copy of LifePoint's 1994 Stock Option/Stock Issuance Plan.(9)
10(g)(1)	Form of Stock Option expiring October 2, 2004 of LifePoint.(9)
10(g)(2)	Copy of LifePoint's 1997 Stock Option Plan.(4)
10(g)(3)	Form of Stock Option used under Plan filed as Exhibit 10(g)(2).(4)
10(i)	Copy of Severance Agreement dated as of October 27, 1997 between LifePoint and Linda H. Masterson.(4)
10(k)	Copy of Agreement dated December 1, 1998 between Burrill and Company and LifePoint.(5)
10(l)	Commercial Pledge and Security Agreement dated June 2, 1999 between LifePoint and City National Bank (11)
10(m)	Lease Agreement dated July 14, 1999 between LifePoint and FirstCorp (11)
10(n)	Copy of Lease expiring July 31, 2005 by and between Slater Properties as landlord and LifePoint as Tenant
10(o)	Lease Agreement dated August 28, 2000 between LifePoint and Finova Capital Corporation (12)
10(p)	Copy of Exclusive Distribution Agreement between LifePoint, Inc and CMI, Inc.
23(a) 23(b)	Consent of Ernst & Young LLP. Consent of Wolinetz, Gottlieb and Lafazan, P.C.

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

  Filed as an exhibit to LifePoint's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by this reference.

  Filed as an exhibit to LifePoint's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 3, 2001.

LIFEPOINT, INC.

(Registrant)

By: /s/ Linda H. Masterson

Linda H. Masterson

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on July 3, 2001.

Signature Title

/s/ Linda H. Masterson Principal Executive Officer and a Director

Linda H. Masterson

/s/ Michele A. Clark Principal Accounting Officer

Michele A. Clark

/s/ Charles J. Casamento Director

Charles Casamento

/s/ Peter S. Gold Director

Peter S. Gold

/s/ Paul Sandler Director

Paul Sandler

/s/ Stanley Yakatan Director

Stanley Yakatan

Report of Independent Auditors

The Board of Directors

LifePoint, Inc.

We have audited the accompanying balance sheets of LifePoint, Inc. (a development stage enterprise) (the Company) as of March 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001 and for the period October 8, 1992 (inception) through March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period October 8, 1992 (inception) through March 31, 1995 were audited by other auditors whose report dated May 26, 1995 expressed an unqualified opinion on those statements. The financial statements for the period October 8, 1992 (inception) through March 31, 1995 include total costs and expenses and a net loss of $4,497,000 and $4,850,000, respectively. Our opinion on the statements of operations and cash flows for the period October 8, 1992 (inception) through March 31, 2000, insofar as it relates to amounts for prior periods through March 31, 1995, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of LifePoint, Inc. at March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 and the period from October 8, 1992 (inception) through March 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Riverside, California

May 17, 2001, except Note 7 as to which the date is June 29, 2001

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

WOLINETZ, LAFAZAN, & COMPANY, P.C.

Rockville Centre, New York

May 26, 1995

LIFEPOINT, INC.

(a Development Stage Enterprise)

BALANCE SHEETS
	March 31,	March 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$ 6,227,894	$ 9,483,624
Prepaid expenses and other current assets	380,869	102,633
Total current assets	6,608,763	9,586,257
Property and equipment, net	2,110,612	401,309
Patents and other assets, net	346,755	93,830
	$ 9,066,130	$ 10,081,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 721,332	$ 274,902
Accrued expenses	439,455	425,481
Capital lease, short-term	573,671	101,386
Total current liabilities	1,734,458	801,769
Capital lease, long-term	641,560	104,955
	2,376,018	906,724
Commitments and contingencies (Note 6)
Stockholders' equity:
Series B 20% Cumulative Preferred Stock, $.001	75	-
par value; 130,000 authorized and 75,000 issued
and outstanding at March 31, 2001
Common Stock, $.001 par value; 75,000,000 shares
authorized, 31,516,927 and 29,769,501 shares issued and
outstanding at March 31, 2001 and 2000, respectively	31,517	29,769
Additional paid-in capital	34,733,520	29,145,385
Notes receivable-stockholders	(2,028,864)	(1,116,875)
Deficit accumulated in the development stage	(26,046,136)	(18,883,607)
Total stockholders' equity	6,690,112	9,174,672
	$ 9,066,130	$ 10,081,396

See Accompanying Notes.

LIFEPOINT, INC.

(a Development Stage Enterprise)

STATEMENTS OF OPERATIONS
				Cumulative from
				October 8, 1992
	Years Ended March 31			(Inception) to
	2001	2000	1999	March 31, 2001
Revenues	$ -	$ -	$ -	$ -
Costs and expenses:
Selling, general and administrative
expenses	2,151,985	1,517,776	1,483,135	7,737,444
Research and development	5,180,230	2,448,484	1,117,786	14,465,601
Depreciation and amortization	255,435	99,693	142,387	1,274,207
Interest expense-parent	-	-	-	95,790
Management fees-parent	-	-	-	2,089,838
Total costs and expenses	7,587,650	4,065,953	2,743,308	25,662,880
Loss from operations	(7,587,650)	(4,065,953)	(2,743,308)	(25,662,880)
Other income (expense):
Interest income (expense) net	425,121	116,169	46,595	918,101
Loss on disposal of property and
equipment	-	-	-	(212,501)
Loss on sale of marketable
securities	-	-	-	(627,512)
Interest income-parent	-	-	-	102,167
Total other income (expense)	425,121	116,169	46,595	180,255
Net loss	$ (7,162,529)	$ (3,949,784)	$ (2,696,713)	$ (25,482,625)
Earnings per common share - basic:
Weighted average common shares
outstanding	30,491,519	15,251,400	11,566,684
Net loss per common share	$ (0.23)	$ (0.26)	$ (0.23)
Earnings per common share, assuming
dilution:
Weighted average common shares
outstanding	30,491,519	15,251,400	11,566,684
Net loss per common share,
assuming dilution	$ (0.23)	$ (0.26)	$ (0.23)

See Accompanying Notes.

LIFEPOINT, INC.

(a Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Period October 8, 1992 (Inception) to March 31, 2001
				Deficit Accum.
			Additional	in the	Notes
	Preferred	Common	Paid-In	Development	Receivable
	Stock	Stock	Capital	Stage	Stockholders	Total
Balance at October 8, 1992	$ -	$ -	$ -	$ -	$ -	$ -
Issuance of 3,500,000 shares of common
stock for value of assets transferred from
parent	-	3,500	445,186	-	-	448,686
Net loss for the period ended March 31, 1993	-	-	-	(257,422)	-	(257,422)
Balance at April 1, 1993	$ -	$ 3,500	$ 445,186	$ (257,422)	$ -	$ 191,264
Sale of 1,721,900 shares of common stock in
connection with initial public offering, net
of offering costs of $1,510,663	-	1,722	7,097,215	-	-	7,098,937
Net loss for the year ended March 31, 1994	-	-	-	(2,260,292)	-	(2,260,292)
Balance at March 31, 1994	$ -	$ 5,222	$ 7,542,401	$(2,517,714)	$ -	$ 5,029,909
Net loss for the year ended March 31, 1995	-	-	-	(2,332,217)	-	(2,332,217)
Balance at March 31, 1995	$ -	$ 5,222	$ 7,542,401	$(4,849,931)	$ -	$ 2,697,692
Net loss for the year ended March 31, 1996	-	-	-	(1,640,805)	-	(1,640,805)
Balance at March 31, 1996	$ -	$ 5,222	$ 7,542,401	$(6,490,736)	$ -	$ 1,056,887
Net loss for the year ended March 31, 1997	-	-	-	(2,630,573)	-	(2,630,573)
Balance at March 31, 1997	$ -	$ 5,222	$ 7,542,401	$(9,121,309)	$ -	$(1,573,686)
Issuance of 2,075,306 shares of common
stock for forgiveness of debt by former
parent	-	2,075	3,424,919	-	-	3,426,994
Sale of 3,200,000 shares of common stock
through private placement offering, net
of offering costs of $165,187	-	3,200	1,431,613	-	-	1,434,813
Net loss for the year ended March 31, 1998	-	-	-	(2,552,290)	-	(2,552,290)
Balance at March 31, 1998	$ -	$ 10,497	$12,398,933	$(11,673,599)	$ -	$ 735,831
Sale of 1,025,000 shares of common stock
through private placement offering, net of
offering costs of $5,736	-	1,025	1,018,239	-	-	1,019,264
Stock granted and additional paid-in capital
for consulting services		255	203,085	-	-	203,340
Sale of 600,000 shares of preferred stock
through private placement offering, net
of offering costs of $853,636	600	-	5,145,764	-	-	5,146,364
Conversion of 42,275 shares of preferred
stock	(42)	846	-	(804)	-	-
Dividend on conversion of preferred stock	-	1	4,864	(4,865)	-	-
Exercise of 41,197 stock options	-	41	20,557	-	-	20,598
Net loss for the year ended March 31, 1999	-	-	-	(2,696,713)	-	(2,696,713)
Balance at March 31, 1999	$ 558	$ 12,665	$18,791,442	$(14,375,981)	$ -	$ 4,428,684
Conversion of 557,725 shares of preferred
stock	(558)	11,154	-	(10,596)	-	-
Dividend on conversion of preferred stock	-	123	547,123	(547,246)	-	-
Exercise of 143,254 stock options	-	144	71,483	-	(56,875)	14,752
Exercise of 1,083,000 warrants	-	1,083	1,163,017	-	(1,060,000)	104,100
Sale of 4,600,000 shares of common stock
and warrants through private placement
offering, net of offering costs of $623,080	-	4,600	8,572,320	-	-	8,576,920
Net loss for the year ended March 31, 2000	-	-	-	(3,949,784)	-	(3,949,784)
Balance at March 31, 2000	$ -	$ 29,769	$29,145,385	$(18,883,607)	$ (1,116,875)	$ 9,174,672
Exercise of 220,527 stock options	-	221	265,914	-	(151,989)	114,146
Exercise of 1,545,095 warrants	-	1,545	2,429,270	-	(860,000)	1,570,815
Cashless payment on stockholder note	-	(18)	(106,974)	-	100,000	(6,992)
Sale of 75,000 shares of Series B 20%
Cumulative Preferred Stock	75	-	2,999,925	-	-	3,000,000
Net loss for the year ended March 31, 2001 -		-	-	(7,162,529)	-	(7,162,529)
Balance at March 31, 2001	$ 75	$ 31,517	$34,733,520	$(26,046,136)	$ (2,028,864)	$ 6,690,112

See Accompanying Notes

LIFEPOINT, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

				Cumulative From
	Years Ended March 31			October 8, 1992
				(Inception) to
	2001	2000	1999	March 31, 2001
Operating Activities
Net loss	$ (7,162,529)	$ (3,949,784)	$ (2,696,713)	$ (25,482,625)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	255,435	99,693	142,387	1,274,207
Consulting expense	-	-	361,160	361,160
Loss on disposal of property and
equipment	-	-	-	237,976
Loss on marketable securities	-	-	-	627,512
Amortization of bond discount	-	-	-	(4,855)
Changes in operating assets and liabilities:
Change in prepaid expenses and other
current assets	(278,236)	(66,751)	204,268	(256,468)
Change in other assets	(220,466)	(10,555)	(18,130)	(253,487)
Change in accounts payable	446,430	43,638	111,687	775,691
Change in accrued expenses	6,982	27,021	(200,795)	(83,916)
Net cash used by operating activities	(6,952,384)	(3,856,738)	(2,096,136)	(22,804,805)
Investing Activities
Sale of marketable securities	-	-	-	3,285,625
Purchase of marketable securities	-	-	-	(3,908,281)
Purchases of property and equipment	(709,813)	(90,825)	(6,786)	(1,404,201)
Proceeds from sale of property/equipment, net	-	-	-	80,828
Additional patent costs	(36,698)	(13,893)	(17,685)	(107,515)
Net cash used by investing activities	(746,511)	(104,718)	(24,471)	(2,053,544)
Financing Activities
Sales of common stock	-	9,200,000	1,025,000	20,446,226
Expenses of common stock offering	-	(604,706)	(5,736)	(2,286,292)
Sales of preferred stock	3,000,000	-	6,000,000	9,000,000
Expenses of preferred stock offering	-	(18,374)	(720,077)	(738,451)
Exercise of stock options	114,146	14,752	20,598	149,496
Exercise of warrants	1,570,815	104,100	-	1,674,915
Payments of loan to parent	-	-	-	(1,917,057)
Proceeds of loan by parent	-	-	-	1,634,762
Proceeds of loan payable - parent	-	-	-	4,715,067
Payment of loan payable - parent	-	-	-	(1,299,782)
Proceeds of capital leases	-	-	-	101,572
Payments of capital leases	(241,796)	(47,124)	-	(394,213)
Proceeds of brokerage loan payable	-	-	-	2,674,683
Payments of brokerage loan payable	-	-	-	(2,674,683)
Net cash provided by financing activities	4,443,165	8,648,648	6,319,785	31,086,243
Increase (decrease) in cash and cash
equivalents	(3,255,730)	4,687,192	4,199,178	6,227,894
Cash and cash equivalents at beginning
of period	9,483,624	4,796,432	597,254	-
Cash and cash equivalents at end of period	$ 6,227,894	$ 9,483,624	$ 4,796,432	$ 6,227,894
Supplemental Disclosure of
Cash Information:
Cash paid for interest	$ 78,447	$ 27,514	$ -	$ 298,007
Noncash operating activities:
Value of common stock for
consulting services	$ -	$ -	$ 53,340	$ 203,340
Noncash investing activities:
Value of assets transferred to lessor
in lieu of payment on capital leases	$ -	$ -	$ -	$ 71,405
Noncash financing activities:
Value of common stock issued and
additional paid-in capital for the
transfer of assets from Parent	$ -	$ -	$ -	$ 781,060
Value of common stock issued to
Parent and additional paid-in capital
for the forgiveness of debt	$ -	$ -	$ -	$ 3,160,502
Value of common stock warrants issued
for consulting services	$ -	$ -	$ 187,500	$ 187,500
Value of common stock issued and
additional paid-in capital issued as
dividends on preferred conversion	$ -	$ 547,246	$ 4,864	$ 552,110
Value of common stock warrants issued
for preferred stock offering	$ -	$ -	$ 133,559	$ 133,559
Value of preferred stock converted to
common stock	$ -	$ 11,154	$ 846	$ 12,000
Value of common stock warrants converted
to common stock in exchange for note	$ 860,000	$ 1,060,000	$ -	$ 1,920,000
Value of common stock options converted
to common stock in exchange for note	$ 151,989	$ 56,875	$ -	$ 208,864
Value of common stock surrendered as
payment on note	$ 106,992	$ -	$ -	$ 106,992

See Accompanying Notes.

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

LifePoint, Inc. ("LifePoint" or the "Company") is a development stage company focused on the commercialization of the flow immunosensor technology licensed from the United States Navy (the "USN"). LifePoint was incorporated on October 8, 1992 under the laws of the State of Delaware as a wholly-owned subsidiary of Substance Abuse Technologies, Inc. ("SAT"). On October 29, 1997, the majority ownership of the Company was transferred from SAT to Meadow Lane Partners, LLC ("Meadow Lane"), an unaffiliated party. The Company is now completely independent from SAT.

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

Patents

The cost of patents is being amortized over the expected useful life of 17 years using the straight-line method. At March 31, 2001 and 2000, accumulated amortization of patents was approximately $17,000 and $12,000, respectively.

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2. CONTINUING OPERATIONS

During the period from October 8, 1992 (inception) through March 31, 2001, the Company has realized no revenues and has accumulated losses of $25,482,625. Recovery of the Company's assets is dependent upon future events, including completion of the product development program and ultimately achieving profitable operations. The outcome of these events is indeterminable.

On July 14, 1999 the Company entered into an equipment lease financing agreement for $300,000 with FirstCorp of Portland, Oregon, which is discussed further in Note 6 under the caption "Lease Commitments."

On August 28, 2000 the Company entered into a lease financing agreement with Finova Capital Corporation ("Finova") of Scottsdale, Arizona whereby Finova agreed to provide LifePoint with a $3,000,000 lease line ($1,750,070 available at March 31, 2001) for the purchase of equipment including up to $500,000 of leasehold improvements. The master lease agreement provides for individual closing schedules of not less than $250,000 (up to three schedules may have an aggregate closing cost of not less than $100,000). Each closing schedule will be financed for 36 months at a rate equal to

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

2. CONTINUING OPERATIONS (continued)

the current three-year U.S. Treasury Notes, but not less than 6.79%. At the end of each schedule, LifePoint will have the option to purchase all (but not less than all) of the equipment at 15% of the original equipment cost. Included in cash and cash equivalents is $900,000 of restricted cash the Company is required to maintain in accordance with the master lease agreement. In June 2001, the Company had satisfied the requirements to have the restricted cash released and the Company expects to receive the $900,000 plus earned interest in the first quarter of fiscal 2002.

On March 29, 2001, the Company sold 75,000 shares of the Company's Series B 20% Cumulative Convertible Preferred Stock, $.001 par value, pursuant to a fifth private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), resulting in gross proceeds to the Company of $3,000,000. Each share was convertible into 10 shares of the Company's Common Stock. Dividends were to be cumulative and payable annually in arrears at a rate of 20% beginning April 2002. The dividends were to be payable in cash or shares of the Series B Preferred Stock for the first three years, thereafter the dividend rate was to reduce to 6% paid annually in cash or shares of the Common Stock based on the Average Market Price (as defined) for the 20 trading days prior to declaration. As of June 29, 2001 all outstanding shares of the Series B Preferred Stock have been redeemed. (See Note 7 - Subsequent Events)

There can be no assurance that any of these additional sources of funding will be available and, in such event, the Company may not be able to complete the commercialization and marketing of its product on a timely basis.

3. PROPERTY AND EQUIPMENT

Fixed asset additions for the year ended March 31,2001 equals $1,961,000 of which $1,251,000 were obtained through capital leases. Property and equipment is summarized as follows:

	March 31,	March 31,
	2001	2000
Furniture and Fixtures	$1,483,892	$ 601,743
Test Equipment	425,768	425,768
Leasehold Improvements	1,324,340	245,991
	3,234,000	1,273,502
Less: Accumulated Depreciation	1,123,388	872,193
	$2,110,612	$ 401,309

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

4. STOCKHOLDERS' EQUITY

Series A Preferred Stock

On January 21, 1999, the Company sold 600,000 shares of the Company's Series A 10% Cumulative Convertible Preferred Stock, $.001 par value (the "Series A Preferred Stock"), pursuant to a third private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Each share was convertible into 20 shares of the Company's Common Stock. Dividends were cumulative and payable semi-annually at a rate of $1.00 per share. The dividends were payable in cash or shares of the Common Stock. On March 4, 2000, because the Average Market Price of the Common Stock for a 30-day period was $4.00 or more, the Company, by notice to the holders, called all of the then outstanding shares of the Series A Preferred Stock for mandatory redemption as of March 24, 2000. There are no shares of the Series A Preferred Stock outstanding.

Series B Preferred Stock

On March 29, 2001, the Company sold an aggregate of 75,000 shares of a newly-designated series of the Company's Preferred Stock, $.001 par value (the "Preferred Stock"), designated the Series B 20% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). 130,000 shares of the 3,000,000 authorized shares of the Preferred Stock were designated as the Series B Preferred Stock in order to cover not only the original sale by the Company, but also dividends payable during the first three years after issuance in shares of the Series B Preferred Stock. The Series B Preferred Stock was to be senior to any other series of the Preferred Stock hereafter designated and the Common Stock (collectively the "Junior Stock") with respect to dividends, upon redemption and upon liquidation.

Each holder of the Series B Preferred Stock was granted a Common Stock Purchase Warrant expiring March 28, 2006 to purchase 75,000 shares of the Common Stock at a price of $5.60 per share. As of June 29, 2001, all shares of the Series B Preferred Stock were redeemed and all of the Common Stock Purchase Warrants issued to Series B Preferred Stockholders were cancelled. (See Note 7 - Subsequent Events)

Common Stock

On May 24, 1997, the Board of Directors of LifePoint authorized the issuance of additional shares of the Company's Common Stock to SAT on the basis of a share of the Common Stock for each $1.25 of indebtedness of LifePoint to SAT. Based on SAT's advice that the amount of indebtedness owed by LifePoint to SAT was approximately $2,594,000, all of which SAT agreed to treat as a capital contribution, LifePoint authorized the issuance to SAT of 2,075,306 shares of the Common Stock. As of September 30, 1997, SAT owned 5,575,306 shares of the Common Stock or 76.4% of the 7,297,206 outstanding shares of the Common Stock. SAT ceased providing advances to LifePoint in August 1997 as a result of its inability to secure financing for its own programs. On October 27, 1997, the controlling stockholder interest in LifePoint was sold to Meadow Lane Partners, LLC ("Meadow Lane") for $250,000. LifePoint is now completely independent from SAT.

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

  STOCKHOLDERS - EQUITY (continued)

One of the beneficial owners of Meadow Lane also loaned money to LifePoint to allow LifePoint to recommence product development. During the fourth quarter of 1997, LifePoint repaid the loans from the net proceeds of a private placement pursuant to Regulation D under the Securities Act, which sold 3,200,000 shares of the Common Stock at $.50 per share or an aggregate purchase price of $1,600,000. The net proceeds of the private placement totaled approximately $1,434,000 after the payment of capital formation costs of approximately $166,000, including $160,000 in the form of a finder's fee to Jonathan J. Pallin, who was the other beneficial owner of Meadow Lane and who, on October 31, 1997 was elected Chairman of the Board and a director of LifePoint. These capital formation costs have been reflected as a reduction in additional paid-in capital.

On July 23, 1998, the Company closed on a second private placement as to the sale of 1,000,000 shares of the Common Stock. On August 26, 1998, the Company sold an additional 25,000 shares of the Common Stock. This offering of a minimum of 1,000,000 and a maximum of 5,000,000 shares of the Common Stock expired by its terms on October 14, 1998 without any additional shares being sold. The aggregate of 1,025,000 shares was sold at $1.00 per share and the Company realized $1,019,000 in net proceeds.

On February 29 and March 14, 2000, the Company closed as to the sale at $5,000 per unit of an aggregate of 1,840 units, each unit consisting of 2,500 shares of Common Stock and a Common Stock purchase warrant to purchase 2,500 shares of Common Stock at $3.00 per share. The warrants could not be exercised prior to September 14, 2000 and the shares included in the units were restricted securities for at least one year. The Company realized $9,200,000 in gross proceeds. Finders' fees were paid to various consultants and bankers for their assistance in helping the Company to complete this private placement consisting of an aggregate of $604,706 in cash fees and Common Stock purchase warrants expiring March 13, 2005 to purchase an aggregate of 273,075 shares of the Common Stock at $3.00 per share..

In addition, at the Annual Meeting of Stockholders on August 25, 2000, the stockholders approved an increase in the authorized shares of the Common Stock from 50,000,000 to 75,000,000.

On October 11, 2000, the Company made an offer to the holders of the Investor Warrants, for a period beginning October 16, 2000 and ending December 19, 2000, that the holder of an Investor Warrant may exercise at a 20% discount, or $2.40 per share. A total of 376,500 shares of the Common Stock were purchased in this offering for net cash to the Company of $903,600.

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

  STOCKHOLDERS' EQUITY (continued)

Stock Option/Stock Issuance Plan

On August 14, 1997, the Board of Directors adopted, subject to stockholder approval, the Company's 1997 Stock Option Plan (the "1997 Option Plan") providing for the granting of Options to purchase up to 1,000,000 shares of Common Stock to employees (including officers) and persons who also serve as directors and consultants of the Company. On June 5, 1998, the Board increased the number of shares subject to the 1997 Option Plan to 2,000,000, again subject to stockholder approval. Stockholder approval was given on August 13, 1998. The Options may either be incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") to be granted to employees or nonqualified stock options to be granted to employees, directors or consultants. On August 25, 2000, the stockholders approved the 2000 Option Plan which would permit the granting of Options to purchase an aggregate of 2,000,000 shares of Common Stock on terms substantially similar to those of the 1997 Option Plan.

As of March 31, 2001, Options to purchase an aggregate of 1,897,988 shares of the Common Stock granted to employees including officers, directors and consultants were outstanding. As of such date, Options to purchase an aggregate of 404,978 shares of the Common Stock had been exercised and Options to purchase an aggregate of 515,868 shares of the Common Stock were then exercisable. Options granted to date under both Option Plans have generally become exercisable as to one-quarter of the shares subject thereto on the first anniversary date of the date of grant and as to 1/36th of the remaining shares on such calendar day each month thereafter for a period of 36 months. Certain Options will become exercisable upon the achievement of certain goals related to corporate performance and not that of the optionee. The exercise price per share for incentive stock options under the Code may not be less than 100% of the fair market value per share of the Common Stock on the date of grant. For nonqualified stock options, the exercise price per share may not be less than 85% of such fair market value. No Option may have a term in excess of ten years. Of the Options outstanding as of March 31, 2001, all were incentive stock options except for Options to purchase an aggregate of 271,000 shares and the Options had exercise prices ranging from $.50 - $6.56 per share. The Options had expiration dates ranging from August 13, 2002 to March 22, 2011.

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

4. STOCKHOLDERS - EQUITY (continued)

	Incentive Stock Options		Non-Statutory Options
	Number of	Price Range	Number of	Price Range
	Shares	Per Share	Shares	Per Share
Outstanding - April 1, 1995	218,000	$7.00	10,000	$7.00
Canceled	(66,000)	7.00	(10,000)	7.00
Outstanding - March 31, 1996	152,000	7.00	-	-
Canceled	(152,000)	7.00	-	-
Outstanding - March 31, 1997	-	-	-	-
Granted	950,000	0.50	300,000	1.00-4.00
Outstanding - March 31, 1998	950,000	0.50	300,000	1.00-4.00
Granted	15,000	0.50-1.34	120,000	0.50
Exercised	(41,197)	0.50	(155,000)	1.00
Canceled	(249,636)	0.50-134	(145,000)	0.50 - 1.00
Outstanding - March 31, 1999	674,167	0.50	120,000	0.50
Granted	885,500	1.12-3.28	75,000	1.63 - 2.83
Exercised	(123,254)	0.50	(20,000)	0.50
Canceled	(57,917)	0.50 -1.81	(15,000)	1.63
Outstanding - March 31, 2000	1,378,496	0.50-3.28	160,000	0.50 - 2.83
Granted	653,625	3.35-6.58	127,104	3.22 - 4.81
Exercised	(214,277)	0.50-1.87	(6,250)	0.50
Canceled	(190,710)	1.81-6.56	(10,000)	2.83
Outstanding - March 31, 2000	1,627,134	0.50-6.56	270,854	0.50 - 4.81

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

  STOCKHOLDERS' EQUITY (continued)

Warrants

In connection with its initial public offering in October and November 1993, LifePoint granted to the underwriter, for a nominal fee, Common Stock purchase warrants to purchase 150,000 shares of the LifePoint Common Stock at $7.50 per share. These warrants expired on October 13, 1998. LifePoint granted Common Stock purchase warrants, expiring on various dates through March 28, 2006, to purchase 269,025 shares of the Common Stock at prices ranging from $4.77 to $5.60 per share during fiscal 2001, to purchase an aggregate of 8,057,069 shares of the Common Stock at $1.07 to $3.00 per share during fiscal 2000 and to purchase an aggregate of 1,136,725 shares of the Common Stock at $0.50 to $2.41 per share during fiscal 1999.

Warrants
	Number of	Price Range
	Shares	Per Share
Outstanding - April 1, 1995	150,000	$7.50
Outstanding - March 31, 1996	150,000	7.50
Outstanding - March 31, 1997	150,000	7.50
Granted	1,577,289	0.50 - 1.00
Outstanding - March 31, 1998	1,727,289	0.50 - 7.50
Expired	(150,000)	7.50
Granted	1,136,725	0.50 - 2.41
Outstanding - March 31, 1999	2,714,014	0.50 - 2.41
Expired	(125,020)	1.15
Exercised	(1,083,000)	0.50 - 1.72
Granted	8,057,069	1.07 - 3.00
Outstanding - March 31, 2000	9,563,063	0.50 - 3.00
Expired	-	-
Exercised	(1,545,095)	0.50 - 3.00
Granted	269,025	4.77 - 5.60
Outstanding - March 31, 2001	8,286,993	0.50 - 5.60

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

  STOCKHOLDERS' EQUITY (continued)

A summary of the status of the stock option and warrant grants as of March 31, 2001, 2000 and 1999, and activities during the years ending on those dates, is presented below:

	2001		2000		1999
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options and	Exercise	Options and	Exercise	Options and	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price
Outstanding at beginning of year	11,101,559	$ 2.11	3,508,181	$ 0.82	2,977,289	$ 1.09
Granted	1,049,754	5.19	9,017,569	2.44	1,311,725	1.31
Canceled	(200,710)	4.01	(197,937)	1.17	(434,636)	0.72
Exercised	(1,765,622)	1.47	(1,226,254)	1.01	(196,197)	0.90
Expired	-	-	-	-	(150,000)	7.50

Outstanding at end of year	10,184,981	2.48	11,101,559	2.11	3,508,181	0.82
Options and warrants exercisable at year end	8,802,861	2.03	4,854,887	1.13	2,837,190	0.89
Weighted-average fair value of options and warrants granted during the year	$2.03		$1.87		$0.82

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

  STOCKHOLDERS' EQUITY (continued)

The following table summarizes information about stock options and warrants outstanding as of March 31, 2001:

		Options and	Warrants	Options and	Warrants
		Outstanding	Exercisable
Range of Exercise Prices	Weighted- Average Remaining Life (Years)	Options and Warrants	Weighted-Average Exercise Price	Options and Warrants	Weighted- Average Exercise Price
$0.50 to $6.56	8.0	10,184,981	$ 2.48	8,802,861	$ 2.03

The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of FAS 123. Had compensation cost for the Company's stock option plan been determined based upon the Black-Scholes valuation methodology, prescribed under FAS 123, on the Company's net loss and net loss per share as of March 31, 2001would remain unchanged.

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

5. INCOME TAXES

For income tax purposes, LifePoint has a net operating loss carryforward at March 31, 2001 of approximately $24,164,000 expiring in 2007 to 2021 if not offset against future federal taxable income.

Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

	March 31,
	2001	2000	1999

Computed "expected" tax benefit	$ 2,435,000	$ 1,343,000	$ 918,000
Decrease in tax benefit resulting from net operating loss for which no benefit is currently available	(2,435,000)	(1,343,000)	(918,000)
	-	-	-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

	March 31
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$8,216,000	$5,828,500
Capital loss carryforwards	-	212,500
	8,216,000	6,041,000
Less:
Valuation allowance under SFAS 109	8,216,000	6,041,000
Net deferred tax assets	$ -	$ -

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $8,216,000 valuation allowance at March 31, 2001 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $2,175,000.

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

6. COMMITMENTS AND CONTINGENCIES

Lease Commitments

LifePoint has entered into a lease agreement commencing October 1, 1997 and, extended by an amendment, terminating on June 30, 2004, for the research facilities in Rancho Cucamonga, California. In addition to rent of $72,000 per year for fiscal years through March 31, 2002, LifePoint will pay real estate taxes and other occupancy costs. Rent expense for the fiscal years ended March 31, 2001, 2000 and 1999 was $72,000, $72,000, and $69,000, respectively. The Company has an option to renew until June 30, 2005 so as to be consistent with the term of the lease described in the next paragraph.

On April 26, 2000 the Company entered into a lease agreement for administrative offices and manufacturing facility commencing May 1, 2000, which terminates on July 31, 2005. In addition to rent of $226,000 per year, LifePoint will pay for real estate taxes and other occupancy costs. The Company may elect to terminate the lease at the end of four years and has the right to two 2-year renewal options. The lease also allows for rent abatement in three of the first twelve months as a tenant improvement allowance in addition to the $30,000 paid by the lessor.

The Company leases certain equipment under noncancelable lease arrangements. These capital leases expire on various dates through 2004 and may be renewed for up to 12 months. Furniture, fixtures and equipment includes assets acquired under capital leases of $1,503,400 as of March 31, 2001.

Approximate minimum lease commitments as of March 31, 2001 are as follows:

Years ended	Capital	Operating
March 31,	Leases	Leases

2002	$ 570,238	$ 302,092
2003	481,973	309,095
2004	443,172	313,788
2005	-	262,776
2006	-	81,525
Thereafter	-	-

Total minimum lease payments	$ 1,495,383	$ 1,269,277

Amount representing interest	(280,152)
Present value of net minimum
lease payments	$ 1,215,231
Less current portion	573,671
Long-term portion	$ 641,560

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

6. COMMITMENTS AND CONTINGENCIES (continued)

Significant Contracts

Effective January 1, 1993, LifePoint entered into a sub-license agreement with SAT in which LifePoint sublicensed all of SAT's rights under a license agreement with the USN (the License Agreement).

SAT and the USN on January 24, 1992 had entered into a ten-year agreement granting SAT a partial exclusive patent license to products for drug testing in the United States and certain foreign countries. In June 1995, SAT's License Agreement with the USN was renegotiated and amended to provide for minimum royalties of $100,000 per year commencing October 1, 1995 and terminating September 30, 2005. Additional royalties will be paid pursuant to a schedule based upon sales of products. LifePoint was a sub-licensee under this agreement from SAT and, accordingly, had an obligation to SAT for the royalty payments required by the License Agreement. Royalties expensed under the License Agreement by LifePoint were $50,000, $40,000, $100,000 and $50,000 for the years ended March 31, 2001, 1998, 1997 and 1996, respectively. No amounts were paid or due for the fiscal years ended March 31, 2000 and 1999.

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

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

  SUBSEQUENT EVENTS

On June 4, 2001, the Company and CMI, Inc. ("CMI"), a wholly-owned subsidiary of the employee-owned MPD Inc. based in Owensboro, Kentucky, entered into a renewable, three-year agreement establishing CMI as the exclusive distributor of the Impact Testing System to the law enforcement market in the United States and Canada. Lion Laboratories Ltd. ("Lion Laboratories"), an affiliate of CMI based in Barry, Wales, United Kingdom, is expected to be the exclusive distributor to the law enforcement market in Europe, Australia, New Zealand, Asia and Africa, although the Company may engage its own distributors in certain of the countries. CMI and Lion Laboratories are the market and manufacturing leaders for evidential and screening breath alcohol testing instruments in the United States and market around the world in 60 countries including Canada and those in Western Europe. CMI and Lion Laboratories will sell, and provide service and training for, the Impact Test System to the law enforcement market, including, driver testing, corrections, probation and parole, narcotics and drug courts.

On June 20, 2001, the Company sold an aggregate of 228.007 units (the "Units") at a purchase price of $35,000 per Unit. Each Unit consists of 1,000 shares of a newly designated Series C Convertible Preferred Stock, $.001 par value (the "Series C Preferred Stock"), and a Common Stock purchase warrant expiring June 19, 2006 (the "Series C Warrant") to purchase 10,000 share of the Common Stock at an initial price of $3.50 per share. Each share of the Series C Preferred Stock is convertible at the option of the holder into 10 shares of Common Stock using a fixed conversion price of $3.50 per share, which is subject to adjustment if the Company sells shares of the Common Stock (or securities convertible or exercisable into the Common Stock) at a purchase price less than the then conversion price. The Company has the option to require the holders of the Series C Preferred Stock to convert not more than 20% of the shares of the Series C Preferred Stock into Common Stock if the Closing Price of the Common Stock for ten consecutive trading days is at or above $7.50, $8.50, $9.50, $10.50 and $11.50, respectively. In connection with the offering, the Company designated 430,000 shares of the remaining 2,870,000 authorized shares of the Preferred Stock as the Series C Preferred Stock.

On June 29, 2001, the Company sold an additional 85.714 Units. As a result, the Company had outstanding 313,721 shares of the Series C Preferred Stock and Series C Warrants to purchase an aggregate of 3,137,210 shares of the Common Stock .

The Series C Preferred Stock is senior to any other series of Preferred Stock hereafter designated and the Common Stock with respect to dividends, redemption and liquidation and shall accrue a premium (the "Premium") equal to 10% per year per share, which Premium shall be paid on the last day of each of the Company's fiscal quarters, commencing September 30, 2001 in cash or shares of Common Stock, at the Company's option. There are no dividends payable with respect to the Series C Preferred Stock.

After the second closing of Units, the Company redeemed the Company's Series B Preferred Stock, thereby increasing the undesignated shares of Preferred Stock to 2,570,000.

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

  SUBSEQUENT EVENTS (continued)

Fifty percent of the proceeds from the sale of the Units and fifty percent of the corresponding shares of the Series C Preferred Stock and Series C Warrants are being held in escrow pending (a) achievement of designated milestones by the Company or (b) waiver of such achievements by each holder. Upon failure of the Company to achieve a milestone, a holder may demand a refund of the purchase price still held in escrow. In such event, the related shares and Series C Warrants will be cancelled.

The exercise price of the Series C Warrants is subject to quarterly resets during the first year if the market price is less than the then exercise price. The exercise price is also subject to adjustment in the same manner as described for the Series C Preferred Stock in the fifth preceding paragraph.

On June 18, 2001, Global Consultants, LLC d/b/a Global Capital instituted an action in the Superior Court of California, San Bernardino County, against the Company, Linda H. Masterson, its Chairman, President and Chief Executive Officer, and certain unknown parties seeking damages aggregating $4.5 million, plus interest and punitive damages for the non-issuance and termination of common stock purchase warrants for an aggregate 392,275 shares of Common Stock. The Company and Ms. Masterson have engaged counsel and intend to defend this action vigorously, believing that the plaintiff's causes of actions are without merit and there are several affirmative defenses which may be asserted, including fraud in the inducement. The defendants believe that Global Consultants entered the agreement knowing that it violated of the terms of the agreement.

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

8. QUARTERLY FINANCIAL DATA (Unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2001
Revenue	$ -	$ -	$ -	$ -

Loss from Operations	$ (1,593,309)	$ (1,754,446)	$ (1,915,093)	$ (2,324,802)

Net Loss	$ (1,447,384)	$ (1,669,611)	$ (1,869,413)	$ (2,176,121)
Earnings per Share
Basic	$ (0.05)	$ (0.06)	$ (0.06)	$ (0.07)
Diluted	$ (0.05)	$ (0.06)	$ (0.06)	$ (0.07)

2000
Revenue	$ -	$ -	$ -	$ -

Loss from Operations	$ (807,936)	$ (973,004)	$ (979,374)	$ (1,305,639)

Net Loss	$ (780,239)	$ (928,741)	$ (957,145)	$ (1,283,659)

Earnings per Share
Basic	$ (0.06)	$ (0.06)	$ (0.06)	$ (0.06)
Diluted	$ (0.06)	$ (0.06)	$ (0.06)	$ (0.06)