Form 10-K/A
period 2001-03-31
LIFEPOINT INC
filed 2001-07-31
CIK 910523

3: SECURITIES AND EXCHANGE COMMISSION

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K/A

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

LIFEPOINT, INC.

FORM 10 K/A

Fiscal Year End 03/31/01

EXPLANATORY NOTE TO AMENDMENT #1

This amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001 has been filed to amend Part III, Items 10 - 13. A Definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before August 10, 2001, which will contain, in addition to other information, the "Compensation Committee Report on Executive Compensation" and the Stock Performance Graph.

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

Thomas J. Foley 61 Senior Vice President, Research and Development

Michele A. Clark 48 Controller and Chief Accounting Officer

Larry A. Reynolds 52 Vice President, Marketing

Donald C. Fletcher 49 Vice President Operations

James Canfield 42 Vice President North American Sales

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

Business History

Linda H. Masterson has almost 30 years' industry experience and over 20 years' experience in marketing, sales and business development in the medical diagnostics, healthcare and biotechnology fields. On May 31, 1996, she was elected a director of the Company and, on July 31, 1996, the President and the Chief Operating Officer of the Company. On May 23, 1997, she became the Chief Executive Officer of the Company (formally designated as such on May 26, 1997). On June 16, 2000, she was elected as Chairman of the Board of the Company. Until May 13, 1996 when she became an employee of the then parent of the Company, she was employed as the Executive Vice President of Cholestech, Inc., a start-up diagnostic company, for which she developed and restructured that company's business strategy. In November 1993, Ms. Masterson founded Masterson & Associates, a company of which she was the President and owner until she joined Cholestech, Inc. in May 1994, which was engaged in the business of providing advice to start-up companies, including the preparation of technology and market assessments and the preparation of strategic and five-year business plans for biotech, medical device, pharmaceutical and software applications companies. From April 1992 to November 1993, Ms. Masterson was employed as the Vice President of Marketing and Sales of BioStar, Inc., a start-up biotech company focused on the commercialization of a new detection technology applicable to both immunoassay and hybridization based systems. From 1989 to 1992, she was employed as the Senior Vice President of Marketing, Sales and Business Development by Gen-Probe, Inc., a specialized genetic probe biotechnology company focused on infectious diseases, cancer and therapeutics. Prior to 1989, Ms. Masterson was employed for 12 years in various domestic and international marketing and sales positions at Johnson & Johnson, Inc., Baxter International Inc. and Warner-Lambert Company. Ms. Masterson has a B.S. in Medical Technology from the University of Rhode Island and an M.S. in Microbiology/ Biochemistry from the University of Maryland and attended the Executive Advanced Management Program at the Wharton School of Business at the University of Pennsylvania.

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

Lawrence A. Reynolds has more than 20 years of marketing and sales experience in senior management positions in the biomedical field. He became an employee of the Company on January 17, 2000 and was elected as its Vice President, Marketing and Sales on January 21, 2000 and his title was changed to Vice President, Marketing on June 8, 2001. He served as Vice President, New Business Development and Strategic Planning for Microgenics Corporation, a manufacturer of point of care diagnostic products, from January to June in 1999 until its divestiture to Sybron Corporation. From February 1997 to December 1998, he served as Vice President, International Marketing of Abaxis, Inc., a manufacturer of point of care diagnostic products. From April 1996 to February 1997, he served as managing principal of Lar Business Consulting which provided consulting services to point of care diagnostic and biomedical client companies. From 1977 to 1996, he held various managerial positions first with Syva Company ("Syva") and, after Syva's acquisition in 1995, its acquiror Behring Diagnostic, Inc. Syva is one of the leading providers of devices which test for drugs of abuse using urine as the specimen. Mr. Reynolds holds a B.S. in Chemistry and Mathematics from Haughton College and an M.S. in Laboratory Business Administration from Georgia State University.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid or accrued by the Company during fiscal 2001 and the fiscal years ended March 31, 2000 ("fiscal 2000") and 1999 ("fiscal 1999") to the sole person who served as the Chief Executive Officer during fiscal 2001 and to the other executive officers whose total annual salary and bonus exceeded $100,000 during fiscal 2001.
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation
Linda H. Masterson	2001	$ 184,673			120,000
Chief Executive Officer	2000	173,654			120,000
And President (1)	1999	184,038			50,000

Thomas J. Foley	2001	$ 142,252			60,000
Senior Vice President, Research	2000	140,000			60,000
and Development(2)	1999	135,769			220,000

Lawrence A. Reynolds	2001	$ 129,174			30,000
Vice President, Marketing (3)	2000	24,039			100,000
	1999	-			-

  Ms. Masterson was elected the President of the Company effective August 1, 1996 and designated as its Chief Executive Officer on May 26, 1997. On June 16, 2000, she was elected as the Chairman of the Board of the Company.
  Dr. Foley was elected as Vice President, Research and Development effective March 9, 1998 and his title was changed by the Board to Senior Vice President, Research and Development on March 12, 1999.
  Mr. Reynolds was elected as Vice President, Marketing and Sales on January 17, 2000 and his title was changed by the Board to Vice President, Marketing on June 8, 2001.

Option/SAR Grants in Last Fiscal Year

On August 14, 1997, the Board of Directors adopted, subject to stockholder approval, the 1997 Stock Plan providing for the granting of Options to purchase up to 1,000,000 shares of Common Stock to employees (including officers) and persons who also serve as directors and consultants of the Company. On June 5, 1998, the Board increased the number of shares subject to the 1997 Option Plan to 2,000,000, again subject to stockholder approval. Stockholder approval was given on August 13, 1998. The Options may either be incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to be granted to employees or nonqualified stock options to be granted to employees, directors or consultants. On June 16, 2000, the Board of Directors adopted, and, on August 25, 2000, the stockholders approved, the 2000 Option Plan which would permit the granting of Options to purchase an aggregate of 2,000,000 shares of Common Stock on terms substantially similar to those of the 1997 Option Plan.

As of March 31, 2001, Options to purchase an aggregate of 1,897,988 shares of the Common Stock granted to employees including officers, directors and consultants were outstanding. As of such date, Options to purchase an aggregate of 404,978 shares of the Common Stock had been exercised and Options to purchase an aggregate of 515,868 shares of the Common Stock were then exercisable. Options granted to date under both Option Plans have generally become exercisable as to one-quarter of the shares subject thereto on the first anniversary date of the date of grant and as to 1/36th of the remaining shares on such calendar day each month thereafter for a period of 36 months. Certain Options will become exercisable upon the achievement of certain goals related to corporate performance and not that of the optionee. The exercise price per share for incentive stock options under the Code may not be less than 100% of the fair market value per share of the Common Stock on the date of grant. For nonqualified stock options, the exercise price per share may not be less than 85% of such fair market value. No Option may have a term in excess of ten years. Of the Options outstanding as of March 31, 2001, all were incentive stock options except for Options to purchase an aggregate of 271,000 shares and the Options had exercise prices ranging from $.50- $6.56 per share. The Options had expiration dates ranging from August 13, 2002 to March 22, 2011.

The Company has not granted any Options to consultants other than to the two current members of the Scientific Advisory Board and the seven current members of the Substance Abuse Advisory Board, each receiving an Option to purchase 10,000 shares, and will grant a similar Option to any future member of the Advisory Boards. For information on as to Options granted to non-employee, non-consultant directors, see the section "Compensation of Directors" under this caption "Executive Compensation." For information as to two Options granted in Fiscal 2000 to two executive officers (one of who is also a director), see Item 13 "Certain Relationships and Related Transactions." Since March 31, 2001 and through the Record Date, Options were granted to four non-employee, non-consultant directors to purchase an aggregate of 40,000 shares, which Options are referred to in the second sentence of this paragraph. Options to purchase an aggregate of 208,000 shares were granted to employees, Options to purchase an aggregate of 37,400 shares have been exercised and an Option to purchase 5,000 shares has been cancelled.

The Company has never granted any stock appreciation rights.

The following table contains information concerning the grant of Options to the Chief Executive Officer of the Company and other named executive officers whose compensation for fiscal 2001 exceeded $100,000 as reported in the Summary Compensation Table under this caption "Executive Compensation."
	Individual Grants
	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees in Fiscal	Exercise or Base Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name	Granted (#)	2001(1)	($/Sh) (2)	Date	5% ($)	10% ($)

Linda A. Masterson	120,000	15.8%	$6.00	10/20/10	$1,172,400	$1,867,200

Thomas J. Foley	60,000	7.9%	$6.00	10/20/10	$586,200	$933,600

Lawrence A. Reynolds	30,000	4.0%	$3.35	3/23/11	$163,800	$260,700

  Based upon Options to purchase an aggregate of 759,308 shares of Common Stock granted in fiscal 2001.
  The exercise price is equal to 100% of the fair market value of the Common Stock at the date of grant as determined by the Compensation Committee at the time of grant.
  The potential realizable value is calculated based upon the term of the Option at the time of grant (ten years). Stock price appreciation of five percent and ten percent is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent the Company's prediction of the stock price performance.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

Options to purchase 358,684 share of the Common Stock were exercised by employees during fiscal 2001.

As indicated in the preceding section, the Company has never granted any stock appreciation rights.

The following table shows the fiscal year-end option values for the Chief Executive Officer of the Company and the other named executive officers whose compensation for fiscal 2001 exceeded $100,000 as reported in the Summary Compensation Table under this caption "Executive Compensation".
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options At Fiscal Year End ($) (1) Exercisable/Unexercisable

Linda A. Masterson	55,000	$ 247,500	225,816/195,434	$1,016,172/$879,453

Thomas J. Foley	60,400	$ 271,800	124,064/155,536	$558,288/$699,912

Lawrence A. Reynolds	-	$ -	54,677/75,323	$246,047/$338,954

    The market value of the options on March 31, 2001 is based on the closing sale price of $4.50 per share on that date.

Other Compensation

The Company currently has no pension plan in effect and has in effect no restricted stock plan, no stock appreciation rights nor any other long-term incentive plan under which grants or allocations may be made in the fiscal 2001 or thereafter.

Compensation of Directors

On January 21, 2000, the Board of Directors modified the compensation arrangements previously adopted on April 16, 1999 for outside directors. In consideration of the services to be performed as a director of the Corporation, each director:

    who is not an employee of the Corporation, or any subsidiary of the Corporation (if hereafter created), or who is not a consultant to the Corporation, or, when incorporated, any subsidiary of the Corporation, and who is not paid a fee on a monthly basis shall receive as compensation (1) an annual cash payment of $10,000, payable quarterly, but subject to retroactive pro rata adjustment in the fourth quarter if he or she fails to attend, or participate in, at least 75% of the directors' meetings held during the calendar year, and (2) a grant of an Option pursuant to the 1997 Option Plan or, since June 16, 2000, a stock option pursuant to the 2000 Option Plan, depending on the then availability of shares under the respective Plan. Each grant shall be for the right to purchase 10,000 shares (previously 15,000 shares) of the Common Stock on an annual basis, except that in the first year as a director the grant is for 15,000 shares. Except for incumbent directors as of January 21, 2000, the initial grant shall be on the day of his or her first election as a director of the Corporation, whether by the Board or the stockholders, and thereafter on the anniversary day of such first election. The exercise price of each Option or stock option shall be the Fair Market Value as determined pursuant to the 1997 Option Plan or the 2000 Option Plan on the respective date of the grant, or if not a business day, on the preceding day on which the Common Stock was traded. Each Option will expire ten years from its date of grant and will become exercisable as to one quarter of the shares of the Common Stock on the first anniversary of the date of grant and 1/36th of the remaining shares of the Common Stock on the same date each month thereafter for a period of 36 months, with any odd amount being exercisable in the 36th month.

In addition, each director is entitled to receive annually (1) a fee of $2,000 for any Board Committee as to which he or she serves as the Chairperson and (2) a fee of $1,000 for each Board Committee on which he or she serves. For information as to the three Board Committees, see "Proposal One: Election of a Class A Director - Committees and Board Meetings" included in a definitive Proxy Statement to be filed with the Securities and Exchange Commission ("the Commission") pursuant to Regulation 14A on or before August 10, 2001.

In lieu of receiving the cash payments described in the preceding two paragraphs, a director may elect, prior to the commencement of the calendar year, to receive, pursuant to either the 1997 Option Plan or the 2000 Option Plan, an Option subject to the following terms and conditions: (1) the right to purchase that number of shares of the Common Stock which is the dividend of (a) the cash compensation otherwise payable to him or her for the year and (b) the value of having the right to purchase that number of shares over a ten-year period at the exercise price hereinafter set forth, the value to be determined in accordance with a customary formula; (2) an exercise price equal to 85% of the closing sales price of Common Stock on the date of election to receive an Option in lieu of cash; and (3) an expiration date of ten years from the date of election. The number of shares is subject to the same retroactive pro rata adjustment as is the cash payment. Paul Sandler, a non-employee, non-consultant director, has made the election to receive an Option in lieu of cash payments for 2000 and, accordingly, was granted an Option expiring January 20, 2010 to purchase 3,921 shares at $2.55 per share. He has also made the same election for 2001 and, accordingly, was granted an Option expiring December 14, 2010 to purchase 3,183 shares at $3.77 per share.

Each of Peter S. Gold and Dr. Sandler, each a non-employee, non-consultant director, was granted as of April 16, 2000 an Option expiring April 15, 2010 under the 1997 Option Plan to purchase 10,000 shares of the Common Stock at $3.22 per share pursuant to the revised authorization. April 16th of each year, which commenced in 2000, will be the date of grant of an Option for each of Messrs. Gold and Sandler assuming that he is still a director of the Company on such date. Each was granted, as of April 16, 2001, an Option expiring April 15, 2011 under the 1997 Option Plan to purchase 10,000 shares at $4.09 per share.

Pursuant to the revised authorization, each of Charles J. Casamento and Stan Yakatan, each a non-employee, non-consultant director, was granted on June 16, 2000 an Option expiring June 15, 2010 under the 1997 Option Plan to purchase 15,000 shares of the Common Stock at $6.5625 per share. Assuming the person is still a director on the anniversary date, June 16 of each year, commencing 2001, will be the date of grant for an Option or a stock option for each of Messrs. Casamento and Yakatan. Each of Messrs. Casamento and Yakatan was granted, as of June 16, 2001, an Option expiring June 15, 2011 under the 2000 Option Plan to purchase 10,000 shares at $3.48 per share.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

A definitive Proxy Statement will be filed with the Securities and Exchange Commission ("the Commission") pursuant to Regulation 14A, containing information that there are no Compensation Committee interlocks and that insider participation in compensation decisions is extremely limited. The Proxy Statement will include information covering this item under the caption "Report of Compensation Committee on Executive Compensation."

Board Compensation Committee Report on Executive Compensation

A definitive Proxy Statement will be filed with the Securities and Exchange Commission ("the Commission") pursuant to Regulation 14A. The Proxy Statement will include information covering this Item under the caption "Report of Compensation Committee on Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the Record Date, certain information with respect to (1) any person known to the Company who beneficially owned more than 5% of the Common Stock, (2) each director of the Company, one of whom is a nominee for election at the Meeting, (3) the Chief Executive Officer of the Company and (4) all directors and executive officers as a group. Each beneficial owner who is a natural person has advised the Company that he or she has sole voting and investment power as to the shares of the Common Stock, except that, until a Common Stock purchase warrant or an Option is exercised, there is no voting right.

	Number of Shares	Percentage of
Name and Address	of Common Stock	Common Stock
of Beneficial Owner	Beneficially Owned	Beneficially Owned (1)

General Conference Corporation	6,547,849(2)	20.40%
of Seventh-day Adventists
12501 Old Columbia Pike
Silver Spring, MD 20804-6600

Jonathan J. Pallin (3)	3,474,889(4)	10.90%
722 Starlight Heights Drive
La Canada, CA 91011

Linda H. Masterson (5)	1,776,370(6)	5.60%
1205 South Dupont Street
Ontario, CA 91761

Peter S. Gold (7)	912,090(8)	2.90%
16027 Ventura Blvd., Suite 601
Encino, CA 91436

Paul Sandler (7)	216,011(9)	Nil
533 West Hatcher Road
Phoenix, AZ 85021

Charles J. Casamento(10)	4,374(11)	0
99 Belbrook Way
Atherton, CA 94027

Stan Yakatan(10)	4,374(11)	0
635 Euclid Avenue, Unit 110
Miami Beach, FL 33139

_________________

  The percentages computed in this column of the table are based upon 31,570,853 shares of the Common Stock which were outstanding on the Record Date. Effect is given, pursuant to Rule 13d-3(l)(i) under the Exchange Act, to shares issuable upon the exercise of the Common Stock purchase warrants and the Options currently exercisable or exercisable within 60 days of the Record Date and to the shares issuable upon the conversion of shares of the Company's Series C Convertible Preferred Stock, $.001 par value (the "Series C Preferred Stock") currently convertible or convertible within 60 days of the Record Date.
  The shares of the Common Stock reported in the table include (a) 240,000 shares issuable upon the exercise by this holder and its affiliate at $3.00 per share of a Common Stock purchase warrant expiring February 28, 2005; (b) 142,860 shares issuable upon the conversion of 14,286 shares of the Series C Preferred Stock; and (c) 142,860 shares issuable upon the exercise as $3.50 per share of a Common Stock purchase warrant expiring June 19, 2006 (the "Investor Warrant"). The shares of the Common Stock reported in the table do not include (x) an aggregate of 142,850 shares to be issued upon the conversion of an aggregate of 14,850 shares of the Common Stock and (y) an aggregate of 142,850 shares issuable upon the exercises of two Investor Warrants, the shares of the Series C Preferred Stock and the Investor Warrants described in (x) and (y) being held in escrow as of the Record Date.
  A director of the Company from October 31, 1997 to March 3, 2000 and the Chairman of the Board from October 31, 1997 to January 8, 1999.
  The shares of the Common Stock reported in the table reflect (a) 3,168,000 shares of the 5,575,306 shares acquired by Meadow Lane from SAT on October 29, 1997, of which 4,325,306 shares were initially distributed to Mr. Pallin, and (b) 306,289 shares of the 666,289 shares issuable upon the exercise of a Common Stock purchase warrant expiring January 7, 2003 (the "Meadow Lane Warrant") exercisable at $.50 per share granted to Meadow Lane. Mr. Pallin was one of the two members of Meadow Lane and received the shares and a portion of the Meadow Lane Warrant as a distribution from Meadow Lane. See Item 13 "Certain Relationships and Related Transactions."
  A director of the Company since May 31, 1996; effective August 1, 1996, its President; effective May 23, 1997, its Chief Executive Officer; and, effective June 16, 2000, its chairman of the Board.
  The shares reported in this table as being beneficially owned by Ms. Masterson are held, or, following exercise, will be held, by Robert P. Masterson and Linda H. Masterson, Trustees of the Masterson Family Trust, dated September 23, 2000, and include (a) 37,500 shares issuable upon the partial exercise at $.50 per share of an Option expiring August 13, 2007; (b) 75,000 shares issuable upon the exercise at $.50 per share of an Option also expiring April 13, 2007; (c) 75,000 shares issuable upon the exercise at $.50 per share of an Option also expiring April 13, 2007; (d) 13,316 shares issuable upon the partial exercises at $.50 per share of an Option expiring June 29, 2008; and (e) 25,000 issuable upon the exercise at $1.67 per share of an Option expiring October 9, 2009. Of the shares reported in the table, 1,350,554 shares will not be released from escrow to Ms. Masterson until her two Notes to the Company in the aggregate principal amount of $1,839,475 is paid. See Item 13 "Certain Relationships and Related Transactions." The shares of the Common Stock reported in the table do not include (x) an aggregate of 75,434 shares subject to the foregoing Options as to which the Options were not exercisable at the Record Date or within 60 days thereafter; (y) 120,000 shares issuable upon the exercise at $6.00 per share of an Option expiring October 19, 2010 which was not exercisable at the Record Date or within 60 days thereafter; and (z) an aggregate of 1,500,000 shares issuable upon the exercises at $1.72 per share of the three remaining Masterson Warrants which were not exercisable at the Record Date or within 60 days thereafter (see Item 13 "Certain Relationships and Related Transactions" elsewhere in this Amendment to Form 10-K).
  A director of the Company since December 5, 1997.
  The shares of the Common Stock reported in the table include (a) an aggregate of 200,000 shares issuable upon the exercise of two Common Stock purchase warrants expiring November 4, 2002, one for 100,000 shares exercisable at $.50 per share and the other exercisable at $1.00 per share; (b) 8,758 shares issuable upon the exercise at $1.81 per share of an Option expiring April 15, 2009; and (c) 3,332 shares issuable upon the exercise at $3.22 per share of an Option expiring April 15, 2010. The shares of the Common Stock reported in the table do not include (x) an aggregate of 12,910 shares subject to the foregoing Options as to which the Options were not exercisable at the Record Date or within 60 days thereafter and (y) 10,000 shares issuable upon the exercise at $4.09 per share of an Option expiring April 15, 2011.
  The shares of the Common Stock reported in the table include (a) 8,758 shares issuable upon the exercise at $1.81 per share of an Option expiring April 15, 2009; (b) 3,332 shares issuable upon the exercise at $3.22 per share of an Option expiring April 15, 2010; and (c) 3,921 shares issuable upon the exercise at $2.55 per share of an Option expiring January 20, 2010. The shares of the Common Stock reported in the table do not include (x) an aggregate of 12,910 shares subject to two of the foregoing Options as to which the Options were not exercisable at the Record Date or within 60 days thereafter; (y) 3,183 shares issuable upon the exercise at $3.77 per shares of an Option expiring December 14, 2010; and (z) 10,000 shares issuable upon the exercise at $4.09 per share of an Option expiring April 15, 2011.
  A director of the Company since June 16, 2000.
  The shares of the Common Stock reported in the table reflect 4,374 shares issuable upon the exercise at $6.5625 per share of an Option expiring June 15, 2010. The shares of the Common Stock reported in the table do not reflect (x) 10,636 shares subject to the foregoing Option as to which the Option was not exercisable at the Record Date or within 60 days thereafter and (y) 10,000 shares issuable upon the exercise at $3.48 per share of an Option expiring June 15, 2011.
  The shares of the Common Stock reported in the table include (a) those issuable upon the exercise of the Common Stock purchase warrants and the Options described in Notes (6), (8), (9) and (11) to the table, (b) an aggregate of 113,444 shares issuable to an executive officer upon his exercises at $.50 per share of four Options each expiring March 20, 2008 and a fifth Option expiring June 30, 2008; (c) 6,250 shares issuable to the same executive officer upon the exercise at $1.67 per share of an Option expiring October 9, 2009; (d) 9,369 shares issuable to a second executive officer upon her exercise at $1.81 per share of an Option expiring April 15, 2009; (e) 9,369 shares issuable to such second executive officer upon her exercise at $1.87 per share of an Option expiring November 16, 2009; (f) an aggregate of 54,677 shares issuable to a third executive officer upon his exercises at $2.83 per share of three Options each expiring January 20, 2010; and (g) an aggregate of 21,250 shares issuable to a fourth executive officer upon his exercises at $4.81 per share of three Options each expiring August 24, 2010. The shares of the Common Stock reported in the table do not include (q) an aggregate of 117,824 shares issuable to the first executive officer upon his exercises of the five Options described in (b); (u) 6,250 shares issuable to the first executive officer upon his exercise of the Option described in (c); (v) 20,844 shares issuable to the second executive officer upon her exercise of the Option described in (d); (w) 43,131 shares issuable to the second executive officer upon her exercise of the Option described in (e); (x) an aggregate of 75,323 shares issuable to the third executive officer upon his exercises of the three Options described in (f); (y) an aggregate of 63,750 shares issuable to the fourth executive officer upon his exercises of the three Options described in (g); and (z) 100,000 shares issuable to a fifth executive officer upon his exercise at $3.85 per share of an Option expiring June 7, 2011, none of the Options described in this sentence being exercisable at the Record Date or within 60 days thereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 10, 1997, Substance Abuse Technologies, Inc. ("SAT"), the then parent of the Company, filed a petition for reorganization under the Federal Bankruptcy Code, which reorganization proceeding was successfully completed on May 26, 1998. However, in September 1997, the then three directors of the Company including Linda H. Masterson (who currently is the Chairman of the Board, President and Chief Executive Officer of the Company), who were also directors of SAT, decided, at the request of Ms. Masterson, to resolve the Company's financial problems at that time outside the bankruptcy court and, accordingly, no petition in bankruptcy was filed for the Company. The Company subsequently successfully raised funds to continue the development of the product being commercialized and has significantly increased stockholder value during the past three years.

On October 29, 1997, with the approval of its bankruptcy court, SAT sold its controlling stockholder interest in the Company (i.e., 5,575,306 shares or 76.4% of the 7,297,206 then outstanding shares of the Common Stock) to Meadow Lane Partners, LLC ("Meadow Lane"), which action, together with the subsequent resignations of two directors who served on both boards of directors, terminated SAT's relationship as the parent of the Company. On November 4, 1997, Ms. Masterson resigned as a director of SAT, thereby severing the last of the relationships between SAT and the Company.

See the section "Employment and Severance Agreements" under this caption "Certain Relationships and Related Transactions" for information relating to the Company's severance agreement with Linda H. Masterson, the Chairman of the Board, the President, the Chief Executive Officer and a director of the Company.

On October 10, 1999 (as modified by the Board on April 5, 2000 and the Compensation Committee on March 23, 2001), after over four months of due diligence, the Compensation Committee granted to Ms. Masterson five Common Stock purchase warrants (the "Masterson Warrants"), each to purchase 500,000 shares of the Common Stock at $1.72 per share, which exercise price was the average of the high bid and low asked prices of the Common Stock during the prior 20 trading days. Each of the Masterson Warrants was not to become exercisable unless the Company achieved a specified goal before a specified date as follows:

(1) A definitive agreement with a strategic partner was executed on or before October 9, 2001;

(2) A second definitive agreement with another strategic partner is executed on or before October 9, 2003;

(3) A financing pursuant to which the Company realized at least $4,500,000 in net proceeds was closed on or before October 9, 2000;

(4) The clinical trials for the saliva based testing product are completed on or before December 31, 2001; and

(5) Sales of the Company's saliva based testing product to third parties (other than to a strategic partner) aggregating at least $100,000 are consummated on or before March 31, 2001.

Each of the Masterson Warrants expires five years from the date the Warrant becomes exercisable, but not later than five years from the respective deadline dates as set forth above. Both the first and third Masterson Warrants became exercisable and Ms. Masterson has exercised the same.

On October 10, 1999 (as modified by the Board on April 5, 2000 and the Compensation Committee on March 23, 2001), the Compensation Committee granted to Thomas J. Foley, the Senior Vice President, Research and Development of the Company, two Common Stock purchase warrants (the "Foley Warrants"), each to purchase 250,000 shares of the Common Stock at the same exercise price as for the Masterson Warrants. Each of the Foley Warrants will not become exercisable unless the Company achieves a specified goal before a specified date as follows:

(1) The saliva based testing product is submitted to the FDA for approval on or before December 31, 2001; and

(2) Sales of the saliva based testing product to third parties (other than to a strategic partner) aggregating at least $100,000 are consummated on or before March 31, 2002.

Each of the Foley Warrants expires as provided for the Masterson Warrants.

All of the remaining three Masterson Warrants and the Foley Warrants will become immediately exercisable in the event of a "hostile takeover" of the Company (as such term is defined in the Warrants). In addition, if a Masterson Warrant or a Foley Warrant is terminated for a reason other than cause or disability (as such terms are defined in the Warrants) or death, the applicable Warrant will also become exercisable upon the happening of the event, but only if the holder has made a substantial contribution to the achievement of the goal. The Warrant terminates before becoming exercisable in the event there is no such contribution or in the event the reason for the termination is cause, disability or death. Each of the remaining three Masterson Warrants or the Foley Warrants terminates, even if it has become exercisable, if the holder is terminated for cause.

On October 20, 2000, pursuant to its policy of making annual reviews of each optionee, the Compensation Committee also granted, pursuant to the LifePoint, Inc. 2000 Option Plan (the "2000 Option Plan"), stock options ("Options") expiring October 19, 2010 exercisable at $6.00 per share to Ms. Masterson to purchase 120,000 shares of the Common Stock and Mr. Foley to purchase 60,000 shares of the Common Stock. These Options become exercisable in accordance with the terms of the 2000 Option Plan (see "Executive Compensation-Option/SAR Grants in the Last Fiscal Year" elsewhere in this Amendment to Form 10-K).

On March 6, 2000 and June 16, 2000, the Compensation Committee authorized that executive officers who are optionees under the LifePoint, Inc. 1997 Stock Option Plan ("the 1997 Option Plan") and the 2000 Option Plan, respectively, or who hold Common Stock purchase warrants (as, for example, the Masterson Warrants and the Foley Warrants) may exercise an Option or a warrant by delivering a promissory note (the "Note") to the order of the Company providing as follows: (1) principal and interest on the Note shall become due and payable on the earlier to occur of (a) the first business day which is 18 months after the date of the Note (which date of the Note shall be the date of exercise of the Option or warrant) or (b) the shares of the Common Stock securing the Note are sold; (2) payments of principal and interest shall be secured by a pledge of the shares issued upon the exercise of the Option or warrant; (3) the principal due under the Note shall bear interest at the rate equal to the amount required to be charged under the Internal Revenue Code of 1986, as amended (the "Code"), at the date of the Note, so that the interest will not be deemed to be "below market" under Section 7872 of the Code; (4) the Note may be prepaid at any time without penalty provided that the net proceeds from any sale of the shares of the Common Stock so pledged shall be applied as a prepayment; and (5) the Note shall become due and payable in the event of an Event of Default (as defined in the Note) which shall occur (a) on the executive officer's failure to pay principal and interest when due, which default is not cured within 30 days, (b) if a bankruptcy or similar petition is filed against the executive officer and not discharged within 60 days, (c) if the executive officer seeks relief under Title 11 of the United States Code or similar statute or (e) when the executive officer is unable to pay his or debts as they mature; provided that this method of exercise may be used by an officer only two times in any fiscal year. The Transfer Agent for the Common Stock is directed to deliver the certificates evidencing the shares of the Common Stock issued upon exercise to Robert W. Berend, the Secretary of the Company and a partner of Wachtel & Masyr, LLP, general counsel to the Company, to be held as security for the Company's loan. In authorizing this procedure to exercise, the Compensation Committee noted that, if an executive officer was required to sell his or her shares received upon exercise to meet tax or other obligations, he or she could subject himself or herself to "short swing" liability under Section 16(b) of the Exchange Act or violate some "lock-up" provision a future underwriter may impose on directors and officers of the Company and that permitting this method of exercise might ease problems under Section 422(d) of the Code relating to incentive stock options which first become exercisable in a year with a value in excess of $100,000 having the excess shares losing their incentive stock option treatment under the Code, thereby subjecting the executive officer to immediate tax liability. The Compensation Committee also noted that this type of exercise was permitted to optionees in other public companies.

As a result of the procedure described in the preceding paragraph, the following Notes were outstanding as of the Record Date from Ms. Masterson, Mr. Foley and Michele A. Clark, the Controller and Chief Accounting Officer of the Company:

Name of Executive Officer	Principal Amount of Note	Number of Shares	Due Date of Note

Linda H. Masterson	$916,875.00	995,554[1]	9/6/01
Linda H. Masterson	$922,600.00	555,000[2]	5/30/02
Thomas J. Foley	$30,400.00	60,400	1/20/02
Thomas J. Foley	$42,783.50	35,842	10/16/02
Michele A. Clark	$24,435.00	13,500	11/17/01
Michele A. Clark	$34,754.47	18,787	5/27/02

    900,000 of these shares were issued upon the exercises of three Common Stock purchase warrants and also secure this loan.
    500,000 of these shares were issued upon the exercise of a Common Stock purchase warrant and also secure this loan.

Employment and Severance Agreements

There are no employment agreements currently in effect in the Company.

Pursuant to a Severance Agreement dated as of October 27, 1997 (the "Masterson Severance Agreement") between the Company and Linda H. Masterson, in the event that Ms. Masterson is terminated without cause (as defined in the Masterson Severance Agreement), she will be paid severance pay in a lump sum amount equal to her annual base salary that would have been paid to her had she not been terminated during the period between the date of termination and October 27, 2001.