Form 10-Q
period 2001-06-30
LIFEPOINT INC
filed 2001-08-17
CIK 910523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

As of August 8, 2001 - Common Stock, $.001 Par Value, 31,570,853 shares

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
LIFEPOINT, INC.
(a Development Stage Enterprise)
BALANCE SHEET
	June 30	March 31
	2001	2001
ASSETS

Current assets:
Cash and cash equivalents	$ 5,258,274	$6,227,894
Restricted cash - Series C escrow	5,490,105	-
Prepaid expenses and other current assets	492,092	380,869
Total current assets	11,240,471	6,608,763
Property and equipment, net	2,369,536	2,110,612
Patents and other assets, net	601,358	346,755
	$14,211,365	$ 9,066,130
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 625,699	$ 721,332
Accrued expenses	426,843	439,455
Capital lease -short term	541,754	573,671
Total current liabilities	1,594,296	1,734,458
Capital lease - long term	567,119	641,560
Series C escrowed shares	5,490,105	-
	7,651,520	2,376,018
Commitments and contingencies (Note 8)
Stockholders' equity:
Series B 20% Cumulative Convertible Preferred Stock, $.001
par value, 600,000 shares authorized, no shares
outstanding at June 30, 2001	-	75
Series C 10% Cumulative Convertible Preferred Stock, $.001
par value, 600,000 shares authorized, 313,720
outstanding at March 31, 2001	157	-
Common stock, $.001 par value; 50,000,000 shares authorized,
31,570,853 and 31,516,927 shares issued and outstanding at
June 30, 2001 and March 31, 2001, respectively	31,571	31,517
Additional paid-in capital	37,149,095	34,733,520
Note receivable - stockholder	(2,071,648)	(2,028,864)
Deficit accumulated in the development stage	(28,549,330)	(26,046,136)
Total stockholders' equity	6,559,845	6,690,112
	$14,211,365	$ 9,066,130

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.
(a Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)
			Cumulative
	For the		From
	Three Months Ended		October 8, 1992
	June 30,		(Inception) to
	2001	2000	June 30, 2001

Revenues	$ -	$ -	$ -

Costs and Expenses:
General and Administrative Expenses	765,544	450,885	8,502,988
Research and Development	1,625,995	1,097,424	16,091,596
Depreciation and Amortization	108,000	45,000	1,382,207
Interest Expense - Parent	-	-	95,790
Management Fees - Parent	-	-	2,089,838

Total Costs and Expenses	2,499,539	1,593,309	28,162,419

Loss from Operations	(2,499,539)	(1,593,309)	(28,162,419)

Other Income/(Expense)
Interest income (expense) net	(3,655)	145,925	914,446
Loss on disposal of property and equipment			(212,501)
Loss on sale of marketable securities			(627,512)
Interest income - parent			102,167

Net Loss	$ (2,503,194)	$ (1,447,384)	$ (27,985,819)

Earnings per Common Share:
Weighted Average Common Shares
Outstanding	30,532,537	29,884,639

Net Loss Per Common Share	$ (0.08)	$ (0.05)

Earnings per Common Share, Assuming
Dilution:
Weighted Average Common Shares
Outstanding	30,532,537	29,884,639

Net Loss Per Common Share, Assuming
Dilution	$ (0.08)	$ (0.05)

The accompanying notes are an integral part of the financial statements.

	LIFEPOINT, INC.
	(a Development Stage Enterprise)
	STATEMENTS OF CASH FLOWS
	(Unaudited)		Cumulative From
			October 8, 1992
	Three Months Ended June 30		(Inception) to
	2001	2000	June 30, 2001

Operating Activities
Net loss	$ (2,503,194)	$ (1,447,384)	$ (27,985,819)
Adjustments to reconcile net loss to net
cash used by operating activites:
Depreciation and amortization	108,000	45,000	1,382,207
Consulting expense	-	-	361,160
Loss on disposal of property and equipment	-	-	237,976
Loss on marketable securities	-	-	627,512
Amortization of bond discount	-	-	(4,855)
Changes in operating assets and liabilities:
Change in prepaid expenses and other
current assets	(5,601,328)	(17,476)	(5,857,796)
Change in other assets	(254,603)	(51,054)	(509,037)
Change in accounts payable	(95,633)	(89,969)	680,058
Change in accrued expenses	5,477,493	(11,552)	5,393,577
Net cash used by operating activities	(2,869,265)	(1,572,435)	(25,675,017)
Investing Activities
Sale of marketable securities	-	-	3,285,625
Purchase of marketable securities	-	-	(3,908,281)
Purchases of property and equipment	(365,977)	(124,424)	(1,770,178)
Proceeds from sale of property and equipment, net	-	-	80,828
Additional patent costs	-	(1,891)	(107,515)
Net cash provided (used) by investing activities	(365,977)	(126,315)	(2,419,521)
Financing Activities
Sales of common stock	-	-	20,446,226
Expenses of common stock offering	-	-	(2,286,292)
Net sales of preferred stock	2,490,105	-	11,490,105
Expenses of preferred stock offering	(164,801)	-	(903,252)
Exercise of stock options	2,623	14,760	152,119
Exercise of warrants	45,000	226,340	1,719,915
Payments of loan to parent	-	-	(1,917,057)
Proceeds of loan by parent	-	-	1,634,762
Proceeds of loan payable - parent	-	-	4,715,067
Payment of loan payable - parent	-	-	(1,299,782)
Payments on Note Rec by stkhldr	-	-	-
Proceeds of capital leases	-	-	101,572
Payments of capital leases	(106,358)	(21,777)	(500,571)
Proceeds of brokerage loan payable	-	-	2,674,683
Payments of brokerage loan payable	-	-	(2,674,683)
Net cash provided (used) by financing activities	2,266,569	219,323	33,352,812
Increase (decrease) in cash and cash equivalents	(969,620)	(1,479,427)	5,258,274
Cash and cash equivalents at beginning of period	6,227,894	9,483,624	-
Cash and cash equivalents at end of period	$ 5,258,274	$ 8,004,197	$ 5,258,274

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.
(a Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
	(Unaudited)		Cumulative From
October 8, 1992
	Three Months Ended June 30		(Inception) to
	2001	2000	June 30, 2001
Supplemental Disclosure of
Cash Information:
Cash paid for interest	$ 39,150	$ 8,172	$ 337,157
Noncash operating activities:
Value of common stock for
consulting services	$ -	$ -	$ 203,340
Noncash investing activities:
Value of assets transferred to lessor
in lieu of payment on capital leases	$ -	$ -	$ 71,405
Noncash financing activities:
Value of common stock issued and
additional paid-in capital for the
transfer of assets from Parent	$ -	$ -	$ 781,060
Value of common stock issued to
Parent and additional paid-in capital
for the forgiveness of debt	$ -	$ -	$ 3,160,502
Value of common stock warrants issued
for consulting services	$ -	$ -	$ 187,500
Value of common stock issued and
additional paid-in capital issued as
dividends on preferred conversion	$ -	$ -	$ 552,110
Value of common stock warrants issued
for preferred stock offering	$ -	$ -	$ 133,559
Value of preferred stock converted to
common stock	$ -	$ -	$ 12,000
Value of common stock warrants converted
to common stock in exchange for note	$ -	$ -	$ 1,920,000
Value of common stock options converted
to common stock in exchange for note	$ 42,784	$ 24,435	$ 251,648
Value of common stock surrendered as
payment on note	$ -	$ -	$ 106,992

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001

(Unaudited)

NOTE 1 - Basis of Presentation

In the opinion of LifePoint, Inc. (the "Company"), the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments except as disclosed below) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors that are beyond the control of the Company. This Report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (the "Annual Report").

NOTE 2. - Continuing Operations and Liquidity

During the period from October 8, 1992 (inception) through June 30, 2001, the Company has realized no revenues and has accumulated losses of $27,985,819. Recovery of the Company's assets is dependent upon future events, including commercialization of the Company's product and ultimately achieving profitable operations. The outcome of these events is indeterminable.

On July 14, 1999 the Company entered into an equipment lease financing agreement for $300,000 with FirstCorp of Portland, Oregon, which is discussed further in Note 4 under the caption "Lease Commitments."

On August 28, 2000 the Company entered into a lease financing agreement with Finova Capital Corporation ("Finova") of Scottsdale, Arizona whereby Finova agreed to provide LifePoint with up to a $3,000,000 lease line for the purchase of equipment including up to $500,000 of leasehold improvements (at June 30, 2001 $1,250,000 had been drawn against the line). The master lease agreement provides for individual closing schedules of not less than $250,000 (up to three schedules may have an aggregate closing cost of not less than $100,000). Each closing schedule will be financed for 36 months at a rate equal to the current three-year U.S. Treasury Notes, but not less than 6.79%. At the end of each schedule, LifePoint will have the option to purchase all (but not less than all) of the equipment at 15% of the original equipment cost. Included in cash and cash equivalents is $900,000 of restricted cash the Company is required to maintain in accordance with the master lease agreement. Although the Company had met the requirements to have the restricted cash plus interest released by June 30, 2001, Finova had not complied with the request. The Company is in discussions with Finova to secure the return of the aforementioned deposit.

In June 2001, the Company realized approximately $11,000,000 in gross proceeds from the sale of 313.721 Units, each Unit consisting of 1,000 shares of the Series C Preferred Stock and a Common Stock purchase warrant to purchase 10,000 shares of the Common Stock. The Company had previously realized $3,000,000 in gross proceeds from the sale of 75,000 shares of the then designated Series B Preferred Stock; however, the $3,000,000 purchase price for these shares was applied to purchase Units and the shares of Series B Preferred Stock were cancelled and the related Common Stock purchase warrants surrendered. As a result, management believes that the net proceeds from the two offerings will be sufficient to enable the Company to reach the period when the Company can reasonably expect to achieve profitability. However, if there are delays in the Company meeting its timetable, the Company may require additional funding. In addition, because 50% of the proceeds from the offering are held in escrow (for a total of $5.5 million included in restricted cash in escrow) against the achievement by the Company of certain designated milestones, the Company could have to refund some or all of these proceeds held in escrow.

As a safe guard should such possibility occur, the Company is seeking to sell, on or prior to mid-September, up to an additional 114 Units on the same basis as described in the preceding paragraph. If successful, the Company would realize additional gross proceeds of approximately $2,000,000 to 4,000,000. However, until the Company closes the sales of these additional units, there is always the risk that the potential investors may not be receptive to making an investment, particularly in the Company, at the time management desires, especially

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001

(Unaudited)

(Continued)

NOTE 2. - Continuing Operations and Liquidity (continued)

because of the general decline in stock market prices which has occurred since the beginning of 2000 and continuing in the first and second quarters of calendar year 2001.

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

Management believes that, with the net proceeds from the private placement and the strategic partnering fees described in the preceding paragraphs, the Company has sufficient funds to complete field trials and pilot studies, initiate marketing and reach profitability, expected to occur five quarters post product introduction. There can be no assurance that management's estimate as to costs and timing will be correct. Any delays may further increase the Company's costs.

NOTE 3 - Property and Equipment

Property and equipment is summarized as follows:

	June 30,	March 31,
	2001	2001
Furniture and Fixtures	$1,840,117	$1,483,892
Test Equipment	425,768	425,768
Leasehold Improvements	1,334,091	1,324,340
	3,599,976	3,234,000
Less: Accumulated Depreciation	1,230,440	1,123,388
	$2,369,536	$2,110,612

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

On April 26, 2000, the Company entered into a lease agreement for administrative offices and manufacturing facility commencing May 1, 2000, which terminates on July 31, 2005. In addition to rent of $226,000 per year, LifePoint will pay for real estate taxes and other occupancy costs. The Company may elect to terminate the lease at the end of four years and has the right to two 2-year renewal options. The lease also allows for rent abatement in three of the first twelve months as a tenant improvement allowance in addition to the $30,000 paid by the lessor.

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001

(Unaudited)

(Continued)

NOTE 4 - Commitments and Contingencies (continued)

Lease Commitments (continued)

The Company leases certain equipment under noncancelable lease arrangements. These capital leases expire on various dates through 2004 and may be renewed for up to 12 months. Furniture, fixtures and equipment includes assets acquired under capital leases of $1,503,400 as of June 30, 2001.

Significant Contracts

Effective January 1, 1993, LifePoint entered into a sub-license agreement with Substance Abuse Technologies ("SAT") in which LifePoint sublicensed all of SAT's rights under a license agreement (the "License Agreement") with the United States Navy (the "USN").

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

With the sale of SAT,s majority-owned position in LifePoint, the USN also agreed to transfer its License Agreement with SAT directly to LifePoint. An amendment dated November 12, 1997 was executed to modify the up-front $100,000 annual minimum payment to be paid in several payments over the year; it also included a onetime payment of $10,000 for any outstanding debt due to the USN from SAT. LifePoint has assumed all of SAT's rights and undertaken all of SAT's obligations under the License Agreement.

In April 1999, the Company and the USN completed negotiations for an expansion of the License Agreement. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva and urine. The royalty rate payable to the USN is 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales. The minimum royalty payment for calendar year 2001 is $50,000 and $100,000 a year thereafter.

NOTE 5 - Stockholders' Equity

On June 20, 2001, the Company sold, at $35,000 per Unit, to eleven investors (including three of the purchasers of shares of the Series B Preferred Stock) an aggregate of 228.007 Units, each Unit consisting of 1,000 shares of a newly-designated series of the Preferred Stock designated the Series C Convertible Preferred Stock (the "Series C Preferred Stock") and a Warrant expiring June 19, 2006 (i.e., the "Investor Warrant") to purchase 10,000 shares of the Company's Common Stock, $.001 par value (the "Common Stock"), at $3.50 per share.

430,000 shares of the 3,000,000 authorized shares of the Company's Preferred Stock have been designated as the Series C Preferred Stock in order to cover not only the original sale by the Company, but also subsequent sales during the 90 days after the original issuance on June 20, 2001. On June 29, 2001, an additional 85.713 Units

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001

(Unaudited)

(Continued)

NOTE 5 - Stockholders' Equity (continued)

were sold to the Series B Preferred Stock investors as described in the preceding section . Accordingly, as of June 30, 2001, there were outstanding an aggregate of 313,720 shares of the Series C Preferred Stock and Investor Warrants to purchase an aggregate of 3,137,200 shares.

Pursuant to an escrow agreement, 50% of the proceeds, the shares of the Series C Preferred Stock and the Investor Warrants are held in escrow, to be released upon achievement by the Company of the following two milestones:

  (i) confirmation that the Company has sold at least an additional 57 Units for an aggregate of at least 371 Units and (ii) receipt of validation from an independent third party, which is selected by 70% of the holders owning 42,857 shares or more of the Series C Preferred Stock, that the IMPACT Test System produces data and functions as expected to be outlined in a 510(k) application to be submitted to the FDA, both milestones to be achieved on or prior to December 31, 2001, and confirmation that the Company has received bona fide orders for the sale of the IMPACT Test System in an amount not less than $250,000 on or prior to March 31, 2002.

Any holder of the Series C Preferred Stock may, at any time, waive compliance with either milestone and receive a release from escrow. The second milestone does not become operational unless the first milestone is achieved or compliance therewith is waived by the holders whose securities are still held in escrow. Upon non-achievement of a milestone, a holder can request that its purchase price then held in escrow be refunded to the holder. In such event the related shares of the Series C Preferred Stock and Investor Warrant or Warrants would be cancelled.

During the quarter ended June 30, 2001, stock options were granted to fourteen employees to purchase 208,000 shares of the Common Stock at $3.85 per share. During the quarter ended June 30, 2001, annual option grants to purchase 40,000 shares of the Common Stock at prices ranging from $3.48 to $4.09 per share were granted to four continuing directors of the Company. As of June 30, 2001, there were outstanding, under the stock option plan, stock options to purchase an aggregate of 2,089,562 shares held by a total of 43 employees, 2 Scientific Advisory Board members, 7 Substance Abuse Advisory Board members and 4 directors.

During the quarter ended June 30, 2001, the Company issued warrants to the Placement Agent and two firms as partial payment for services associated with the placement of shares of the Series C Preferred Stock. As of June 30, 2001, there were warrants outstanding to purchase 11,730,518 shares of the Company's stock, including the warrants issued as part of the Series C Preferred Stock offering which raised approximately $11 million gross proceeds for the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

LifePoint, Inc. is a medical technology company designing the Impact Test System - a rapid diagnostic testing, screening, and therapeutic drug monitoring device for use in the workplace, home health care, ambulances, pharmacies and law enforcement. LifePoint is focused on the commercialization of the flow immunosensor technology licensed from the Naval Research Laboratories. This patented technology, when used in conjunction with LifePoint's own patented and proprietary technologies using saliva as a non-invasive test specimen, has allowed for the development of a broadly applicable non-invasive, rapid, on-site diagnostic test system. The first product being commercialized is for the simultaneous detection of drugs of abuse and alcohol, estimated to be over a $1.6 billion market by 2002.

Liquidity and Capital Resources.

The Company is a development stage enterprise with no earnings history. Since its inception, the Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company does not anticipate generating revenue from product sales until the end of the third quarter of 2001 at the earliest. There can be no assurance as to when the Company will achieve profitability, if at all.

Because the Company has not produced any revenues as a result of its being a development stage company, it has been dependent, since gaining its independence from SAT in October 1997, on the net proceeds derived from six private placements pursuant to Regulation D under the Securities Act to fund its operations. The succeeding three paragraphs describe the private placements in Fiscal 2000 and 2001.

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

As a result of the $9,200,000 in gross proceeds realized in the Company's fourth private placement which was closed in February and March 2000, management believed, as the Company had previously announced, that the Company had sufficient funds to complete the commercialization of its testing product and bring the same to market. This expectation has proven to be correct. However, as the Company had also previously reported, the Company also required additional funds to bridge the gap between the time the Impact Test System was first brought to market and the time the resultant revenues from sales of such product resulted in profitability. As reported in Item 1 to this Report, in June 2001, the Company realized approximately $11,000,000 in gross proceeds from the sale of 313.721 Units, each Unit consisting of 1,000 shares of the Series C Preferred Stock and a Series C Warrant to purchase 10,000 shares of the Common Stock. The Company had previously realized $3,000,000 in gross proceeds from the sale of 75,000 shares of the then designated Series B Preferred Stock; however, the $3,000,000 purchase price was used to purchase Units and the shares of the Series B Preferred Stock were cancelled and the Common Stock purchase warrants surrendered. As a result, management believes that the net proceeds from the two offerings will be sufficient to enable the Company to reach the period when the Company can reasonably expect to achieve profitability. However, if there are delays in the Company meeting its timetable, the Company may require additional funding. In addition, because 50% of the proceeds from the offering are held in escrow against the achievement by the Company of certain designated milestones, the Company could have to refund some or all of these proceeds held in escrow.

As a safe guard should such possibility occur, the Company is seeking to sell, on or prior to mid-September, up to an additional 114 Units on the same basis as described in the preceding paragraph. If successful, the Company would realize additional gross proceeds of approximately $2,000,000 to 4,000,000. However, until the Company closes the sales of these additional units, there is always the risk that the potential investors may not be receptive to making an investment, particularly in the Company, at the time management desires, especially because of the general decline in stock market prices which has occurred since the beginning of 2000 and continuing in the first and second quarters of 2001.

Management believes that, with the net proceeds from the private placement described in the second preceding paragraph, the Company has sufficient funds to complete commercialization, generate field trials and pilot studies, initiate marketing and reach profitability, expected to occur five quarters post product introduction. There can be no assurance that management's estimate as to costs and timing will be correct. Any delays may further increase the Company's costs.

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

Management has investigated the possibility of an underwritten public offering and has received expressions of interest from several well-known firms, but only on a post-revenue basis. However, because the market currently is not generally receptive to public offerings, there can be no assurance that stock market conditions later in 2001 or 2002 will be receptive to a public offering by the Company, especially in view of the volatility of the market generally in 2000 and the first two quarters of calendar year 2001. In addition, competitive conditions in the substance abuse testing industry at that time may make the Company less attractive to potential public investors. See the section "Competition" under the caption "Business" in the Annual Report.

There can be no assurance that the Company will be successful in securing additional financing, whether through a capital leasing firm, a strategic partner, a public offering or a private placement.

If all of the Warrants to purchase an aggregate of 11,730,518 shares of the Common Stock which were outstanding on June 30, 2001 were subsequently exercised, the Company would realize $31,744,907 in gross proceeds. If all of the Options pursuant to the two Stock Option Plans to purchase an aggregate of 2,089,562 shares outstanding on June 30, 2001 were subsequently exercised, the Company would realize $5,996,363 in gross proceeds. However, there can be no certainty as to when or if any of these securities will be exercised, especially as to the Options and certain of the Warrants that were not all currently exercisable as of June 30, 2001. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

Results of Operations

Three Months Ended June 30, 2001 vs. June 30, 2000

During the quarter ended June 30, 2001, the Company spent $1,625,995 on research and development and an additional $765,544 on selling, general and administrative expenses, as compared with $1,097,424 and $450,885, respectively, during the quarter ended June 30, 2000. The increase of $528,571, or 48.2%, in research and development expenditures in 2001 is primarily attributable to the initiation of pilot manufacturing and clinical trials for the IMPACT Test System™. General and administrative expenses increased $314,659, or 69.8%, as the Company prepares for product launch in September with ad placements, marketing materials and attendance at various tradeshows. The Company is also continuing its lobbying efforts through the presentation of technical papers and working with various governmental agencies to set standards for the approval of a saliva-based evidential instrument. Overall staffing for the quarter ended June 30, 2001 increased 82% in comparison to the same period in 2000.

From inception on October 8, 1992 to June 30, 2001, the Company has spent $16,091,596 on research and development and $8,502,988 on selling, general and administrative expenses. Management fees paid to SAT aggregated an additional $2,089,838 during such period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Annual Report for information with respect to the legal action instituted by Global Consultants, LLC.

Item 2. Changes in Securities

    Not applicable
    For information as to limitations on the Common Stock imposed by the issuance of the Series C Preferred Stock, see the section "New Series C Preferred Stock" under the caption "Material Changes" in the Prospectus constituting Part I of the Company's Registration Statement on Form S-3, File No. 333-65536 (the "Registration Statement"), which became effective August 13, 2001, which section is incorporated herein by this reference.
    The following securities which were not registered upon issuance pursuant to the Securities Act of 1933, as amended (the "Securities Act"), were issued during the quarter ended June 30, 2001, although the underlying shares of the Common Stock are being registered under the Securities Act in the Company's Registration Statement on Form S-3, File No. 333-65540, for resale by the holders, which Registration Statement is not yet effective:
    Shares of Series C Preferred Stock and Investor Warrants
      See Note 5 to Financial Statements in Part I of this Report for information as to the issuance of these securities.
      There were no underwriters and, accordingly, no underwriting discounts or commissions. Wells Fargo Van Kasper LLC (the "Placement Agent") acted as placement agent for this private placement. The securities were sold to eleven entities which qualify as accredited investors as such term is defined in Rule 501(a) of Regulation D under the Securities Act.
      The Company realized $10,980,200 in gross proceeds from this offering.
      The Company claims that the offering was exempt pursuant to Section 4(2) of the Securities and Rule 506 of Regulation D thereunder in that these were transactions by an issuer not involving any public offering, the sales being to accredited investors, each of which gave an investment representation.
      The shares of the Series C Preferred Stock are convertible into shares of the Common Stock at an initial conversion price of $3.50 per share and the Investor Warrants are exercisable initially at $3.50 per share. For additional information, reference is made to the sections "New Series C Preferred Stock-(4) Conversion" and "Series C Warrants" in the Prospectus constituting Part I of the Registration Statement, which sections are incorporated herein by this reference.
      Not applicable
    Placement Agent's and Finder's Warrants
      As of June 20 and June 29, 2001, the Company issued two Placement Agent's Warrants expiring June 14, 2006 to purchase an aggregate of 330,005 shares of the Common Stock and two Finder's Warrants also expiring June 19, 2006, one to purchase 10,000 shares of the Common Stock and the other to purchase 7,994 shares of the Common Stock.
      There were no underwriters and, accordingly, no underwriting discounts or commissions. The Placement Agent's Warrants were issued to the Placement Agent, while the Finder's Warrants were issued to Ladenburg Thalmann & Co. Inc. and EHC Consulting, respectively.
      The Placement Agent's and the Finder's Warrants were issued in consideration of the holders' services in connection with finding the purchasers described above in (c)(1).
      The Company claims that the issuances of the Placement Agent's and the Finder's Warrants were exempt under Section (4)(2) of the Securities Act as transactions not involving a public offering, each holder giving an investment representation.
      The Placement Agent's and the Finder's Warrants are each exercisable at $3.50 per share.
      Not applicable

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

    Exhibits

    None

    Reports on Form 8-K

On June 25, 2001, the Company filed with the Securities and Exchange Commission a Current Report on Form 8K related to the Company's press release, also dated June 25, 2001, regarding the Company's recently completed $11 million equity offering of Series C Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

LIFEPOINT, INC.

(Registrant)

Date: August 17, 2001 By /s/ Michele A. Clark

Michele A. Clark

Controller and Chief Accounting Officer