Form 10-Q
period 2001-09-30
LIFEPOINT INC
filed 2001-11-14
CIK 910523

3: UNITED STATES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of October 31, 2001 - Common Stock, $.001 Par Value, 31,746,499 shares

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
LIFEPOINT, INC.
(a development stage enterprise)
BALANCE SHEET
	September 30
	2001	March 31
	(unaudited)	2001
ASSETS

Current assets:
Cash and cash equivalents	$ 3,883,690	$ 6,227,894
Restricted cash - Series C escrow	6,217,470	-
Prepaid expenses and other current assets	509,198	380,869
Total current assets	10,610,358	6,608,763
Property and equipment, net	2,454,474	2,110,612
Patents and other assets, net	586,836	346,755
	$ 13,651,668	$ 9,066,130
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 1,130,309	$ 721,332
Accrued expenses	588,035	439,455
Capital lease -short term	509,837	573,671
Total current liabilities	2,228,181	1,734,458
Capital lease - long term	529,810	641,560
Series C escrowed shares	6,217,470	-
	8,975,461	2,376,018
Commitments and contingencies (Note 8)
Stockholders' equity:
Series B 20% Cumulative Convertible Preferred Stock, $.001
par value, 600,000 shares authorized, no shares
outstanding at June 30, 2001	-	75
Series C 10% Cumulative Convertible Preferred Stock, $.001
par value, 600,000 shares authorized, 393,916
outstanding at September 30, 2001	216	-
Common stock, $.001 par value; 50,000,000 shares authorized,
31,723,942 and 31,516,927 shares issued and outstanding at
September 30, 2001 and March 31, 2001, respectively	31,724	31,517
Additional paid-in capital	38,761,675	34,733,520
Note receivable - stockholders	(2,086,648)	(2,028,864)
Deficit accumulated in the development stage	(32,030,760)	(26,046,136)
Total stockholders' equity	4,676,207	6,690,112
	$ 13,651,668	$ 9,066,130

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.
(a development stage enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					From
	For the		For the		October 8, 1992
	Three Months Ended		Six Months Ended		(Inception)
	September 30		September 30		September 30
	2001	2000	2001	2000	2001

Revenues	$ -	$ -	$ -	$ -	$ -

Costs and expenses:
Selling, General and Administrative Expenses	1,069,815	525,407	1,835,359	976,292	9,572,803
Research and Development	1,937,738	1,184,039	3,563,733	2,281,463	18,029,334
Depreciation and Amortization	150,000	45,000	258,000	90,000	1,532,207
Interest Expense - Parent	-	-	-	-	95,790
Management Fees - Parent	-	-	-	-	2,089,838

Total costs and expenses from operations	3,157,553	1,754,446	5,657,092	3,347,755	31,319,972
Loss from operations	(3,157,553)	(1,754,446)	(5,657,092)	(3,347,755)	(31,319,972)

Other Income/(Expense)
Interest income (expense) net	(15,499)	84,835	(19,154)	230,760	898,947
Loss on disposal of property and equipment					(212,501)
Loss on sale of marketable securities					(627,512)
Interest income - parent					102,167

Total other income (expense)	(15,499)	84,835	(19,154)	230,760	161,101

Net loss	$ (3,173,052)	$ (1,669,611)	$ (5,676,246)	$ (3,116,995)	$ (31,158,871)

Earnings per common share:
Weighted average common shares outstanding	31,577,852	30,137,846	31,567,953	30,010,295

Net loss per common share	$ (0.10)	$ (0.06)	$ (0.18)	$ (0.10)

Earnings per common share, assuming
dilution:
Weighted average common shares
outstanding	31,577,852	30,137,846	31,567,953	30,010,295

Net loss per common share,
assuming dilution	$ (0.10)	$ (0.06)	$ (0.18)	$ (0.10)

The accompanying notes are an integral part of the financial statements.

	LIFEPOINT, INC.
	(a development stage enterprise)
	STATEMENTS OF CASH FLOWS
				Cumulative From
	Six Months Ended September 30			October 8, 1992
				(Inception) to
	2001	2000	1999	September 30, 2001

Operating Activities
Net loss	$ (5,676,246)	$ (3,116,995)	$ (1,708,980)	$ (31,158,871)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	258,000	90,000	46,470	1,532,207
Interest paid on Series C funds	34,730	-	-	34,730
Loss on disposal of property and equipment	-	-	-	237,976
Consulting expense	-	-	-	361,160
(Gain) loss on marketable securities	-	-	-	627,512
Amortization of bond discount	-	-	-	(4,855)
Changes in operating assets and liabilities:
Change in prepaid expenses and other
current assets	(128,329)	(1,755)	(14,500)	(384,797)
Change in other assets	(241,028)	(106,842)	11,429	(494,515)
Change in accounts payable	408,977	(25,338)	(48,121)	1,184,668
Change in accrued expenses	148,580	(16,727)	19,793	64,664
Net cash used by operating activities	(5,195,316)	(3,177,657)	(1,693,909)	(28,000,121)
Investing Activities
Sale of marketable securities	-	-	-	3,285,625
Purchase of marketable securities	-	-	-	(3,908,281)
Purchases of property and equipment	(600,915)	(509,829)	(91,099)	(2,005,116)
Proceeds from sale of property and equipment, net	-	-	-	80,828
Additional patent costs	-	(1,891)	-	(107,515)
Net cash used by investing activities	(600,915)	(511,720)	(91,099)	(2,654,459)
Financing Activities
Sales of common stock	-	-	63,000	20,446,226
Expenses of common stock offering	-	-	-	(2,286,292)
Net sales of preferred stock	4,569,515	-	-	13,569,515
Expenses of preferred stock offering	(994,404)	-	(18,374)	(1,732,855)
Exercise of stock options	7,500	47,341	1,875	156,996
Exercise of warrants	45,000	370,340	-	1,719,915
Payments of loan to parent	-	-	-	(1,917,057)
Proceeds of loan by parent	-	-	-	1,634,762
Proceeds of loan payable - parent	-	-	-	4,715,067
Payment of loan payable- parent	-	-	-	(1,299,782)
Proceeds of capital leases	-	-	-	101,572
Payments of capital leases	(175,584)	(43,554)	-	(569,797)
Proceeds of brokerage loan payable	-	-	-	2,674,683
Payments of brokerage loan payable	-	-	-	(2,674,683)
Net cash provided by financing activities	3,452,027	374,127	46,501	34,538,270
Increase (decrease) in cash and cash equivalents	(2,344,204)	(3,315,250)	(1,738,507)	3,883,690
Cash and cash equivalents at beginning of period	6,227,894	9,483,624	4,796,432	-
Cash and cash equivalents at end of period	$ 3,883,690	$ 6,168,374	$ 3,057,925	$ 3,883,690

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.
(a development stage enterprise)
STATEMENTS OF CASH FLOWS
Cumulative From
	Six Months Ended September 30			October 8, 1992
(Inception) to
	2001	2000	1999	September 30, 2001

Supplemental Disclosure of
Cash Information:
Cash paid for interest	$ 78,300	$ 8,172	$ 2,546	$ 376,307
Noncash operating activities:
Value of common stock for
consulting services	$ -	$ -	$ -	$ 203,340
Noncash investing activities:
Value of assets transferred to lessor
in lieu of payment on capital leases	$ -	$ -	$ -	$ 71,405
Noncash financing activities:
Value of common stock issued and
additional paid-in capital for the
transfer of assets from Parent	$ -	$ -	$ -	$ 781,060
Value of common stock issued to
Parent and additional paid-in capital
for the forgiveness of debt	$ -	$ -	$ -	$ 3,160,502
Value of common stock warrants issued
for consulting services	$ -	$ -	$ -	$ 187,500
Value of common stock issued and
additional paid-in capital issued as
interest on Series C final close	$ 34,730	$ -	$ -	$ 34,730
Value of common stock issued and
additional paid-in capital issued as
dividends on preferred conversion	$ 308,378	$ -	$ 33,707	$ 860,488
Value of common stock warrants issued
for preferred stock offering	$ -	$ -	$ -	$ 133,559
Value of preferred stock converted to
common stock	$ -	$ -	$ 2,207	$ 12,000
Value of common stock warrants converted
to common stock in exchange for note	$ -	$ -	$ -	$ 1,920,000
Value of common stock options converted
to common stock in exchange for note	$ 57,784	$ 54,635	$ -	$ 266,648
Value of common stock surrendered as
payment on note	$ -	$ -	$ -	$ 106,992

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

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

NOTE 2. - Continuing Operations and Liquidity

During the period from October 8, 1992 (inception) through September 30, 2001, the Company has realized no revenues and has accumulated losses of $31,158,871. Recovery of the Company's assets is dependent upon future events, including commercialization of the Company's product and ultimately achieving profitable operations. The outcome of these events is indeterminable.

On August 28, 2000 the Company entered into a lease financing agreement with Finova Capital Corporation ("Finova") of Scottsdale, Arizona whereby Finova agreed to provide LifePoint with up to a $3,000,000 lease line for the purchase of equipment including up to $500,000 of leasehold improvements (at September 30, 2001, $1,249,930 had been drawn against the line). The master lease agreement provided for individual closing schedules of not less than $250,000 (up to three schedules could have had an aggregate closing cost of not less than $100,000) initiated on or before June 30, 2001. Each closing schedule has been financed for 36 months at a rate equal to the then current three-year U.S. Treasury Note. At the end of each schedule, LifePoint will have the option to purchase all (but not less than all) of the equipment at 15% of the original equipment cost. The Company was required to maintain a deposit of $900,000 with Finova in accordance with the master lease agreement. The Company met the requirements to have the deposit plus interest released by June 30, 2001. On October 10, 2001, Finova returned the deposit with interest.

In June 2001, the Company closed an initial round of a private placement and in September 2001, closed the final round of the private placement. The Company realized $12,792,681 in proceeds (net of $994,404 in expenses related to the private placement) from the sale of 393.916 Units, each Unit consisting of 1,000 shares of the Series C Preferred Stock and a Common Stock purchase warrant to purchase 10,000 shares of the Common Stock. The Company had previously realized $3,000,000 in gross proceeds from the sale of 75,000 shares of the then designated Series B Preferred Stock; however, the $3,000,000 purchase price for these shares was applied to purchase Units and the shares of Series B Preferred Stock were cancelled and the related Common Stock purchase warrants surrendered. As a result, management believes that the net proceeds from the two offerings will be sufficient to enable the Company to reach the period when the Company can reasonably expect to achieve profitability. However, if there are any additional delays in the Company meeting its timetable, the Company may require additional funding. In addition, because approximately 50% of the proceeds from the offering are held in escrow (for a total of approximately $6.2 million included in restricted cash) against the achievement by the Company of certain designated milestones, the Company could have to refund some or all of these proceeds held in escrow.

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001

(Unaudited)

(Continued)

NOTE 2. - Continuing Operations and Liquidity (continued)

The Company has entered into a strategic partnering agreement with CMI, Inc. ("CMI") to distribute the Company's products exclusively to the law enforcement market. As part of this agreement, CMI will make payments of approximately $5 million to LifePoint over a two and one-half year period. Additionally, the Company continues to pursue additional strategic partnering in other markets for its first product; several large corporations have also expressed their initial interest in partnering with the Company. Management anticipates that an additional partnering agreement may be completed; however there can be no assurance when and if such arrangement will be made.

Management believes that, with the net proceeds from the private placement complemented with a portion of the strategic partnering fees described in the preceding paragraphs, the Company has sufficient funds to complete field trials and pilot studies, initiate marketing and reach profitability, expected to occur five quarters post product introduction. There can be no assurance that management's estimate as to costs and timing will be correct. Any further delays subsequent to those announced in early October may further increase the Company's costs.

NOTE 3 - Property and Equipment

Property and equipment is summarized as follows:

	September 30,	March 31,
	2001	2001
Furniture and Fixtures	$2,059,134	$1,483,892
Test Equipment	425,768	425,768
Leasehold Improvements	1,349,064	1,324,340
	3,833,966	3,234,000
Less: Accumulated Depreciation	1,379,492	1,123,388
	$2,454,474	$2,110,612

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

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(Unaudited)

(Continued)

NOTE 4 - Commitments and Contingencies (continued)

Lease Commitments (continued)

On April 26, 2000, the Company entered into a lease agreement for administrative offices and a manufacturing facility commencing May 1, 2000, which terminates on July 31, 2005. In addition to rent of $226,000 per year, LifePoint will pay for real estate taxes and other occupancy costs. The Company may elect to terminate the lease at the end of four years and has the right to two 2-year renewal options.

The Company leases certain equipment under noncancelable lease arrangements. These capital leases expire on various dates through 2004 and may be renewed for up to 12 months. Furniture, fixtures and equipment includes assets acquired under capital leases of $1,503,400 as of September 30, 2001.

Significant Contracts

Since October 1997, the Company has been the exclusive licensee from the United States Navy (the "USN") to use the USN's flow immunosensor technology to test for drugs of abuse and anabolic steroids on urine samples. Prior thereto, LifePoint was a sublicensee for the same technology under a license granted by the USN to the then parent of the Company. The license agreement (the "License Agreement") expires February 23, 2010, when the USN patent expires, including any reissues, continuation or division thereof.

In April 1999, the Company and the USN completed negotiations for an expansion of the License Agreement. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva and urine. The royalty rate payable to the USN is 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales. The minimum royalty payment for calendar year 2001 and 2000 is $50,000 and $100,000, respectively. Minimum royalty payments are $100,000 a year thereafter. No amounts were paid or due for the fiscal years ended March 31, 2000 and 1999.

NOTE 5 Stockholders' Equity

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

430,000 shares of the 3,000,000 authorized shares of the Company's Preferred Stock have been designated as the Series C Preferred Stock in order to cover not only the original sale by the Company, but also subsequent sales during the 90 days after the original issuance on June 20, 2001. On June 29, 2001, an additional 85.713 Units were sold to the Series B Preferred Stock investors as described above. Accordingly, as of June 30, 2001, there were outstanding an aggregate of 313,720 shares of the Series C Preferred Stock and Investor Warrants to purchase an aggregate of 3,137,200 shares.

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(Unaudited)

(Continued)

NOTE 5 - Stockholders' Equity (continued)

On September 28, 2001, the Company closed on an additional 80.196 Units at the same purchase price per Unit to sixteen accredited investors in the final closing of this private placement. As a result, the Company, as of that date, had sold an aggregate of 393.916 Units for gross proceeds of $13,787,085. There were outstanding, as of September 30, 2001, 393,916 shares of the Series C Preferred Stock and Investor Warrants to purchase an aggregate of 3,939,160 shares of the Common Stock.

Pursuant to an escrow agreement, 50% of the proceeds, the shares of the Series C Preferred Stock and the Investor Warrants are held in escrow, 50% of the escrowed proceeds, stock and warrants to be released upon achievement by the Company of each of the following two milestones:

    (i) confirmation that the Company has sold at least an additional 57 Units for an aggregate of at least 370.720 Units, which was completed on September 28, 2001, and (ii) receipt of validation from an independent third party, which is selected by 70% of the holders owning 42,857 shares or more of the Series C Preferred Stock, that the IMPACT Test SystemTM produces data and functions as expected to be outlined in a 510(k) application to be submitted to the Food and Drug Administration, both milestones to be achieved on or prior to December 31, 2001, and confirmation that the Company has received bona fide orders for the sale of the IMPACT Test System in an amount not less than $250,000 on or prior to March 31, 2002.

Any holder of the Series C Preferred Stock may, at any time, waive compliance with either of the milestone requirements, which action will release from escrow the corresponding proceeds to the Company and securities to the investor. A holder when acquiring the Units may also waive the escrow. Purchasers of 37.625 of the 80.196 Units at the closing held on September 28, 2001 waived having their shares of the Series C Preferred Stock, their Investor Warrants and their purchase price amounts held in escrow. The second milestone does not become operational unless the first milestone is achieved or the holders whose securities are still held in escrow therewith waive compliance. Upon non-achievement of a milestone, a holder can request that its purchase price then held in escrow be refunded to the holder. In such event the related shares of the Series C Preferred Stock and the Investor Warrant or Warrants would be cancelled.

By agreement dated August 16, 2001, the Company and the investors unanimously agreed that in exchange for a deletion of a quarterly price reset for the warrant exercise price, which the Company felt was the basis for the heavy shorting of the Common Stock during the two months following the initial close, the following changes would be made:

(a) with respect to the Series C Preferred Stock:

(i) the initial conversion price becomes $3.00 (the then market price of the Common Stock);

(ii) a share is convertible into 11.67 shares of the Common Stock and not 10 shares (effective change of $3.50 price to $3.00); and

(iii) unanimous consent, not a majority consent, would be required to any changes in the future.

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(Unaudited)

(Continued)

NOTE 5 - Stockholders' Equity (continued)

(b) with respect to the Investor Warrant:

(i) the exercise price was reduced to $3.00 per share (the then market price of the Common Stock);

(ii) an aggregate of 11,670 shares and not 10,000 shares would be issued upon the exercise of an Investor Warrant included in a Unit (the effect of the change of the conversion price from $3.50 to $3.00); and

(iii) the provision requiring quarterly resets of the exercise price during the first year if the market price of the Common Stock was less than the then exercise price was deleted (in exchange for the change in the conversion price) .

The changes will be effected by a contractual commitment with the Series C investors by the Company to honor conversions on the basis set forth above.

During the quarter ended September 30, 2001, stock options were granted to nineteen employees to purchase 387,900 shares of the Common Stock at $2.95 per share. As of September 30, 2001, there were outstanding, under the two stock option plans, stock options to purchase an aggregate of 2,271,887 shares held by a total of 52 employees, 2 Scientific Advisory Board members, 7 Substance Abuse Advisory Board members and 4 non-employee directors.

During the quarter ended September 30, 2001, the Company issued warrants to an officer of the Company to purchase 300,000 shares of the Common Stock at $2.95 per share. As of September 30, 2001, there were warrants outstanding to purchase 13,757,171 shares of the Common Stock, including the warrants issued as part of the Series C Preferred Stock offering which raised approximately $13.8 million gross proceeds for the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company is a medical technology company that has designed, is manufacturing, and expects to soon be marketing the Impact Test System - a rapid diagnostic testing, screening, and therapeutic drug monitoring device for use in the workplace, home health care, ambulances, pharmacies and law enforcement. The Company is focused on the commercialization of the flow immunosensor technology licensed from the USN. This patented technology, when used in conjunction with the Company's own patented and proprietary technologies using saliva as a non-invasive test specimen, has allowed for the development of a broadly applicable non-invasive, rapid, on-site diagnostic test system. The first product being commercialized is for the simultaneous detection of drugs of abuse and alcohol, estimated to be over a $1.6 billion market by 2002.

Liquidity and Capital Resources.

The Company is a development stage enterprise with no earnings history. Since its inception, the Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company does not anticipate generating revenue from product sales until the end of the fourth quarter of 2001 at the earliest. There can be no assurance as to when the Company will achieve profitability, if at all.

Because the Company has not produced any revenues as a result of its being a development stage company, it has been dependent, since gaining its independence from its former parent in October 1997, on the net proceeds derived from six private placements pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"),to fund its operations. The succeeding three paragraphs describe the private placements in Fiscal 2000 and 2001.

On February 29 and March 14, 2000, the Company closed as to the sales at $5,000 per Unit of an aggregate of 1,840 units, each unit consisting of 2,500 shares of the Common Stock and an Investor Warrant expiring February 28 or March 13, 2005 to purchase 2,500 shares of the Common Stock at $3.00 per share. The Company realized $9,200,000 in gross proceeds. Finder's fees were paid to various consultants and bankers for their assistance in helping the Company to complete this private placement consisting of an aggregate of $604,706 in cash fees and Finder's Warrants expiring March 13, 2005 to purchase an aggregate of 273,075 shares of the Common Stock at $3.00 per share. The Company filed a Form S-3 Registration Statement, File No. 333-65536 (the "Registration Statement"), with the Securities and Exchange Commission on July 20, 2001 for the stockholders holding Common Stock and warrants from this private placement.

As a result of the $9,200,000 in gross proceeds realized in the Company's private placement closed in February and March 2000, management believed, as the Company had previously announced, that the Company had sufficient funds to complete the commercialization of its testing product and bring the same to market. However, as the Company had also previously reported, the Company also required additional funds to bridge the gap between the time the Impact Test System was first brought to market and the time the resultant revenues from sales of such product will result in profitability. As reported in Item 1 to this Report, in September 2001, the Company closed a private placement offering and realized approximately $13,000,000 in net proceeds from the sale of 393.916 Units, each Unit consisting of 1,000 shares of the Series C Preferred Stock and a Series C Warrant to purchase 10,000 shares of the Common Stock, subsequently amended as described in Note 5 to the financial statements. The Company had previously realized $3,000,000 in gross proceeds from the sale of 75,000 shares of the then designated Series B Preferred Stock; however, the $3,000,000 purchase price was used to purchase Units and the shares of the Series B Preferred Stock were cancelled and the Common Stock purchase warrants surrendered. As a result, management believes that the net proceeds from the two offerings, in conjunction with a portion of the exclusive marketing fee from CMI, will be sufficient to enable the Company to reach the period when the Company can reasonably expect to achieve profitability. However, if there are any additional delays in the Company meeting its timetable, the Company may require additional funding. In addition, because approximately 50% of the proceeds from the offering are held in escrow against the achievement by the Company of certain designated milestones, the Company could have to refund some or all of these proceeds held in escrow.

Management believes that, with the net proceeds from the private placement described in the preceding paragraphs and the fees to be paid as described in the succeeding paragraph, the Company has sufficient funds to complete commercialization, generate field trials and pilot studies, initiate marketing and reach profitability, expected to occur five quarters post product introduction. There can be no assurance that management's estimate as to costs and timing will be correct. Any delays may further increase the Company's costs.

The Company has entered into a strategic partnering agreement with CMI, Inc. ("CMI") to distribute the Company's products exclusively to the law enforcement market. As part of this agreement, CMI will make payments of approximately $5 million to LifePoint over a two and one-half year period. Additionally, the Company continues to pursue additional strategic partnering; several large corporations have expressed their initial interest in partnering with the Company. Management anticipates that an additional partnering agreement may be completed; however, there can be no assurance when and if such arrangement will be made.

Management has investigated the possibility of an underwritten public offering and has received expressions of interest from several well-known firms, but only on a post-revenue basis. However, because the market currently is not generally receptive to public offerings, there can be no assurance that stock market conditions later in 2001 or 2002 will be receptive to a public offering by the Company, especially in view of the general volatility of the financial markets in 2000 and 2001. In addition, competitive conditions in the substance abuse testing industry at that time may make the Company less attractive to potential public investors. See the section "Competition" under the caption "Business" in the Annual Report.

There can be no assurance that the Company will be successful in securing additional financing, whether through a capital leasing firm, a strategic partner, a public offering or a private placement.

If all of the Common Stock Purchase Warrants to purchase an aggregate of 13,757,171 shares of the Common Stock which were outstanding on September 30, 2001 were subsequently exercised, the Company would realize up to $36,378,766 in gross proceeds. If all of the Options pursuant to the two Stock Option Plans to purchase an aggregate of 2,271,887 shares outstanding on September 30, 2001 were subsequently exercised, the Company would realize up to $6,551,458 in gross proceeds. However, there can be no certainty as to when or if any of these securities will be exercised, especially as to the Options and certain of the Warrants that were not all currently exercisable as of September 30, 2001. In addition, there may be cashless exercises with respect to certain of the Options and Warrants. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

Results of Operations

Three Months Ended September 30, 2001 (2nd quarter) vs. Three Months ended June 30, 2001 (1st quarter).

During the quarter ended September 30, 2001, the Company spent $1,937,738 on research and development and an additional $1,069,815 on selling, general and administrative expenses, as compared with $1,625,995 and $765,544, respectively, during the last fiscal quarter ended June 30, 2001. The increase of $311,743, or 19%, in research and development expenditures in the 2nd quarter as compared to the 1st quarter was primarily attributable to increased costs for pilot manufacturing and costs associated with clinical trials for the IMPACT Test System. During the 2nd quarter general and administrative expenses increased $304,271, or 40% over the 1st quarter, as the Company geared up for its product launch with additional personnel hires in customer service, technical support, marketing and sales in addition to ad placements, and the development of marketing and sales materials.

Three Months Ended September 30, 2001 vs. September 30, 2000

During the quarter ended September 30, 2001, the Company spent $1,937,738 on research and development and an additional $1,069,815 on selling, general and administrative expenses, as compared with $1,184,039 and $525,407, respectively, during the quarter ended September 30, 2000. The increase of $753,699, or 63.7%, in research and development expenditures in 2001 was primarily attributable to the initiation of pilot manufacturing and clinical trials for the IMPACT Test System. Selling, general and administrative expenses increased $525,407, or 103.6%, as the Company prepared for its product launch with additional personnel hires in customer service, technical support, marketing and sales in addition to ad placements, marketing and sales materials, and attendance at various tradeshows. The Company is also continuing its lobbying efforts through the presentation of technical papers and working with various governmental agencies to set standards for the approval of a saliva-based evidential instrument.

Six Months Ended September 30, 2001 vs. September 30, 2000

During the six months ended September 30, 2001, the Company spent $3,563,733 on research and development and an additional $1,835,359 on selling, general and administrative expenses, as compared with $2,281,463 and $976,292, respectively, during the six-month period ended September 30, 2000. The increase of $1,282,270, or 56.2%, in research and development expenditures in 2001 was primarily attributable to the initiation of pilot manufacturing and clinical trials for the IMPACT Test System. Selling, general and administrative expenses increased $859,067 or 87.9%, of which $614,250 was the result of an increase in sales and marketing expense. The increase represented the Company's preparation for product launch with additional personnel hires in customer service, technical support, marketing and sales in addition to ad placements, marketing and sales materials, and attendance at various tradeshows.

From inception on October 8, 1992 to September 30, 2001, the Company has spent $18,029,334 on research and development and $9,572,803 on selling, general and administrative expenses. Management fees paid to the former parent aggregated an additional $2,089,838 during such period.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and uncertainties. Such forward-looking statements reflect management's current views that the necessary financing will be available, if needed, to bridge the gap between product launch and the attainment of profitability, that the product will be commercialized at the contemplated cost and within the projected timetable, that, during the interim period before the Company begins marketing, competitors will not begin to market a competitive saliva-based testing product and that the other risks described in the Annual Report and other filings by the Company with the Securities and Exchange Commission will not materially adversely affect the Company's operations. Because there can be no assurance that management's expectations will be realized, actual results may differ.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Annual Report for information with respect to the legal action instituted by Global Consultants, LLC. On October 12, 2001, Global Consultants' counsel agreed to withdraw all causes of action for violations of the Securities Exchange Act of 1934 and the California Corporation Code relating to fraud, negligence and accounting and all claims for punitive or exemplary damages. The only remaining allegations are for breach of contract, conversion and violation of California Corporations Code Section 1507. The Company believes the plaintiff's remaining causes of action are without merit. The Company will continue to aggressively defend this action.

Item 2. Changes in Securities
    Not applicable

    For information as to limitations on the Common Stock imposed by the issuance of the Series C Preferred Stock, see the section "New Series C Preferred Stock" under the caption "Material Changes" in the Prospectus constituting Part I of the Registration Statement,, which became effective August 10, 2001, which section is incorporated herein by this reference.

    The following securities which were not registered upon issuance pursuant to the Securities Act, were issued during the quarter September 30, 2001 although the Company is obligated to register underlying shares of the Common Stock under the Securities Act for resale by the holders, which Registration Statement has not as yet been filed:

    Shares of Series C Preferred Stock and Investor Warrants

    See Note 5 to Financial Statements in Part I of this Report for information as to the issuance of these securities.

    There were no underwriters and, accordingly, no underwriting discounts or commissions. Wells Fargo Van Kasper LLC (the "Placement Agent") acted as placement agent for this private placement. The securities were sold to sixteen entities which qualify as accredited investors as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

    The Company realized $2,806,875 in gross proceeds as a result of the closing in this quarter, for total gross proceeds of $13,787,085 from the offering..

    The Company claims that the offering was exempt pursuant to Section 4(2) of the Securities and Rule 506 of Regulation D thereunder in that these were transactions by an issuer not involving any public offering, the sales being to accredited investors, each of which gave an investment representation.

    The shares of the Series C Preferred Stock are convertible into shares of the Common Stock at an initial conversion price of $3.00 per share and the Investor Warrants are exercisable at $3.00 per share. For additional information, reference is made to the sections "New Series C Preferred Stock-(4) Conversion" and "Series C Warrants" in the Prospectus constituting Part I of the Registration Statement, which sections are incorporated herein by this reference. For information as to the reduction in the conversion and exercise prices, see Note 5 to Financial Statements in Part I of this Report.

    Not applicable

    Placement Agent's and Finder's Warrants

    As of September 28, 2001, the Company issued one Placement Agent Warrant expiring September 27, 2006 to purchase an aggregate of 32,756 shares of the Common Stock and two Finder's Warrants also expiring September 27, 2001 to purchase an aggregate of 9,336 shares of the Common Stock.

    There were no underwriters and, accordingly, no underwriting discounts or commissions. The Placement Agent's Warrant was issued to the Placement Agent, while the Finder's Warrants were issued to APS Financial Services and Brada Mountain Capital Corp..

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

    The Placement Agent's and the Finder's Warrants are each exercisable at $3.00 per share.
    Not applicable

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders was held on September 7, 2001.

(b) At the Meeting, Peter S. Gold was elected as a Class A director to serve until the Annual Meeting of Stockholders in 2003 and will serve until his successor is duly elected and qualified.

(c) At the Meeting, votes were taken as to two proposals as follows:

(1) On the proposal to elect Peter S. Gold as a Class A director:

Broker

For Withheld Non-votes

26,035,137 136,383 0

(2) On the proposal to ratify the appointment of Ernst & Young, LLP as independent auditors for the fiscal year ending March 31, 2002:

Broker

For Against Withheld Non-votes

26,974,940 23,143 46,237 0

(d) Not applicable.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K
    Exhibits

    None

    Reports on Form 8-K

On October 1, 2001, the Company filed with the Securities and Exchange Commission a Current Report on Form 8K related to the Company's Letter to Shareholders, also dated October 1, 2001, regarding the Company's current status and the delay in product launch..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

LIFEPOINT, INC.

(Registrant)

Date: November 14, 2001 By /s/ Michele A. Clark

Michele A. Clark

Controller and Chief Accounting Officer

By: /s/ Peter E. Jansen

Peter E. Jansen

Vice President Finance, Chief Financial Officer