Form 10-K/A
period 2001-03-31
LIFEPOINT INC
filed 2001-12-18
CIK 910523

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

LIFEPOINT, INC.

FORM 10 K/A

Fiscal Year End 03/31/01

EXPLANATORY NOTE TO AMENDMENT #2

This amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001 has been filed to amend Exhibit 10(p) "Copy of Exclusive Distribution Agreement between LifePoint, Inc. and CMI, Inc." to include the attached schedules. Portions of the schedules have been omitted and confidential treatment has been requested by the Securities Exchange Commission. All such omitted material has been filed with the Securities and Exchange Commission pursuant to rule 24b-2 promulgated under the Securities Exchange Act of 1934.