Form 10-Q
period 2001-12-31
LIFEPOINT INC
filed 2002-02-14
CIK 910523

3: fy02q3f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 31, 2001

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

As of January 31, 2002 - Common Stock, $.001 Par Value, 32,161,178 shares

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
LIFEPOINT, INC.
(a development stage enterprise)
BALANCE SHEET
	December 31
	2001	March 31
	(unaudited)	2001
ASSETS

Current assets:
Cash and cash equivalents	$ 1,031,174	$ 6,227,894
Restricted cash - Series C escrow	5,629,995	-
Prepaid expenses and other current assets	956,621	380,869
Total current assets	7,617,790	6,608,763
Property and equipment, net	2,331,493	2,110,612
Patents and other assets, net	581,372	346,755
	$ 10,530,655	$ 9,066,130
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 1,455,484	$ 721,332
Accrued expenses	444,934	439,455
Capital lease -short term	477,920	573,671
Total current liabilities	2,378,338	1,734,458
Capital lease - long term	450,449	641,560
Series C escrowed shares	5,629,995	-
	8,458,782	2,376,018
Commitments and contingencies
Stockholders' equity:
Series B 20% Cumulative Convertible Preferred Stock, $.001
par value, 600,000 shares authorized, no shares
outstanding at December 31, 2001	-	75
Series C 10% Cumulative Convertible Preferred Stock, $.001
par value, 600,000 shares authorized, 393,916
outstanding at December 31, 2001	233	-
Common stock, $.001 par value; 75,000,000 shares authorized,
32,046,619 and 31,516,927 shares issued and outstanding at
December 31, 2001 and March 31, 2001, respectively	32,047	31,517
Additional paid-in capital	39,768,096	34,733,520
Note receivable - officers	(2,205,552)	(2,028,864)
Deficit accumulated in the development stage	(35,522,951)	(26,046,136)
Total stockholders' equity	2,071,873	6,690,112
	$ 10,530,655	$ 9,066,130

The accompanying notes are an integral part of the financial statements.
LIFEPOINT, INC.
(a development stage enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative from
	For the		For the		October 8, 1992
	Three Months Ended		Nine Months Ended		(Inception)
	December 31		December 31		December 31
	2001	2000	2001	2000	2001

Revenues	$ 22,910	$ -	$ 22,910	$ -	$ 22,910

Costs and expenses:
Cost of Goods	52,314	-	52,314	-	52,314
Selling, General and Administrative Expenses	963,025	549,754	2,798,384	1,526,046	10,535,828
Research and Development	1,991,983	1,320,339	5,555,716	3,601,802	20,021,317
Depreciation and Amortization	139,641	45,000	397,641	135,000	1,671,848
Interest Expense - Parent	-	-	-	-	95,790
Management Fees - Parent	-	-	-	-	2,089,838

Total costs and expenses from operations	3,146,963	1,915,093	8,804,055	5,262,848	34,466,935
Loss from operations	(3,124,053)	(1,915,093)	(8,781,145)	(5,262,848)	(34,444,025)

Other Income/(Expense)
Interest income (expense) net	(20,634)	45,680	(39,788)	276,440	878,313
Loss on disposal of property and equipment					(212,501)
Loss on sale of marketable securities					(627,512)
Interest income - parent					102,167

Total other income (expense)	(20,634)	45,680	(39,788)	276,440	140,467

Net loss	$ (3,144,687)	$ (1,869,413)	$ (8,820,933)	$ (4,986,408)	$ (34,303,558)

Less preferred dividends	$ 347,504	$ -	$ 655,882	$ -	$ 1,207,992

Loss applicable to common stockholders	$ (3,492,191)	$ (1,869,413)	$ (9,476,815)	$ (4,986,408)	$ (35,511,550)

Earnings per common share:
Weighted average common shares outstanding	31,676,952	30,860,256	31,603,980	30,184,819

Net loss per common share	$ (0.11)	$ (0.06)	$ (0.30)	$ (0.17)

Earnings per common share, assuming
dilution:
Weighted average common shares
outstanding	31,676,952	30,860,256	31,603,980	30,184,819

Net loss per common share,
assuming dilution	$ (0.11)	$ (0.06)	$ (0.30)	$ (0.10)

The accompanying notes are an integral part of the financial statements.
LIFEPOINT, INC.
(a development stage enterprise)
STATEMENTS OF CASH FLOWS
	(unaudited)			Cumulative From
	Nine Months Ended December 31			October 8, 1992
				(Inception) to
	2001	2000	1999	December 31, 2001
Operating Activities
Net loss	$ (8,820, 933)	$ (4,986,408)	$ (2,666,120)	$ (34,303,558)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	397,641	135,000	72,382	1,671,848
Interest paid on Series C funds	34,730	-	-	34,730
Stock option compensation expense	11,862	-	-	11,862
Loss on disposal of property and equipment	-	-	-	237,976
Consulting expense	-	-	-	361,160
(Gain) loss on marketable securities	-	-	-	627,512
Amortization of bond discount	-	-	-	(4,855)
Changes in operating assets and liabilities:
Change in prepaid expenses and other
current assets	(575,752)	(16,709)	(56,138)	(832,220)
Change in other assets	(237,461)	(192,012)	(12,391)	(490,948)
Change in accounts payable	734,152	225,994	(103,098)	1,509,843
Change in accrued expenses	5,479	(64,235)	8,315	(78,437)
Net cash used by operating activities	(8,450,282)	(4,898,370)	(2,757,050)	(31,255,087)
Investing Activities
Sale of marketable securities	-	-	-	3,285,625
Purchase of marketable securities	-	-	-	(3,908,281)
Purchases of property and equipment	(615,678)	(1,541,041)	(97,250)	(2,019,879)
Proceeds from sale of property and equipment, net	-	-	-	80,828
Additional patent costs	-	(1,891)	-	(107,515)
Net cash used by investing activities	(615,678)	(1,542,932)	(97,250)	(2,669,222)
Financing Activities
Sales of common stock	-	-	63,000	20,446,226
Expenses of common stock offering	-	-	(35,982)	(2,286,292)
Cancellation of Series B preferred stock	(3,000,000)	-	-	(3,000,000)
Sale of Series C preferred stock	13,787,085	-	-	22,787,085
Series C cash in escrow	(5,629,995)	-	-	(5,629,995)
Expenses of preferred stock offering	(1,092,278)	-	(18,374)	(1,830,729)
Exercise of stock options	46,290	90,176	1,875	195,786
Exercise of warrants	45,000	1,315,884	-	1,719,915
Payments of loan to parent	-	-	-	(1,917,057)
Proceeds of loan by parent	-	-	-	1,634,762
Proceeds of loan payable - parent	-	-	-	4,715,067
Payment of loan payable - parent	-	-	-	(1,299,782)
Proceeds of capital leases	-	1,172,279	-	101,572
Payments of capital leases	(286,862)	(69,347)	-	(681,075)
Proceeds of brokerage loan payable	-	-	-	2,674,683
Payments of brokerage loan payable	-	-	-	(2,674,683)
Net cash used by financing activities	3,869,240	2,508,992	10,519	34,955,483
Increase (decrease) in cash and cash equivalents	(5,196,720)	(3,932,310)	(2,843,781)	1,031,174
Cash and cash equivalents at beginning of period	6,227,894	9,483,624	4,796,432	-
Cash and cash equivalents at end of period	$ 1,031,174	$ 5,551,314	$ 1,952,651	$ 1,031,174

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.
(a development stage enterprise)
STATEMENTS OF CASH FLOWS
	(unaudited)			Cumulative From
	Nine Months Ended December 31			October 8, 1992
(Inception) to
	2001	2000	1999	December 31, 2001

Supplemental Disclosure of
Cash Information:
Cash paid for interest	$ 117,450	$ 27,482	$ 17,105	$ 415,457
Noncash operating activities:
Value of common stock for
consulting services	$ -	$ -	$ -	$ 203,340
Noncash investing activities:
Value of assets transferred to lessor
in lieu of payment on capital leases	$ -	$ -	$ -	$ 71,405
Noncash financing activities:
Value of common stock issued and
additional paid-in capital for the
transfer of assets from Parent	$ -	$ -	$ -	$ 781,060
Value of common stock issued to
Parent and additional paid-in capital
for the forgiveness of debt	$ -	$ -	$ -	$ 3,160,502
Value of common stock warrants issued
for consulting services	$ -	$ -	$ -	$ 187,500
Value of common stock issued and
additional paid-in capital issued as
interest on Series C final close	$ 34,730	$ -	$ -	$ 34,730
Value of common stock issued and
additional paid-in capital issued as
dividends on preferred conversion	$ 655,882	$ -	$ 50,114	$ 1,207,992
Value of common stock warrants issued
for preferred stock offering	$ -	$ -	$ -	$ 133,559
Value of preferred stock converted to
common stock	$ -	$ -	$ 2,607	$ 12,000
Value of common stock warrants converted
to common stock in exchange for note	$ -	$ 860,000	$ -	$ 1,920,000
Value of common stock options converted
to common stock in exchange for note	$ 176,688	$ 151,989	$ -	$ 385,552
Value of common stock surrendered as
payment on note	$ -	$ -	$ -	$ 106,992

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

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

NOTE 2. - Continuing Operations and Liquidity

During the period from October 8, 1992 (inception) through December 31, 2001, the Company has realized its first revenue but continues to accumulate losses totaling $34,303,558. Recovery of the Company's assets is dependent upon future events, including commercialization of the Company's product and ultimately achieving profitable operations. The outcome of these events is indeterminable.

On August 28, 2000 the Company entered into a lease financing agreement with Finova Capital Corporation ("Finova") of Scottsdale, Arizona whereby Finova agreed to provide LifePoint with up to a $3,000,000 lease line for the purchase of equipment including up to $500,000 of leasehold improvements (at December 31, 2001, $1,249,930 had been drawn against the line). Each closing schedule has been financed for 36 months at a rate equal to the then current three-year U.S. Treasury Note. At the end of each schedule, LifePoint will have the option to purchase all (but not less than all) of the equipment at 15% of the original equipment cost. The Company was required to maintain a deposit of $900,000 with Finova in accordance with the master lease agreement. The Company met the requirements to have the deposit plus interest released by June 30, 2001. On October 10, 2001, Finova returned the deposit with interest.

In June 2001, the Company closed an initial round of a private placement and in September 2001, closed the final round of the private placement. The Company realized $13,787,085 in gross proceeds (less $1,092,278 in expenses related to the private placement) from the sale of 393.916 Units each Unit consisted of 1,000 shares of the Series C Preferred Stock and a Common Stock purchase warrant to purchase 10,000 shares of the Common Stock. The Company had previously realized $3,000,000 in gross proceeds from the sale of 75,000 shares of the then designated Series B Preferred Stock. However, the $3,000,000 purchase price for these shares was applied to purchase Units of the Series C preferred stock and the shares of Series B Preferred Stock were cancelled and the related Common Stock purchase warrants surrendered. As a result, management believes that the net proceeds from the two offerings, together with certain other sources of funds, will be sufficient to enable the Company to reach the period when the Company can reasonably expect to achieve profitability. However, if there are any additional delays in the Company meeting its timetable, the Company may require additional funding. In addition, because approximately 45% of the proceeds from the offering are held in escrow (for a total of approximately $5.6 million included in restricted cash) against the achievement by the Company of certain designated milestones, the Company could have to refund some or all of these proceeds held in escrow.

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

(Unaudited)

(Continued)

NOTE 2. - Continuing Operations and Liquidity (continued)

The Company has entered into a strategic partnering agreement with CMI, Inc. ("CMI") to distribute the Company's products exclusively to the law enforcement market. As part of this agreement, CMI will make payments of approximately $5 million to LifePoint over a two and one-half year period. Fees will be calculated and paid in accordance with the confidential terms of the agreement. There are no conditions for the company to meet other than the delivery of product to receive the fees. CMI has minimum, confidential, sales requirements for the three-year term of the contract in order to retain the exclusive marketing rights.. Management anticipates that an additional partnering agreement may be completed; however there can be no assurance when and if such arrangement will be made.

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

NOTE 3 - Property and Equipment

Property and equipment is summarized as follows:

	Estimated	December 31,	March 31,
	Useful Life	2001	2001
Furniture and Fixtures	3 - 7 years	$2,072,098	$1,483,892
Test Equipment	5 - 7 years	425,768	425,768
Leasehold Improvements	3 - 5 years	1,351,812	1,324,340
		3,849,678	3,234,000
Less: Accumulated Depreciation		1,518,185	1,123,388
		$2,331,493	$2,110,612

Accumulated depreciation for assets under capital lease was $195,620 and $100,395 at December 31, 2001 and 2000, respectively.

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

DECEMBER 31, 2001

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

The Company leases certain equipment under noncancelable lease arrangements. These capital leases expire on various dates through 2004 and may be renewed for up to 12 months. Furniture, fixtures and equipment includes assets acquired under capital leases of $1,503,400 as of December 31, 2001.

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

In April 1999, the Company and the USN completed negotiations for an expansion of the License Agreement. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva and urine. The License Agreement may be terminated by the USN in the event the Company files bankruptcy or is forced into receivership, willfully misstates or omits material information, or fails to bring the technology to market. Either party may terminate the agreement upon mutual consent. The royalty rate payable to the USN is 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales. The minimum royalty payment for calendar year 2001 and 2000 is $50,000 and $100,000, respectively. Minimum royalty payments are $100,000 a year thereafter. No amounts were paid or due for the fiscal years ended March 31, 2000 and 1999.

NOTE 5 - Stockholders' Equity

Series B Preferred Stock

On March 29, 2001, the Company sold an aggregate of 75,000 shares of the Company's Series B 20% Cumulative Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock). Each share was entitled to one vote and was convertible into 10 shares of the Company's Common Stock. Dividends were cumulative and payable annually at a rate of $.20 per share in year one, $.24 per share in year two, $.288 per share in year 3 and $2.40 per share thereafter. The dividends were payable in shares of Series B Preferred Stock for the first 3 years after the date of original issuance and in shares of Common Stock thereafter. The Series B Preferred Stock had preference in liquidation over all other forms of capital stock of the Company at a rate of $40 per share plus all accrued and unpaid dividends. If at any time after 18 months from the date of issuance, the Average Market Value of the Company's common stock, as defined in the agreement, was $8.00 or more per share for a period of 30 days, or if at any time after two years from the date of issuance the Market Value of the Company's Common Stock, as defined in the agreement, was $5.00 or more, the outstanding shares of Series B Preferred Stock would be converted into shares of Common Stock at the rate of 10 shares of Common Stock for every share of Series B Preferred Stock.

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

(Unaudited)

(Continued)

NOTE 5 - Stockholders' Equity (continued)

If certain events occured, as defined in the agreement, any accrued and unpaid dividends were to be paid in Common Stock at the rate of $8.00 per share in the first year after issuance, $9.60 per share in the second year, $11.52 per share in the third year and at $2.40 per year thereafter.

Each holder of the Series B Preferred Stock was granted a Common Stock Purchase Warrant expiring March 28, 2006 to purchase 75,000 shares of the Common Stock at a price of $5.60 per share. As of June 29, 2001, all shares of the Series B Preferred Stock were converted into Series C Preferred Stock and the Common Stock Purchase Warrants were replaced with new Common Stock Purchase Warrants

Series C Preferred Stock

On June 20, 2001, the Company sold, at $35,000 per Unit, to eleven investors (including three of the purchasers of shares of the Series B Preferred Stock) an aggregate of 228.007 Units. Each Unit consisted of 1,000 shares of a newly-designated series of the Preferred Stock designated the Series C Convertible Preferred Stock (the "Series C Preferred Stock") and a Warrant expiring June 19, 2006 (i.e., the "Investor Warrant") to purchase 10,000 shares of the Company's Common Stock, $.001 par value (the "Common Stock"), at $3.50 per share.

430,000 shares of the 3,000,000 authorized shares of the Company's Preferred Stock have been designated as the Series C Preferred Stock in order to cover not only the original sale by the Company, but also subsequent sales during the 90 days after the original issuance on June 20, 2001. On June 29, 2001, an additional 85.713 Units were exchanged for the Series B Preferred Stock as described above.

On September 28, 2001, the Company closed on an additional 80.196 Units at the same purchase price per Unit to sixteen accredited investors in the final closing of this private placement. As a result, the Company has sold an aggregate of 393.916 Units for gross proceeds of $13,787,085.

By agreement dated August 16, 2001, the Company and the investors unanimously agreed that a holder could convert a share of our Series C preferred stock at an initial conversion price of $3.00 (not $3.50) into 11.67 shares (not 10 shares) of our common stock. In addition, the exercise price of our investor warrants was reduced from $3.50 to $3.00 per share. A holder would also receive 11,670 shares, not 10,000 shares, upon exercise of an investor warrant included in a unit. Furthermore, the provision requiring quarterly resets of the exercise price of our investment warrants based on the market prices for our common stock during the first year was deleted. The changes to our Series C preferred stock were to become effective only if the related certificate of designation governing the terms and conditions was so amended. This action would have required the consent or approval of the holders of a majority of the outstanding shares of our common stock. It also would have given rise to a great expense to us. However, the investors agreed, as of November 21, 2001, to waive the requirement of an amendment to the certificate of designation. They will instead rely on a contractual commitment by us to honor conversions on the basis set forth above. Such action is permitted by Delaware law, which governs our company.

There were outstanding, as of December 31, 2001, 393,916 shares of the Series C Preferred Stock and Investor Warrants to purchase an aggregate of 4,597,002 shares of the Common Stock.

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

(Unaudited)

(Continued)

NOTE 5 - Stockholders' Equity (continued)

Pursuant to an escrow agreement, unless waived as indicated below, 50% of the proceeds, the shares of our Series C preferred stock and the investor warrants were to be held in escrow. They would be released upon achievement by our company of the following two milestones:

      (i) confirmation that we had sold at least an additional 57 units for an aggregate of at least 370.720 units (which was completed in September 2001) and receipt of validation from an independent third party that the IMPACT Test System produces data and functions as expected to be outlined in a 510(k) application to be submitted to the FDA, and confirmation that we have received bona fide orders for the sale of the IMPACT Test System in an amount not less than $250,000.

Any holder of the Series C preferred stock may, at any time, waive compliance with either milestone. Such a waiver releases from escrow the corresponding proceeds to us and the securities to the investor. Purchasers of 38.625 of the 80.196 units at the closing held on September 28, 2001 waived having their securities and their purchase price amounts held in escrow. Purchasers of 33.571 units subsequently elected to release their funds to the Company from escrow. Upon non-achievement of a milestone, a holder can request that its purchase price then held in escrow be refunded to the holder. In such event the related escrowed securities would be cancelled.

On September 28, 2001, we sold more than the number of units required by the first milestone. The independent evaluator was to be selected by 70% of these investors holding 42,857 shares or more of the Series C preferred stock. In December 2001, these investors selected an independent third party to make the evaluation of the IMPACT Test System. We provided to this third party the complete FDA package on the internal data for all of the assays (accuracy, precision, specificity, cross-reactivity, interference and stability) that is usual and customary for FDA approval and all of the field data collected to the date of delivery. The independent consultant subsequently requested additional field data for three of the drug assays to enable the consultant to determine, with confidence, that the IMPACT Test System will obtain clearance from the FDA. The results provided the investors with escrowed securities and financing proceeds with enough confidence to extend the deadline for achievement of the first milestone from January 15, 2002 (as previously changed from December 31, 2001) to be concurrent with the deadline for achieving the second milestone, March 31, 2002. Unless the condition is waived by these holders, we must achieve this first milestone before we can claim achievement of the second milestone even if we have product orders in excess of $250,000.

We estimate that we have to receive bona fide orders for approximately 30 systems to achieve the $250,000 in orders milestone. There is no limitation on the source of these orders. They may come from our exclusive distributor to the law enforcement market and other distributors. They may be domestic or international orders. They may be orders to customers in any of our three initial target markets.

To assist us in bridging the gap between now and our receiving the escrowed funds, on February 1, 2002, General Conference Corporation of Seventh-day Adventists, our largest stockholder and one of the investors with escrowed purchase proceeds and securities, loaned us $1,500,000. The loan is due April 9, 2002. We are required

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

(Unaudited)

(Continued)

NOTE 5 - Stockholders' Equity (continued)

to pay interest at the annual rate of 5% (10% in the event of default). We are required to prepay the loan with any proceeds released to us from escrow. We also issued a warrant to our lender to purchase 500,000 shares of our common stock at $3.25 per share.

During the quarter ended December 31, 2001, stock options were granted to forty-four employees to purchase 381,130 shares of the Common Stock at $3.17 per share. As of December 31, 2001, there were outstanding, under the two stock option plans, stock options to purchase an aggregate of 2,232,213 shares held by a total of 47 employees, 2 Scientific Advisory Board members, 7 Substance Abuse Advisory Board members and 4 non-employee directors.

During the quarter ended December 31, 2001, the Company issued no warrants. As of December 31, 2001, there were warrants outstanding to purchase 13,257,171 shares of the Common Stock, including the warrants issued as part of the Series C Preferred Stock offering.

NOTE 6 -New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company believes the adoption of this Statement will have no material impact on its financial statements.

Item 2. Managemen's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company is a medical technology company that has designed, is manufacturing, and has begun to market the Impact Test System - a rapid diagnostic testing, screening, and therapeutic drug monitoring device for use in the workplace, home health care, ambulances, pharmacies and law enforcement. The Company is focused on the commercialization of the flow immunosensor technology licensed from the USN. This patented technology, when used in conjunction with the Company's own patented and proprietary technologies using saliva as a non-invasive test specimen, has allowed for the development of a broadly applicable non-invasive, rapid, on-site diagnostic test system. The first product being commercialized is for the simultaneous detection of drugs of abuse and alcohol market estimated to be over $1.6 billion by 2002.

Liquidity and Capital Resources.

The Company has been a development stage enterprise with no earnings history. Since its inception, the Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company has generated its first revenue from product sales this quarter and will commercially launch its product to the marketplace on February 26, 2002. There can be no assurance as to when the Company will achieve profitability, if at all.

Because the Company had not produced any revenues as a result of its being a development stage company, it has been dependent, since gaining its independence from its former parent in October 1997, on the net proceeds derived from six private placements pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), to fund its operations. The succeeding three paragraphs describe the private placements in Fiscal 2000 and 2001.

On February 29 and March 14, 2000, the Company closed as to the sales at $5,000 per Unit of an aggregate of 1,840 units. Each unit consisted of 2,500 shares of the Common Stock and an Investor Warrant expiring February 28 or March 13, 2005 to purchase 2,500 shares of the Common Stock at $3.00 per share. The Company realized $9,200,000 in gross proceeds. Finders' fees were paid to various consultants and bankers for their assistance in helping the Company to complete this private placement consisting of an aggregate of $604,706 in cash fees and Finder's Warrants expiring March 13, 2005 to purchase an aggregate of 273,075 shares of the Common Stock at $3.00 per share. The Company's Form S-3 Registration Statement, File No. 333-65536 registering for resale the shares of common stock purchased in the placement and the shares underlying the warrants was declared effective on August 10, 2001.

As a result of the $9,200,000 in gross proceeds realized in the Company's private placement which closed in February and March 2000, management believed, as the Company had previously announced, beginning in its Annual Report on Form 10-K for Fiscal 2000, that the Company had sufficient funds to complete the commercialization of its testing product and bring the same to market. However, as the Company had also previously reported, in its Annual Report on Form 10-K for Fiscal 2001, the Company also required additional funds to bridge the gap between the time the Impact Test System was first brought to market and the time the resultant revenues from sales of such product will result in profitability. As reported in Item 1 to this Report, in September 2001, the Company closed a private placement offering and realized approximately $13,000,000 in net proceeds from the sale of 393.916 Units, each Unit consisting of 1,000 shares of the Series C Preferred Stock and a Series C Warrant to purchase 11,670 shares of the Common Stock. The Company had previously realized $3,000,000 in gross proceeds from the sale of 75,000 shares of the then designated Series B Preferred Stock. However, the $3,000,000 purchase price was used to purchase Series C Preferred Units and the shares of the Series B Preferred Stock were cancelled and the Common Stock purchase warrants surrendered. As a result, management believes that the net proceeds from the two offerings, in conjunction with a portion of the exclusive marketing fee from CMI, and the proceeds from standard commercial banking lines which we intend to negotiate, will be sufficient to enable the Company to reach the period when the Company can reasonably expect to achieve profitability. However, if there are any additional delays in the Company meeting its timetable, the Company may require additional funding. In addition, if orders for our product come in faster than we anticipated, we could require additional financing to expand our manufacturing, sales and other capabilities. Our inability to meet any such increased demand could result in the cancellation of orders and thus delay the attainment of profitability.

In addition, because approximately 45% of the proceeds from the offering are held in escrow against the achievement by the Company of certain designated milestones, the Company could have to refund some or all of these proceeds held in escrow. The Company may, of course, seek contingent equity or debt financing against such unanticipated event occurring. To assist the Company in bridging the gap between now and our receiving the escrowed funds, on February 1, 2002, General Conference Corporation of Seventh-day Adventists, our largest stockholder and one of the investors with escrowed purchase proceeds and securities, loaned the Company $1,500,000. The loan is due April 9, 2002. The Company is required to pay interest at the annual rate of 5% (10% in the event of default). The Company is required to prepay the loan with any proceeds released to the Company from escrow. The Company also issued a warrant to our lender to purchase 500,000 shares of our common stock at $3.25 per share.

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

The Company has entered into a strategic partnering agreement with CMI, Inc. ("CMI") to distribute the Company's products exclusively to the law enforcement market. As part of this agreement, CMI will make payments of approximately $5 million to LifePoint over a two and one-half year period. Fees will be calculated and paid in accordance with the confidential terms of the agreement. There are no conditions for the company to meet other than the delivery of product to receive the fees. CMI has minimum, confidential, sales requirements for the three-year term of the contract in order to retain the exclusive marketing rights. Additionally, the Company continues to pursue additional strategic partnering for other markets. However, there can be no assurance when and if such arrangement will be made.

Management has investigated the possibility of an underwritten public offering and has received expressions of interest from several well-known firms, but only on a post-revenue basis. However, because the market currently is not generally receptive to public offerings, there can be no assurance that stock market conditions in 2002 will be receptive to a public offering by the Company, especially in view of the general volatility of the financial markets in 2000 and 2001. In addition, competitive conditions may make the Company less attractive to potential public investors. See the section "Competition" under the caption "Business" in the Annual Report.

There can be no assurance that the Company will be successful, if required, in securing additional financing, whether through a capital leasing firm, a strategic partner, a public offering or a private placement.

If all of the Common Stock Purchase Warrants to purchase an aggregate of 13,257,171 shares of the Common Stock which were outstanding on December 31, 2001 were subsequently exercised, the Company would realize up to $34,704,766 in gross proceeds. If all of the Options pursuant to the two Stock Option Plans to purchase an aggregate of 2,232,213 shares outstanding on December 31, 2001 were subsequently exercised, the Company would realize up to $6,885,296 in gross proceeds. However, there can be no certainty as to when or if any of these securities will be exercised, especially as to the Options and certain of the Warrants that were not all currently exercisable as of December 31, 2001. In addition, there may be cashless exercises with respect to certain of the Options and Warrants. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

Results of Operations

Three Months Ended December 31, 2001 (3rd quarter) vs. Three Months ended September 30, 2001 (2nd quarter).

The Company recognized its first revenues in December of $22,910 with a shipment of instruments and saliva test modules to its exclusive marketing partner, CMI. This shipment was the first shipment to CMI to be able to complete an initial sales and customer support training program for CMI employees. During the quarter ended December 31, 2001, the Company spent $52,314 on cost of goods, $1,991,983 on research and development and an additional $963,025 on selling, general and administrative expenses, as compared with no cost of goods expense, $1,937,738 and $1,069,815 respectively, during the last fiscal quarter ended September 30, 2001. The increase of $54,245, or 2.8% in research and development expenditures in the 3rd quarter as compared to the 2nd quarter was primarily attributable to increased costs for pilot manufacturing and costs associated with field evaluations for the IMPACT Test System. During the 3rd quarter general and administrative expenses decreased $106,790, or 10% from the 2ndt quarter, as a result of cost saving measures and reorganization the Company put in place in October.

Three Months Ended December 31, 2001 vs. December 31, 2000

The Company recognized its first revenues of $22,910 with a shipment of instruments and saliva test modules to its exclusive marketing partner, CMI, in December 2001. During the quarter ended December 31, 2001, the Company spent $52,314 on cost of goods, $1,991,983 on research and development and an additional $963,025 on selling, general and administrative expenses, as compared with no cost of goods, $1,320,339 and $549,754, respectively, during the quarter ended December 31, 2000. The increase of $671,644, or 50.9%, in research and development expenditures in 2001 was primarily attributable to the ramp up of manufacturing cost of goods and increased staffing of 83% over the same period in 2000. Selling, general and administrative expenses increased $413,271, or 75.2%. The Company currently has sales personnel in the United States and Europe, and has begun setting up distributors for the law enforcement and medical markets throughout Europe. In the United States sales personnel are working with CMI, the Company's law enforcement partner, to establish sales strategy, sales and customer support training and coordination of sales efforts. The marketing staff has participated in trade shows, presented technical papers, and participated in lobbying efforts to facilitate the rapid market acceptance of the IMPACT Test System. Customer Service and Technical Service managers have been hired to set up the needed departments, policies and practices prior to product launch. Other income/expense includes a decrease of $39,775 in interest income as a result of lower levels of average cash on hand for the quarter ended December31, 2001, and an increase of $26,539 in interest expense as a result of higher average borrowings on outstanding lease agreements in 2001.

Nine Months Ended December 31, 2001 vs. December 31, 2000

During the nine months ended December 31, 2001, the Company realized its first revenue of $22,910. The Company spent $52,314 on cost of goods, $5,555,716 on research and development and an additional $2,798,384 on selling, general and administrative expenses during the nine months ended December 31, 2001, as compared with no cost of goods, $3,601,802 and $1,526,046, respectively, during the nine-month period ended December 31, 2000. The increase of $1,953,914, or 54.2%, in research and development expenditures in 2001 was primarily attributable to the initiation and ramping up of manufacturing, including an increase in personnel of 30 to a staffing level of 66 people versus 36 people in December 2000. Selling, general and administrative expenses increased $1,272,338 or 83.4%, of which $626,112 was the result of an increase in sales and marketing expense. The increase represented the Company's preparation for product launch with a 78% increase in personnel with hires in customer service, technical support, marketing and sales in addition to ad placements, marketing and sales materials, and attendance at various tradeshows. Other income/expense includes a decrease of $219,542 in interest income as a result of lower levels of average cash on hand for the quarter ended December31, 2001, and an increase of $123,225 in interest expense as a result of higher average borrowings on outstanding lease agreements in 2001.

From inception on October 8, 1992 to December 31, 2001, the Company has spent $20,021,317 on research and development and $10,535,828 on selling, general and administrative expenses. Management fees paid to the former parent aggregated an additional $2,089,838 during such period, none of which were paid after June 30, 1997.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

    Exhibits

    None

    Reports on Form 8-K

On December 26, 2001, the Company filed with the Securities and Exchange Commission a Current Report on Form 8K regarding the extension grant to January 15, 2002 for achieving the first milestone to satisfy the requirement for release of funds/shares from escrow for the Series C preferred stock.

On January 16, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8K regarding the extension grant to March 31, 2002 for achieving the first milestone to satisfy the requirement for release of funds/shares from escrow for the Series C preferred stock.

On January 23, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8K regarding the Company's Letter to Shareholders, also dated January 18, 2002, regarding the Company's current status and the scheduled commercial launch of the IMPACT Test System in February 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

LIFEPOINT, INC.

(Registrant)

Date: February 14, 2002 By /s/ Michele A. Clark

Michele A. Clark

Controller and Chief Accounting Officer