Form 10-K/A
period 2001-03-31
LIFEPOINT INC
filed 2002-02-22
CIK 910523

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

PART I

ITEM 1. BUSINESS

Safe Harbor Statement under the Private Litigation Reform Act of 1995

With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include certain forward-looking statements that involve risks and uncertainties. Among the risks and uncertainties to which LifePoint, Inc. ("LifePoint" or the "Company") is subject are the risks that it will not obtain the financing necessary to bridge the gap between the commencement of marketing and the attainment of profitability, as to which profitability there can be no assurance as to when and if it will occur; that it will not complete the commercialization of its first product on a timely or successful basis and that the costs will be higher than projected; that before the third quarter of 2001 when LifePoint-s management currently believes that it will begin marketing its saliva based drugs of abuse and alcohol test product to non-medical markets and that before the fourth quarter of 2001 when the product will be submitted for United States governmental approval, competitors, with greater financial resources, will have produced and offered for sale a saliva based product which is more competitive to LifePoint's product than those currently being offered; and that the potential market for LifePoint's products will not be as large as currently anticipated. As a result, the actual results realized by LifePoint could differ materially from the statements made herein. Stockholders of LifePoint, as well as prospective investors, are cautioned not to place undue reliance on forward-looking statements made in this Report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements" in Item 7 to this Report.

General Overview

LifePoint is a medical technology company that has designed, is manufacturing and will shortly be marketing the IMPACTTM Test System - a rapid diagnostic testing, screening, and therapeutic drug monitoring device for use in the workplace, home health care, ambulances, pharmacies and law enforcement. LifePoint is focused on the commercialization of the flow immunosensor technology licensed from the United States Navy (the "USN"). Flow immunosensor technology is a process by which a specimen flows through a micro-column device containing the test reagent, a reaction occurs, and, as a result of the immunoassay reaction, the molecules to be tested in the sample solution cause a signal which is read by a sensor. This patented technology, when used in conjunction with LifePoint's own patented and proprietary technologies using saliva as a non-invasive test specimen, has allowed for the development of a broadly applicable non-invasive, rapid, on-site diagnostic test system. The first product being commercialized is for the simultaneous detection of drugs of abuse and alcohol, the market for which is estimated to be over $1.6 billion by 2002.

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

The Company will be able to market the product in the United States for non-medical purposes, such as law enforcement agencies- testing and safety sensitive testing by industrial companies, and in Europe where no FDA clearance is required prior to product submission to the FDA. The Company will be able to commence marketing of the product in US medical markets when FDA clearance is obtained. The Company anticipates such clearance to occur approximately 100 days (based on the current experience of other companies at the FDA) after submission if such approval is obtained. There can be no assurance as to when and if the Company will submit such assay to the FDA, as to when and if the FDA will give its clearance and as to when and if marketing in either medical or non-medical markets will commence. Management recognizes that, although FDA clearance is not generally required for use of drug testing for non-medical purposes, such as law enforcement agencies' testing and industrial safety sensitive testing, FDA clearance of the product will assist the Company's marketing in the United States to such customers. Preliminary marketing efforts, including markets research, participation at trade shows, and presentation of peer-reviewed papers have been initiated for each target market segment. See the sections "Governmental Regulation" and "Marketing and Distribution" under this caption "Business."

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

Based on its knowledge of the marketplace, management believes that there are no products currently available that both test simultaneously for drugs of abuse and alcohol and provide quantitative, blood-equivalent "under the influence" information for the drugs of abuse on-site. In July 1999, Avitar, Inc. ("Avitar") announced that it had commenced shipping of the first oral screening test for cocaine, opiates and marijuana. The type of technology used by Avitar (and other companies developing similar products) is called lateral flow membrane technology, which is the process of allowing a specimen to flow across a treated test strip (membrane) and which produces a visual test result on a portion of the test strip. Home pregnancy tests are a good example of lateral flow membrane technology. This type of test is less sensitive than the flow immunosensor technology and does not provide quantitative results, but only qualitative, yes/no answers. The results, therefore, cannot be evidentiary (used in court). LifePoint believes this type of technology is not sensitive enough to detect certain drugs at levels that are found in saliva, and recent independent studies seem to confirm this information. Additionally, any test results which is not instrumented and automated will generally not be court defensible in law enforcement and industrial markets.

In 2001, AnSys, Inc. ("AnSys") announced the release of a similar type product, a lateral flow membrane test for drugs of abuse using saliva as a test specimen. In addition, management has been advised that one or more other companies may have a saliva sample testing product under development, although the technology they are using is believed to be similar to those mentioned above, lateral flow membrane technology, and very different from that of the Company. There can be no assurance that other competitors will not begin to offer a saliva sample testing product in the future, whether before or after the Company completes the commercialization of its first product. In addition, there can be no assurance that Avitar and AnSys will not modify their products to meet the Company's criticism described in this and the preceding paragraph. See the section "Competition" under this caption "Business."

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

On June 29, 2001, the Series B Preferred Stock was surrendered, and holders were reissued an aggregate of $3,000,000 of the Series C Preferred Stock. The holders also surrendered their Common Stock purchase warrants expiring March 28, 2006 to purchase an aggregate of 225,000 shares of the Common Stock, which warrants they had received with their shares of the Series B Preferred Stock.

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

To maximize the market utility of the flow immunosensor technology in combination with saliva as a specimen, the Company has developed a small and simple-to-use instrument, which is designed to be exempt from clinical laboratory regulation, the IMPACT Test System. The IMPACT Test System consists of two pieces: a small, transportable, completely automatic instrument and a single-use disposable cassette. The cassette will test for up to 10 different molecules that are found in saliva at blood-comparable levels. Changes take place in the cassette if those molecules are present in the saliva being tested. A signal is generated which the instrument detects by a highly sensitive fluorescent system used in conjunction with a unique, patented digital optical system. The software and electronics in the instrument calculate whether a particular molecule is present and at what levels. The instrument automatically calibrates and validates itself and the cassette to ensure an "error-proof" answer. . The test system is designed to quantitatively detect up to ten analytes (molecules) simultaneously (for panel testing) in one cassette from a single saliva sample in approximately five minutes. The transportable instrument automatically generates hardcopy test results and interpretation to provide the necessary legal documentation of test results.

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

On March 26, 2001, the Company filed a patent application that includes 42 claims for the synthesis of novel cannabinol-based (marijuana-based) tracers suitable for use in immunoassays for the detection of marijuana or its derivatives in biological fluids for the synthesis of novel components.

The expiration date of the USN patent is February 23, 2010. The terms of the other patents are 17 years from the respective dates of issuance, subject to renewal. The Company is not certain whether and when any pending patents may issue. The License Agreement maybe terminated by the USN in the event the Company files bankruptcy or is forced into receivership, willfully misstates or omits material information, or fails to bring the technology to market. Either party may terminate the agreement upon mutual consent. Termination of the Licensing Agreement for the USN patent would end the Company's rights to develop products under the patent. Termination of the license would require the Company to make changes to its products that could further delay development and marketing thereof. For additional information, see the section "Material Contracts" under this caption "Business."

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

Marketing and Distribution

The Company initiated marketing efforts to include lobbying and pre-marketing efforts to help ensure quick acceptance of the product by the respective markets several years ago. LifePoint's marketing department continues to be involved in lobbying efforts nationally and within individual states. Over the last year, LifePoint's marketing personnel demonstrated a marketing prototype of its first product at trade shows and presented technical data at scientific meetings and conferences in the US and Europe. LifePoint intends to market the system globally to law enforcement and industrial markets in conjunction with strategic partners and distributors and, to that end, has a distribution agreement with CMI for the law enforcement markets, and is in discussion with a large corporation to market in the industrial market. LifePoint intends to retain the medical emergency markets and portions of the industrial workplace market for its own direct marketing and sales effort.

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

The United States Food and Drug Administration ("FDA") regulates the introduction, manufacturing, labeling, record keeping and advertising for all medical devices in the United States. There are two principal methods by which FDA clearance may be obtained to market medical device products such as the Company's proposed screening and diagnostic test kits: 1) Pre-market Approval (PMA) and 2) Pre-market Notification (510(k)). PMA's represent the highest level of regulatory scrutiny applied to medical devices. Most medical devices, however, receive pre-market review through the 510(k) process. . One method is to seek FDA clearance through a pre-market notification filing under Section 510(k) ("510(k)") of the Food, Drug and Cosmetics Act. Applicants under the 510(k) procedure must prove that the device for which clearance is sought is "substantially equivalent" to devices on the market prior to the Medical Device Amendments of 1976 or devices cleared thereafter pursuant to the 510(k) procedure. In some cases, data from clinical studies must be included in the 510(k) application. Our clinical studies will show correlation of LifePoint IMPACT Test System results for testing drugs in saliva to currently approved FDA products that test for drugs in saliva by a laboratory with discrepancies validated by an analytical confirmation method. . The review period for a 510(k) application is supposed to be 90 days from the date of filing the application. The FDA is currently taking approximately 89 77 days of review time and 102 days average total elapsed time (including "on-hold" time) to clearance according to FDA year 2000 Annual Report (CDRH).to the Health Industry Management Association Management believes that the Company's product will be reviewed under the 510(k) protocol and that it will take approximately 100 days for clearance. The Company will initially market its first product in the United States for non-medical purposess, such as law enforcement agencies' testing and safety sensitive testing by industrial companies, and in Europe where no FDA clearance is required, but intends to make a FDA 510(k) submission in the fourth quarter of 2001.

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

Drug Testing Methods

On-Site Products

The following table indicates the methods presently used to detect drugs of abuse in urine and saliva samples on-site without the need for laboratory equipment. LifePoint's IMPACT Test System uses the Flow Immunosensor technology to test for the presence of drugs.

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

Laboratory Based System

The following table describes the testing methods used in laboratory settings to test blood serum, urine and saliva for the presence of drugs of abuse. Qualified laboratory trained personnel must run the testing methods listed below.

Type/Sample	Menu	Advantages	Disadvantages
Immunoassay Urine, Saliva	NIDA-5 Barbiturates Benzodiazepine Methadone Propoxophene Tri-cyclic antidepressants	Moderately complex method Good accuracy Current screening standard	Limited range of tests 20-45 minutes for results 2-5 day drug use

Thin Layer Chroma-tography (Toxi-Lab) Urine	Above, plus Analgesics Stimulants Tranquilizers Hypnotics	Large menu No significant instrumentation required	Highly complex method 60 minutes for results 2-5 day drug use Low sensitivity

GC or GC/MS Serum, Urine	Same as Thin Layer	Large menu Quantitative results (overdose vs. therapeutic ranges) Gold Standard	Highly complex method Expensive instrumentation ($60to $75K or more) Negative results - 2 hours Positive results - 2 to 24 hours High sensitivity

High Performance Liquid Chroma-tography (Remedi) Serum	Same as Thin Layer	Moderately complex method Quantitative results	Expensive instrumentation ($40K or more) Less than 100 installed in U.S. 60 minutes for results High sensitivity

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

Alcohol Testing Systems

The following table describes the methods used to test for the presence of alcohol in breath, blood and saliva. Of the methods used all are on-site with the exception of serum (blood) testing which requires laboratory trained personnel and expensive laboratory equipment. LifePoint's IMPACT Test System utilizes the enzyme method on saliva to detect alcohol in a person's saliva.

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

(a) License and Sublicense Agreements

In April 1999, the Company and the USN completed negotiations for an expansion of the ten-year license agreement (the "License Agreement") originally granted to SAT in 1992 and transferred to the Company in 1997. The original License Agreement covered the exclusive use by the Company of the USN's technology for testing saliva for drugs of abuse. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva. In addition, the royalty rate was reduced to 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales from the previous 10% on all LifePoint product sales. The minimum royalty payment has been reduced to $50,000 in 2001 (anticipated first year of product sales) and $100,000 a year thereafter versus the previous $100,000 per year. The License Agreement maybe terminated by the USN in the event the Company files bankruptcy or is forced into receivership, willfully misstates or omits material information, or fails to bring the technology to market. Either party may terminate the agreement upon mutual consent. The Company is further developing the USN-developed technology for application in its own proprietary test system. See the section "Patents and Technology" under this caption "Business."

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

September 30 6.69 4.44 1.84 0.88

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

    Not applicable.

See Note 4 - Stockholder's Equity for information on Sale of Unregistered Securities that have occurred over the past three years.

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

	Y e a r s E n d e d March 31,					Cumulative From October 8, 1992 (Inception) to
	2001	2000	1999	1998	1997	March 31, 2001
Selected Statement of Operations Data:
Revenues:	$ -	$ -	$ -	$ -	$ -	$ -
Costs and Expenses:
Selling, General & Administrative	2,151,985	1,517,776	1,483,135	672,998	268,668	7,737,444
Research and Development	5,180,230	2,448,484	1,117,786	1,052,233	1,735,449	14,465,601
Depreciation and Amortization	255,435	99,693	142,387	217,034	143,634	1,274,207
Interest Expense - Parent	-	-	-	34,530	23,095	95,790
Management Fees - Parent	-	-	-	409,838	420,000	2,089,838
Total Costs and Expenses	7,587,650	4,065,953	2,743,308	2,386,633	2,590,846	25,662,880
Loss from Operations	(7,587,650)	(4,065,953)	(2,743,308)	(2,386,633)	(2,590,846)	(25,662,880)
Other Income (Expense)	425,121	116,169	46,595	(165,657)	(39,727)	180,255
Net Loss	$ (7,162,529)	$ (3,949,784)	$ (2,696,713)	$ (2,552,290)	$ (2,630,573)	$ (25,482,625)
Earnings per Common Share:
Weighted Average Common
Shares Outstanding	30,491,519	15,251,400	11,566,684	8,032,231	5,221,900
Net Loss per Common Share	$ (0.23)	$ (0.26)	$ (0.23)	$ (0.32)	$ (0.50)
Earnings per Common Share,					5,221,900
Assuming Dilution:
Weighted Average Common Shares	30,491,519	15,251,400	11,566,684	8,032,231
Net Loss per Common Share,
Assuming Dilution	$ (0.23)	$ (0.26)	$ (0.23)	$ (0.32)	$ (0.50)

			March 31,
	2001	2000	1999	1998	1997
Selected Balance Sheet Data:
Working Capital (Deficit)	$ 4,874,305	$ 8,784,488	$ 4,350,843	$ 409,951	$ (1,996,218)
Total Assets	$ 9,066,130	$10,081,396	$ 5,058,408	$ 1,073,284	$ 595,947
Stockholders' Equity (Deficit)	$ 6,690,112	$ 9,174,672	$ 4,428,684	$ 735,831	$ (1,573,686)

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

On March 6, 2000 and June 16, 2000, the Compensation Committee authorized that executive officers who are optionees under the LifePoint, Inc. 1997 Stock Option Plan ("the 1997 Option Plan") and the 2000 Option Plan, respectively, or who hold Common Stock purchase warrants may exercise an Option or a warrant by delivering a promissory note (the "Note") to the order of the Company. As of March 31, 2001 Notes totaling $1,971,848 were due to the Company with various due dates from September 6, 2001 through October 16, 2002 bearing interest rates ranging from 8% to 9%. All Notes have a term of eighteen months. A detailed list of the Notes due from Officers may be found in Item 13 Certain Relationships and Related Transactions.

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

Investing Cash Flows

During fiscal 2001, 2000 and 1999, net cash used by investing activities was $747,000, $105,000 and $24,000, respectively. The increase in fiscal 2001 over fiscal 2000 of $642,000 was as a result of leasehold improvements to the manufacturing facility in Ontario and the addition of furniture and equipment to that facility and $37,000 directly related to the granting of trademark rights for "LifePoint" in the United States and Europe.

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

Fiscal 2001 vs. Fiscal 2000

During fiscal 2001, the Company continued as a development stage enterprise with no revenues. Research and development expenses in fiscal 2001 were $5,180,000 as compared to $2,448,000 in fiscal 2000, or an increase of $2,732,000 or 112%. The increase in fiscal 2001 was a result of the Company's transition into the commercialization phase of product development including the establishment of pilot manufacturing. Staffing levels in product development increased 53% in fiscal 2001 and facilities expenses increased 189% due to the addition of the manufacturing facilities in Ontario. Selling, general and administrative expenses were $2,152,000 in fiscal 2001 as compared to $1,518,000 in fiscal 2000, or an increase of $634,000 or 42% as a result of an increase in staffing of 120% and accelerating pre-marketing and lobbying efforts. Depreciation and amortization during fiscal 2001 were $255,400 as compared to $99,700 for fiscal 2000. The increase of $155,700 is directly attributable to the increase in capital assets acquired in fiscal 2001 as the Company completed the construction and equipping of its manufacturing facility. Other income for fiscal 2001 was $425,100 as compared to $116,200 for fiscal 2000. The increase of $308,900 was the result of interest income that, due to increased cash on hand resulted in higher returns. As of March 31, 2001, the Company did not anticipate generating revenues from product sales until the third quarter of 2001 at the earliest. Accordingly, management anticipated that operating losses would continue for at least a nine-month period.

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

Fiscal 2000 vs. Fiscal 1999

During fiscal 2000, the Company continued as a development stage enterprise with no revenues. Research and development expenses in fiscal 2000 were $2,448,000 as compared to $1,118,000 in fiscal 1999, or an increase of $1,330,000 or 119%. The increase in fiscal 2000 was a result of the Company's transition into the final stages of development. Staffing levels in product development increased 80% in fiscal 2000 along with related development expenses. Selling, general and administrative expenses were $1,518,000 in fiscal 2000 as compared to $1,483,000 in fiscal 1999, or an increase of $35,000 or 2.4%. Depreciation and amortization during fiscal 2000 were $99,700 as compared to $142,400 for fiscal 1999. The decrease of $42,700 is a result of fully depreciating leasehold improvements to coincide with the end of the related lease on facility. Other income for fiscal 2000 was $116,200 as compared to $46,600 for fiscal 1999. The increase of $69,600 was the result of increased interest income due to increased cash on hand at year end and investment by portfolio management beginning in September 1999 resulting in higher returns. As of March 31, 2000, the Company did not anticipate generating revenues from product sales until the first quarter of 2001 at the earliest. Accordingly, management anticipated that operating losses would continue for at least a nine-month period thereafter.

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

Donald Fletcher has over 25 years of directly related experience in the medical diagnostic, including over 23 years experience in manufacturing and operations with extensive experience in product scale-up and transfer, and product development team management. Mr. Fletcher was most recently Vice President, Operations of Sigma Diagnostics, a division of Sigma Aldrich Corporation, where he was responsible for manufacturing 1,500 medical products including both reagent kits and instrument systems. He also guided the new product development and product transfer of a new immunoassay test system. Prior to Sigma Diagnostics, Mr. Fletcher was Vice President, Manufacturing and an Officer of Diamedix Corporation, a start-up immunodiagnostic manufacturer, where he developed and scaled-up manufacturing for an instrument manufacturing department. Prior to Diamedix, Mr. Fletcher was employed by Beckman Coulter, Inc. in a variety of project management, plant management and manufacturing positions. Mr. Fletcher has a BA in Biological Sciences with a minor in chemistry from California State University, San Jose, California.

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

Linda H. Masterson, Chairman, President and Chief Executive Officer of the Company was a director of Substance Abuse Technologies ("SAT") on September 10, 1997 when SAT filed its petition in bankruptcy. SAT was a principal stockholder of the Company until October 31, 1997. Ms. Masterson sun\bsequently resigned as a director of SAT and SAT was subsequently discharged from bankruptcy under a plan of reorganization. No other officer or director of the Company has been similarly involved in any bankruptcy or similar proceedings during the past five years.

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

Name	Number of Securities Underlying Unexercised Options At Fiscal Year-End (#) Exercisable/Unexercisable		Value of Unexercised In-The-Money Options At Fiscal Year End ($) (1) Exercisable/Unexercisable

Linda A. Masterson		55,000		$ 247,500	225,816/195,434	$1,016,172/$879,453

Thomas J. Foley		60,400		$ 271,800	124,064/155,536	$558,288/$699,912

Lawrence A. Reynolds		-		$ -	54,677/75,323	$246,047/$338,954

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

On October 29, 1997, with the approval of its bankruptcy court, SAT sold its controlling stockholder interest in the Company (i.e., 5,575,306 shares or 76.4% of the 7,297,206 then outstanding shares of the Common Stock) to Meadow Lane Partners, LLC ("Meadow Lane"), which action, together with the subsequent resignations of two directors who served on both boards of directors, terminated SAT/s relationship as the parent of the Company. On November 4, 1997, Ms. Masterson resigned as a director of SAT, thereby severing the last of the relationships between SAT and the Company.

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

As a result of the procedure described in the preceding paragraph, the following Notes bearing interest rates between 8% and 9% were outstanding as of the Record Date from Ms. Masterson, Mr. Foley and Michele A. Clark, the Controller and Chief Accounting Officer of the Company:

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

Exhibit Number	Exhibit Title
2(b)	Agreement and Plan of Merger dated as of April 23, 1996 by and among SAT, U.S. Drug Acquisition Corp. and LifePoint. (1)
2(b)(1)	Agreement and Plan of Merger dated as of February 17, 1997 by and among SAT, U.S. Drug Acquisition Corp. and LifePoint. (3)
3(a)	Copy of Certificate of Incorporation of LifePoint as filed in Delaware on October 8, 1992. (2)
3(a)(1)	Copy of Amendment to the Certificate of Incorporation as filed in Delaware on October 13, 1992. (3)
3(a)(2)	Copy of Amendment to Certificate of Incorporation filed in Delaware on February 25, 1998(4)
3(a)(3)	Copy of Amendment to Certificate of Incorporation as filed in Delaware on January 19, 1999. (5)
3(a)(4)	Copy of Restated Certificate of Incorporation as filed in Delaware on April 29, 1999.(10)
3(a)(5)	Copy of Certificate of Amendment to the Certificate of Incorporation as filed in Delaware on September 1, 2000 (12)
3(a)(6)	Copy of Restated Certificate of Incorporation as filed in Delaware on September 1, 2000 (12)
3(a)(7)	Copy of Certificate of Designations as filed in Delaware on March 30, 2001.
3(a)(8)	Copy of Certificate of Designations as filed in Delaware on June 20, 2001.
3(b)	Copy of By-Laws of LifePoint as initially adopted.(3)
3(b)(1)	Copy of By-Laws of LifePoint as adopted on February 26, 1999 superseding those filed as Exhibit 3(b) hereto.(10)
3(b)(2)	Copy of By-Laws of LifePoint as effective on September 1, 2000 superseding those filed as Exhibit 3(b) to LifePoint's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. (12)
10(a)	Copy of License Agreement dated January 24, 1992 by and between the USN and USAT. (Confidential Treatment Requested for Exhibit.)(3)
10(a)(1)	Copy of Amendment dated March 15, 1994 to License Agreement filed as Exhibit 10(a) hereto.(1)
10(a)(2)	Copy of Amendment dated June 16, 1995 to License Agreement filed as Exhibit 10(a) hereto.(1)
10(a)(3)	Copy of Letter dated May 15, 1995 from the USN to SAT.(1)
10(a)(4)	Copy of Fifth Modification dated November 12, 1997 to License Agreement filed as Exhibit 10(a) hereto.(4)
10(a)(5)	Copy of Partially Exclusive License dated March 12, 1999 between LifePoint and the United States of America as represented by the Secretary of the Navy.(10)
10(b)	Copy of Assignment dated as of January 1, 1993 between U.S. Drug and USAT of Licensing Agreement filed as Exhibit 10(a) hereto.(3)
10(b)(1)	Copy of Amended Sublicense Agreement dated September 23, 1993 superseding the Assignment filed as Exhibit 10(b) hereto.(1)
10(b)(2)	Copy of Approval dated September 24, 1993 by the USN of Amended Sublicense Agreement filed as Exhibit 10(b) hereto.(1)
10(c)	Copy of Cooperative Research Agreement (the "CRDA Agreement") dated April 16, 1992 by and between Naval Research Laboratory Section, United States Department of the Navy, and SAT.(3)
10(d)	Copy of Management Agreement dated April 1, 1993 by and between LifePoint and SAT.(3)
10(d)(1)	Copy of Amendment dated July 20, 1993 to Management Services Agreement Filed as Exhibit 10(d) hereto.(3)
10(e)	Copy of Lease expiring January 31, 1997 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT as Tenant (6)
10(e)(1)	Copy of Lease Modification Agreement to Lease filed as Exhibit 10(e) hereto.(7)
10(e)(2)	Copy of Sub-Lease Agreement dated as of January 1, 1993 by and between SAT as sub-landlord and LifePoint as subtenant.(3)
10(e)(3)	Copy of Third Amendment dated January 2, 1997 to Lease filed as Exhibit 10(e), hereto.(8)
10(e)(4)	Copy of Fourth Amendment dated November 3, 1997 to Lease filed as Exhibit 10(e) hereto.(4)
10(e)(5)	Copy of Fifth Amendment dated August 18, 1998 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant. (5)
10(e)(6)	Copy of Sixth Amendment dated March 31, 1999 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant. (10)
10(e)(7)	Copy of Seventh Amendment dated December 18, 2000 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant. (13)
10(g)	Copy of LifePoint's 1994 Stock Option/Stock Issuance Plan.(9)
10(g)(1)	Form of Stock Option expiring October 2, 2004 of LifePoint.(9)
10(g)(2)	Copy of LifePoint's 1997 Stock Option Plan.(4)
10(g)(3)	Form of Stock Option Agreement used under Plan filed as Exhibit 10(g)(2).(4)
10(i)	Copy of Severance Agreement dated as of October 27, 1997 between LifePoint and Linda H. Masterson.(4)
10(k)	Copy of Agreement dated December 1, 1998 between Burrill and Company and LifePoint.(5)
10(l)	Commercial Pledge and Security Agreement dated June 2, 1999 between LifePoint and City National Bank (11)
10(m)	Lease Agreement dated July 14, 1999 between LifePoint and FirstCorp (11)
10(n)	Copy of Lease expiring July 31, 2005 by and between Slater Properties as landlord and LifePoint as Tenant
10(o)	Lease Agreement dated August 28, 2000 between LifePoint and Finova Capital Corporation (12)
10(p)	Copy of Exclusive Distribution Agreement between LifePoint, Inc and CMI, Inc.
23(a) 23(b)	Consent of Ernst & Young LLP. Consent of Wolinetz, Gottlieb and Lafazan, P.C.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2002..

LIFEPOINT, INC.

(Registrant)

By: /s/ Michele A. Clark

Michele A. Clark

Principal Accounting Officer

and duly authorized representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following person on behalf of the Company and in the capacities indicated on February 22, 2002.

Signature Title

/s/ Michele A. Clark Principal Accounting Officer

Michele A. Clark and a duly authorized representative

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

March 31 March 31,

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
and outstanding at March 31, 2001
Common Stock, $.001 par value; 75,000,000 shares
authorized, 31,516,927 and 29,769,501 shares issued and
outstanding at March 31, 2001 and 2000, respectively	31,517	29,769
Additional paid-in capital	34,733,520	29,145,385
Notes receivable-officers	(2,028,864)	(1,116,875)
Deficit accumulated in the development stage	(26,046,136)	(18,883,607)
Total stockholders' equity	6,690,112	9,174,672
	$ 9,066,130	$ 10,081,396

See Accompanying Notes.

LIFEPOINT, INC.

(a Development Stage Enterprise)

STATEMENTS OF OPERATIONS

			Cumulative
			From
			October 8, 1992
Years Ended March 31			(Inception) to
2001	2000	1999	March 31, 2001

Revenues	$ -	$ -	$ -	$ -
Costs and expenses:
Selling, general and administrative
expenses	2,151,985	1,517,776	1,483,135	7,737,444
Research and development	5,180,230	2,448,484	1,117,786	14,465,601
Depreciation and amortization	255,435	99,693	142,387	1,274,207
Interest expense-parent	-	-	-	95,790
Management fees-parent	-	-	-	2,089,838
Total costs and expenses	7,587,650	4,065,953	2,743,308	25,662,880
Loss from operations	(7,587,650)	(4,065,953)	(2,743,308)	(25,662,880)
Other income (expense):
Interest income (expense) net	425,121	116,169	46,595	918,101
Loss on disposal of property and
equipment	-	-	-	(212,501)
Loss on sale of marketable
securities	-	-	-	(627,512)
Interest income-parent	-	-	-	102,167
Total other income (expense)	425,121	116,169	46,595	180,255

Net loss	$ (7,162,529)	$ (3,949,784)	$ (2,696,713)	$ (25,482,625)
Less dividend on preferred stock		547,246	4,865	552,110

Loss applicable to common stockholders	$ (7,162,529)	$ (4,497,030)	$ (2,701,578)	$ (26,034,735)

Earnings per common share - basic:
Weighted average common shares
outstanding	30,491,519	15,251,400	11,566,684
Net loss per common share	$ (0.23)	$ (0.29)	$ (0.23)
Earnings per common share, assuming
dilution:
Weighted average common shares
outstanding	30,491,519	15,251,400	11,566,684
Net loss per common share,
assuming dilution	$ (0.23)	$ (0.26)	$ (0.23)

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets that range from 5 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred whereas major betterments and renewals are capitalized. Property and equipment under capital leases are included with property and equipment and amortization of these assets are included in depreciation expense.

Patents

The cost of patents is being amortized over the expected useful life of 17 years using the straight-line method. At March 31, 2001 and 2000, accumulated amortization of patents was approximately $17,000 and $12,000, respectively. Additional patent costs incurred for the years ended March 31, 2001, 2000, and 1999 were approximately $37,000, $14,000, and $18,000, respectively, and relate to the grant of trademark rights for "LifePoint" in the United States and Europe in 2001, costs related to the granting of US Patent #6,022,326 in 2000 and costs associated with granting international patent rights on US Patent #5,354,654 in 1999.

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

LifePoint accounts for equity awards granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

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

Impairment of Long Lived Assets

LifePoint periodically evaluates the recoverability of the carrying value of its long-lived assets to be held and used in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 requires recognition of impairment losses on long-lived assets used in operations, including related goodwill, when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value or estimates of future undiscounted cash flows of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. LifePoint has identified no such impairment losses.

Notes Receivable- Stockholders

Stockholder note receivables represent notes issued to the Company by certain members of management in exchange for shares of Common Stock of the Company. These notes are secured by the underlying common stock, bear interest at rates ranging from 8% to 9% and are payable at various dates through October 16, 2001. At March 31, 2001 and 2000, stockholder note receivables totaled approximately $2,029,000 and $1,117,000, respectively, and are included as contra-equity in the accompanying Statements of Stockholders' Equity.

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

On August 28, 2000 the Company entered into a lease financing agreement with Finova Capital Corporation ("Finova") of Scottsdale, Arizona whereby Finova agreed to provide LifePoint with a $3,000,000 lease line ($1,750,070 available at March 31, 2001) for the purchase of equipment including up to $500,000 of leasehold improvements. The master lease agreement provides for individual closing schedules of not less than $250,000 (up to three schedules may have an aggregate closing cost of not less than $100,000). Each closing schedule will be financed for 36 months at a rate equal to the current three-year U.S. Treasury Notes, but not less than 6.79%. At the end of each schedule, LifePoint will have the option to purchase all (but not less than all) of the equipment at 15% of the original equipment cost. Included in cash and cash equivalents is $900,000 the Company is required to maintain in accordance with the master lease agreement. In June 2001, the Company had satisfied the requirements to have the cash released and the Company expects to receive the $900,000 plus earned interest in the first quarter of fiscal 2002.

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

3. PROPERTY AND EQUIPMENT

Fixed asset additions for the year ended March 31,2001 equals $1,961,000 of which $1,251,000 were obtained through capital leases. Property and equipment is summarized as follows:

	Estimated	March 31,	March 31,
	Useful Life	2001	2000
Furniture and Fixtures	3 - 7 years	$1,483,892	$ 601,743
Test Equipment	5 - 7 years	425,768	425,768
Leasehold Improvements	3 - 5 years	1,324,340	245,991
		3,234,000	1,273,502
Less: Accumulated Depreciation		1,123,388	872,193
		$2,110,612	$ 401,309

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

4. STOCKHOLDERS- EQUITY

Series A Preferred Stock

On January 21, 1999, the Company sold 600,000 shares of the Company's Series A 10% Cumulative Convertible Preferred Stock, $.001 par value (the "Series A Preferred Stock"), pursuant to a third private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Each share was entitled to one vote and was convertible into 20 shares of the Company's Common Stock. Dividends were cumulative and payable semi-annually at a rate of $1.00 per share. The dividends were payable in cash or shares of Common Stock. The Series A Preferred Stock had preference in liquidation over all other forms of capital stock of the Company. The Company, at it's option, could redeem the outstanding shares of Series A Preferred Stock any time on or after July 1, 1999 at a redemption price of $10.00 per share, plus all accrued but unpaid dividends to the date of the redemption. If the Average Market Value of the Company's common stock, as defined in the agreement, was $4.00 or more per share for a period of 30 days, the outstanding shares of Series A Preferred Stock would be converted into shares of Common Stock at the rate of 20 shares of Common Stock for every share of Series A Preferred Stock. On March 4, 2000, because the Average Market Price of the Common Stock for a 30-day period was $4.00 or more, the Company, by notice to the holders, converted all of the then outstanding shares of the Series A Preferred Stock into 11,154,500 shares of Common Stock as of March 24, 2000. At the time of the conversion, the Company issued approximately 123,000 shares of Common Stock to the holders of the Series A Preferred Stock as payment for all accrued and unpaid dividends.

Series B Preferred Stock

On March 29, 2001, the Company sold an aggregate of 75,000 shares of the Company's Series B 20% Cumulative Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock). Each share was entitled to one vote and was convertible into 10 shares of the Company's Common Stock. Dividends were cumulative and payable annually at a rate of $.20 per share in year one, $.24 per share in year two, $.288 per share in year 3 and $2.40 per share thereafter. The dividends were payable in shares of Series B Preferred Stock for the first 3 years after the date of original issuance and in shares of Common Stock thereafter. The Series B Preferred Stock had preference in liquidation over all other forms of capital stock of the Company at a rate of $40 per share plus all accrued and unpaid dividends. If at any time after 18 months from the date of issuance, the Average Market Value of the Company's common stock, as defined in the agreement, was $8.00 or more per share for a period of 30 days, or if at any time after two years from the date of issuance the Market Value of the Company's Common Stock, as defined in the agreement, was $5.00 or more, the outstanding shares of Series B Preferred Stock would be converted into shares of Common Stock at the rate of 10 shares of Common Stock for every share of Series B Preferred Stock. If certain events occur, as defined in the agreement, any accrued and unpaid dividends will be paid in Common Stock at the rate of $8.00 per share in the first year after issuance, $9.60 per share in the second year, $11.52 per share in the third year and at $2.40 per year thereafter.

Each holder of the Series B Preferred Stock was granted a Common Stock Purchase Warrant expiring March 28, 2006 to purchase 75,000 shares of the Common Stock at a price of $5.60 per share. As of June 29, 2001, all shares of the Series B Preferred Stock were converted into Series C Preferred Stock and the Common Stock Purchase Warrants were replaced with new Common Stock Purchase Warrants (See Note 7 - Subsequent Events)

Common Stock

On May 24, 1997, the Board of Directors of LifePoint authorized the issuance of additional shares of the Company's Common Stock to SAT on the basis of a share of the Common Stock for each $1.25 of indebtedness of LifePoint to SAT. Based on SAT's advice that the amount of indebtedness owed by LifePoint to SAT was

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

4. STOCKHOLDERS- EQUITY (continued)

Common Stock (continued)

approximately $2,594,000, all of which SAT agreed to treat as a capital contribution, LifePoint authorized the issuance to SAT of 2,075,306 shares of the Common Stock. As of September 30, 1997, SAT owned 5,575,306 shares of the Common Stock or 76.4% of the 7,297,206 outstanding shares of the Common Stock. SAT ceased providing advances to LifePoint in August 1997 as a result of its inability to secure financing for its own programs. On October 27, 1997, the controlling stockholder interest in LifePoint was sold to Meadow Lane Partners, LLC ("Meadow Lane") for $250,000. LifePoint is now completely independent from SAT.

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

Stock Option/Stock Issuance Plan

On August 14, 1997, the Board of Directors adopted, subject to stockholder approval, the Company's 1997 Stock Option Plan (the "1997 Option Plan") providing for the granting of Options to purchase up to 1,000,000 shares of Common Stock to employees (including officers) and persons who also serve as directors and consultants of the Company. On June 5, 1998, the Board increased the number of shares subject to the 1997 Option Plan to 2,000,000, again subject to stockholder approval. Stockholder approval was given on August 13, 1998. The Options may either

LIFEPOINT, INC.

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

  STOCKHOLDERS- EQUITY (continued)

be incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") to be granted to employees or nonqualified stock options to be granted to employees, directors or consultants. On August 25, 2000, the stockholders approved the 2000 Option Plan which would permit the granting of Options to purchase an aggregate of 2,000,000 shares of Common Stock on terms substantially similar to those of the 1997 Option Plan.

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

	Incentive Stock Options		Non-Statutory Options
	Number of	Price Range	Number of	Price Range
	Shares	Per Share	Shares	Per Share
Outstanding - April 1, 1995	218,000	$7.00	10,000	$7.00
Canceled	(66,000)	7.00	(10,000)	7.00
Outstanding - March 31, 1996	152,000	7.00	-	-
Canceled	(152,000)	7.00	-	-
Outstanding - March 31, 1997	-	-	-	-
Granted	950,000	0.50	300,000	1.00-4.00
Outstanding - March 31, 1998	950,000	0.50	300,000	1.00-4.00
Granted	15,000	0.50-1.34	120,000	0.50
Exercised	(41,197)	0.50	(155,000)	1.00
Canceled	(249,636)	0.50-134	(145,000)	0.50 - 1.00
Outstanding - March 31, 1999	674,167	0.50	120,000	0.50
Granted	885,500	1.12-3.28	75,000	1.63 - 2.83
Exercised	(123,254)	0.50	(20,000)	0.50
Canceled	(57,917)	0.50 - 1.81	(15,000)	1.63
Outstanding - March 31, 2000	1,378,496	0.50-3.28	160,000	0.50 - 2.83
Granted	653,625	3.35-6.58	127,104	3.22 - 4.81
Exercised	(214,277)	0.50-1.87	(6,250)	0.50
Canceled	(190,710)	1.81-6.56	(10,000)	2.83
Outstanding - March 31, 2000	1,627,134	0.50-6.56	270,854	0.50 - 4.81

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

The Company continues to account for stock -based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No.25, " Accounting for Stock Issued to Employees", under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation ("FAS 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of FAS 123. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for the awards under the plan consistent with the methodology prescribed under FAS 123, there would be no effect on the Company's reported net loss and loss per share.

The Company employed the Black-Scholes valuation method to calculate the fair value for the awards under the plan consistent with the methodology under FAS 123. For 2001, the risk-free interest rate and the expected life in years utilized by the Black-Scholes method was 6.0% and 10 years, respectively.

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

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

March 31

2001 2000

Deferred tax assets:

Net operating loss carryforwards $ 8,216,000 $ 5,828,500

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

The Company leases certain equipment under noncancelable lease arrangements. These capital leases expire on various dates through 2004 and may be renewed for up to 12 months. Furniture, fixtures and equipment includes assets acquired under capital leases of $1,503,400 as of March 31, 2001. Accumulated depreciation for assets under capital lease was $133,860 and $21,266 at March 31, 2001 and 2000, respectively. See Note 3 - Property and Equipment.

Approximate minimum lease commitments as of March 31, 2001 are as follows:

Years ended	Capital	Operating
March 31,	Leases	Leases

2002	$ 570,238	$ 302,092
2003	481,973	309,095
2004	443,172	313,788
2005	-	262,776
2006	-	81,525
Thereafter	-	-

Total minimum lease payments	$ 1,495,383	$ 1,269,277

Amount representing interest	(280,152)
Present value of net minimum
lease payments	$1,215,231
Less current portion	573,671
Long-term portion	$ 641,560

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

On June 29, 2001, the Company sold an additional 85.714 Units. As a result, the Company had outstanding 313,721 shares of the Series C Preferred Stock and Series C Warrants to purchase an aggregate of 3,137,210 shares of the Common Stock.

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