Form 10-Q/A
period 2001-06-30
LIFEPOINT INC
filed 2002-02-22
CIK 910523

3: UNITED STATES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
LIFEPOINT, INC.
(a development stage enterprise)
BALANCE SHEET
	June 30,
	2001	March 31
	(unaudited)	2001
ASSETS

Current assets:
Cash and cash equivalents	$ 5,258,274	$ 6,227,894
Restricted cash - Series C escrow	5,490,105	-
Prepaid expenses and other current assets	492,092	380,869
Total current assets	11,240,471	6,608,763
Property and equipment, net	2,369,536	2,110,612
Patents and other assets, net	601,358	346,755
	$ 14,211,365	$ 9,066,130
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 625,699	$ 721,332
Accrued expenses	426,843	439,455
Capital lease -short term	541,754	573,671
Total current liabilities	1,594,296	1,734,458
Capital lease - long term	567,119	641,560
Series C escrowed shares	5,490,105	-
	7,651,520	2,376,018
Commitments and contingencies (Note 8)
Stockholders' equity:
Series B 20% Cumulative Convertible Preferred Stock, $.001
par value, 600,000 shares authorized, no shares
outstanding at December 31, 2001	-	75
Series C 10% Cumulative Convertible Preferred Stock, $.001
par value, 600,000 shares authorized, 393,916
outstanding at December 31, 2001	157	-
Common stock, $.001 par value; 75,000,000 shares authorized,
32,046,619 and 31,516,927 shares issued and outstanding at
December 31, 2001 and March 31, 2001, respectively	31,571	31,517
Additional paid-in capital	37,149,095	34,733,520
Note receivable - officers	(2,071,648)	(2,028,864)
Deficit accumulated in the development stage	(28,549,330)	(26,046,136)
Total stockholders' equity	6,559,845	6,690,112
	$ 14,211,365	$ 9,066,130

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(Unaudited)
			Cumulative
	For the		From
	Three Months Ended		October 8, 1992
	June 30,		(Inception) to
	2001	2000	June 30, 2001

Revenues	$ -	$ -	$ -

Costs and Expenses:
General and Administrative Expenses	765,544	450,885	8,502,988
Research and Development	1,625,995	1,097,424	16,091,596
Depreciation and Amortization	108,000	45,000	1,382,207
Interest Expense - Parent	-	-	95,790
Management Fees - Parent	-	-	2,089,838

Total Costs and Expenses	2,499,539	1,593,309	28,162,419

Loss from Operations	(2,499,539)	(1,593,309)	(28,162,419)

Other Income/(Expense)
Interest income (expense) net	(3,655)	145,925	914,446
Loss on disposal of property and equipment			(212,501)
Loss on sale of marketable securities			(627,512)
Interest income - parent			102,167

Net Loss	(2,503,194)	(1,447,384)	(27,985,819)

Less preferred dividend	-	-	552,110

Loss applicable to common stockholders	$ (2,503,194)	$ (1,447,384)	$ (28,537,929)

Earnings per Common Share:
Weighted Average Common Shares
Outstanding	30,532,537	29,884,639

Net Loss Per Common Share	$ (0.08)	$ (0.05)

Earnings per Common Share, Assuming
Dilution:
Weighted Average Common Shares
Outstanding	30,532,537	29,884,639

Net Loss Per Common Share, Assuming
Dilution	$ (0.08)	$ (0.05)

The accompanying notes are an integral part of the financial statements.

	LIFEPOINT, INC.
	(a development stage enterprise)
	STATEMENTS OF CASH FLOWS
	(unaudited)			Cumulative From
	Three Months Ended June 30			October 8, 1992
				(Inception) to
	2001	2000	1999	June 30, 2001

Operating Activities
Net loss	$ (2,503,194)	$ (1,447,384)	$ (780,239)	$ (27,985,819)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	108,000	45,000	24,086	1,382,207
Interest paid on Series C funds
Loss on disposal of property and equipment	-	-	-	237,976
Consulting expense	-	-	-	361,160
(Gain) loss on marketable securities	-	-	-	627,512
Amortization of bond discount	-	-	-	(4,855)
Changes in operating assets and liabilities:
Change in prepaid expenses and other
current assets	(111,223)	(17,476)	(9,925)	(367,691)
Change in other assets	(255,550)	(51,054)	10,057	(509,037)
Change in accounts payable	(95,633)	(89,969)	(28,180)	680,058
Change in accrued expenses	(12,612)	(11,552)	41,536	(96,528)
Net cash used by operating activities	(2,870,212)	(1,572,435)	(742,665)	(25,675,017)
Investing Activities
Sale of marketable securities	-	-	-	3,285,625
Purchase of marketable securities	-	-	-	(3,908,281)
Purchases of property and equipment	(365,977)	(124,424)	(90,938)	(1,770,178)
Proceeds from sale of property and equipment, net	-	-		80,828
Additional patent costs	-	(1,891)	-	(107,515)
Net cash provided (used) by investing activities	(365,977)	(126,315)	(90,938)	(2,419,521)
Financing Activities
Sales of common stock	-	-	63,000	20,446,226
Expenses of common stock offering	-	-	-	(2,286,292)
Cancellation of Series B preferred stock	(3,000,000)	-	-	(3,000,000)
Sale of Series C preferred stock	10,980,210			19,980,210
Series C cash in escrow	(5,490,105)	-	-	(5,490,105)
Expenses of preferred stock offering	(164,801)	-	(18,374)	(903,252)
Exercise of stock options	2,623	14,760	1,875	152,119
Exercise of warrants	45,000	226,340	-	1,719,915
Payments of loan to parent	-	-	-	(1,917,057)
Proceeds of loan by parent	-	-	-	1,634,762
Proceeds of loan payable - parent	-	-	-	4,715,067
Payment of loan payable - parent	-	-	-	(1,299,782)
Proceeds of capital leases	-	-	-	101,572
Payments of capital leases	(106,358)	(21,777)	-	(500,571)
Proceeds of brokerage loan payable	-	-	-	2,674,683
Payments of brokerage loan payable	-	-	-	(2,674,683)
Net cash provided (used) by financing activities	2,266,569	219,323	46,501	33,352,812
Increase (decrease) in cash and cash equivalents	(969,620)	(1,479,427)	(787,102)	5,258,274
Cash and cash equivalents at beginning of period	6,227,894	9,483,624		-
Cash and cash equivalents at end of period	$ 5,258,274	$ 8,004,197	$ (787,102)	$ 5,258,274

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.
(a development stage enterprise)
STATEMENTS OF CASH FLOWS
	(unaudited)			Cumulative From
	Three Months Ended June 30			October 8, 1992
(Inception) to
	2001	2000	1999	June 30, 2001
Supplemental Disclosure of
Cash Information:
Cash paid for interest	$ 39,150	$ 8,172	$ -	$ 337,157
Noncash operating activities:
Value of common stock for
consulting services	$ -	$ -	$ -	$ 203,340
Noncash investing activities:
Value of assets transferred to lessor
in lieu of payment on capital leases	$ -	$ -	$ -	$ 71,405
Noncash financing activities:
Value of common stock issued and
additional paid-in capital for the
transfer of assets from Parent	$ -	$ -	$ -	$ 781,060
Value of common stock issued to
Parent and additional paid-in capital
for the forgiveness of debt	$ -	$ -	$ -	$ 3,160,502
Value of common stock warrants issued
for consulting services	$ -	$ -	$ 187,500	$ 187,500
Value of common stock issued and
additional paid-in capital issued as
dividends on preferred conversion	$ -	$ -	$ 31,433	$ 552,110
Value of common stock warrants issued
for preferred stock offering	$ -	$ -	$ -	$ 133,559
Value of preferred stock converted to
common stock	$ -	$ -	$ 2,107	$ 12,000
Value of common stock warrants converted
to common stock in exchange for note	$ -	$ -	$ -	$ 1,920,000
Value of common stock options converted
to common stock in exchange for note	$ 42,784	$ 24,435	$ -	$ 251,648
Value of common stock surrendered as
payment on note	$ -	$ -	$ -	$ 106,992

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

NOTE 3 - Property and Equipment

Property and equipment is summarized as follows:

	Estimated	June 30,	March 31,
	Useful Life	2001	2001
Furniture and Fixtures	3 - 7 years	$1,840,117	$1,483,892
Test Equipment	5 - 7 years	425,768	425,768
Leasehold Improvements	3 - 5 years	1,334,091	1,324,340
		3,599,976	3,234,000
Less: Accumulated Depreciation		1,230,440	1,123,388
		$2,369,536	$2,110,612

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

NOTE 5 - Stockholders' Equity

Series B Preferred Stock

On March 29, 2001, the Company sold an aggregate of 75,000 shares of the Company's Series B 20% Cumulative Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock). Each share was entitled to one vote and was convertible into 10 shares of the Company's Common Stock. Dividends were cumulative and payable annually at a rate of $.20 per share in year one, $.24 per share in year two, $.288 per share in year 3 and $2.40 per share thereafter. The dividends were payable in shares of Series B Preferred Stock for the first 3 years after the date of original issuance and in shares of Common Stock thereafter. The Series B Preferred Stock had preference in liquidation of over all other forms of capital stock of the Company at a rate of $40 per share plus all accrued and unpaid dividends. If at any time after 18 months from the date of issuance, the Average Market Value of the Company's common stock, as defined in the agreement, was $8.00 or more per share for a period of 30 days, or if at any time after two years from the date of issuance the Market Value of the Company's Common Stock, as

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001

(Unaudited)

(Continued)

NOTE 5 - Stockholders' Equity (continued)

defined in the agreement, was $5.00 or more, the outstanding shares of Series B Preferred Stock would be converted into shares of Common Stock at the rate of 10 shares of Common Stock for every share of Series B Preferred Stock.Each holder of the Series B Preferred Stock was granted a Common Stock Purchase Warrant expiring March 28, 2006 to purchase 75,000 shares of the Common Stock at a price of $5.60 per share. As of June 29, 2001, all shares of the Series B Preferred Stock were converted into Series C Preferred Stock and the Common Stock Purchase Warrants were replaced with new Common Stock Purchase Warrants

Series C Preferred Stock

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

By agreement dated August 16, 2001, the Company and the investors unanimously agreed that a holder could convert a share of our Series C preferred stock at an initial conversion price of $3.00 (not $3.50) into 11.67 shares (not 10 shares) of our common stock. In addition, the exercise price of our investor warrants was reduced from $3.50 to $3.00 per share. A holder would also receive 11,670 shares, not 10,000 shares, upon exercise of an investor warrant included in a unit. Furthermore, the provision requiring quarterly resets of the exercise price of our investment warrants based on the market prices for our common stock during the first year was deleted. The changes to our Series C preferred stock were to become effective only if the related certificate of designation governing the terms and conditions was so amended. This action would have required the consent or approval of the holders of a majority of the outstanding shares of our common stock. It also would have given rise to a great expense to us. However, the investors agreed to waive the requirement of an amendment to the certificate of designation. They will instead rely on a contractual commitment by us to honor conversions on the basis set forth above. The Company is in the process of writing the contractual commitment document for the investors to sign. Such action is permitted by Delaware law, which governs our company.

The Series C Preferred Stock is senior to any other series of the Preferred Stock hereafter designated and the Common Stock (collectively the "Junior Stock") with respect to dividends, upon redemption and upon liquidation. Except as may be consented to by the holders of at least a majority of the then outstanding shares of the Series C Preferred Stock, (1) no dividends or other distributions may be paid on the Junior Stock (other than dividends on the Common Stock in shares), (2) no shares of the Junior Stock may be redeemed; and (3) the Company may not distribute to the holders of the Junior Stock any assets upon liquidation, dissolution or winding up of the Company until the holders of the Series C Preferred Stock have received $35.00 per share (i.e., the Stated Value of a share of the Series C Preferred Stock) and any accumulated but unpaid Premium.

LIFEPOINT, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001

(Unaudited)

(Continued)

NOTE 5 - Stockholders' Equity (continued)

The holders of shares of our Series C preferred stock have no voting rights except as they are otherwise granted by the Delaware General Corporation Law. This statute provides a voting right to the holders of the Series C preferred stock if the action being voted upon by the holders of our common stock would adversely affect the rights of the preferred stockholders.

In certain default situations any holder of our Series C preferred stock may demand that we redeem, for cash, his, her or its shares at a specified redemption price, plus accrued and unpaid premium. An example of a default situation would be the Company's failure to make timely deliveries (after a grace period) of certificates for shares of our common stock following conversions of shares of our Series C preferred stock; default (after a grace period) in fulfilling our obligations under a registration rights agreement with the purchasers; the Company's material breach of the agreements with such purchasers (after a grace period to cure), or if the Company sells all of its assets, or merge where the Company is not the survivor,

The Company may, at its option, redeem the shares of our Series C preferred stock at its stated value (i.e., $35.00 per share) plus accrued but unpaid premium, if the closing sales price of the Company's common stock is less than $3.50 per share for 11 or more consecutive trading dates. If the Company exercises this option, it must issue to a holder an investor warrant to purchase .875 of a share of the Company's common stock for each share of the Series C preferred stock redeemed.

The Company may also, at its option, redeem the shares of our Series C preferred stock at its stated value (i.e., $35.00 per share), plus accrued but unpaid premium, on and after June 20, 2004. The Company's common stock must be listed on the American Stock Exchange or the New York Stock Exchange or quoted on Nasdaq for the Company to redeem and the Company must not otherwise be in default.

In the event that the market price of the Common Stock for any ten consecutive trading days is at or above $7.50, $8.50, $9.50, $10.50 and $11.50, respectively, the Company can compel the holders to convert not more than 20% of the then outstanding shares of the Company's Series C preferred stock. Once the Company compels conversion at a trigger price, the Company can only compel conversion at the next higher trigger price.

There were outstanding, as of September 30, 2001, 393,916 shares of the Series C Preferred Stock and Investor Warrants to purchase an aggregate of 4,597,002 shares of the Common Stock.

NOTE 6 - New Accounting Pronouncements

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

LIFEPOINT, INC.

(Registrant)

Date: February 22, 2002 By /s/ Michele A. Clark

Michele A. Clark

Controller and Chief Accounting Officer

and duly authorized representative