Form 10-Q/A
period 2001-09-30
LIFEPOINT INC
filed 2002-02-22
CIK 910523

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
Commitments and contingencies (Note 8)
Stockholders' equity:
Series B 20% Cumulative Convertible Preferred Stock, $.001
par value, 600,000 shares authorized, no shares
outstanding at June 30, 2001	-	75
Series C 10% Cumulative Convertible Preferred Stock, $.001
par value, 600,000 shares authorized, 393,916
outstanding at September 30, 2001	216	-
Common stock, $.001 par value; 75,000,000 shares authorized,
31,723,942 and 31,516,927 shares issued and outstanding at
September 30, 2001 and March 31, 2001, respectively	31,724	31,517
Additional paid-in capital	38,761,675	34,733,520
Note receivable - officers	(2,086,648)	(2,028,864)
Deficit accumulated in the development stage	(32,030,760)	(26,046,136)
Total stockholders' equity	4,676,207	6,690,112
	$ 13,651,668	$ 9,066,130

The accompanying notes are an integral part of the financial statements.
LIFEPOINT, INC.
(a development stage enterprise)
STATEMENTS OF OPERATIONS
	(Unaudited)				Cumulative
					From
	For the		For the		October 8, 1992
	Three Months Ended		Six Months Ended		(Inception)
	September 30		September 30		September 30
	2001	2000	2001	2000	2001

Revenues	$ -	$ -	$ -	$ -	$ -

Costs and expenses:
Selling, General and Administrative Expenses	1,069,815	525,407	1,835,359	976,292	9,572,803
Research and Development	1,937,738	1,184,039	3,563,733	2,281,463	18,029,334
Depreciation and Amortization	150,000	45,000	258,000	90,000	1,532,207
Interest Expense - Parent	-	-	-	-	95,790
Management Fees - Parent	-	-	-	-	2,089,838

Total costs and expenses from operations	3,157,553	1,754,446	5,657,092	3,347,755	31,319,972
Loss from operations	(3,157,553)	(1,754,446)	(5,657,092)	(3,347,755)	(31,319,972)

Other Income/(Expense)
Interest income (expense) net	(15,499)	84,835	(19,154)	230,760	898,947
Loss on disposal of property and equipment					(212,501)
Loss on sale of marketable securities					(627,512)
Interest income - parent					102,167

Total other income (expense)	(15,499)	84,835	(19,154)	230,760	161,101

Net loss	(3,173,052)	(1,669,611)	(5,676,246)	(3,116,995)	(31,158,871)

Less preferred dividends	308,378		308,378		$ 860,488

Loss applicable to common stockholders	$ (3,481,430)	$ (1,669,611)	$ (5,984,624)	$ (3,116,995)	$ (32,019,359)

Earnings per common share:
Weighted average common shares outstanding	31,577,852	30,137,846	31,567,953	30,010,295

Net loss per common share	$ (0.11)	$ (0.06)	$ (0.19)	$ (0.10)

Earnings per common share, assuming
dilution:
Weighted average common shares
outstanding	31,577,852	30,137,846	31,567,953	30,010,295

Net loss per common share,
assuming dilution	$ (0.11)	$ (0.06)	$ (0.19)	$ (0.10)

The accompanying notes are an integral part of the financial statements.
LIFEPOINT, INC.
(a development stage enterprise)
STATEMENTS OF CASH FLOWS
	(unaudited)			Cumulative From
	Six Months Ended September 30			October 8, 1992
				(Inception) to
	2001	2000	1999	September 30, 2001

Operating Activities
Net loss	$ (5,676,246)	$ (3,116,995)	$ (1,708,980)	$ (31,158,871)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	258,000	90,000	46,470	1,532,207
Interest paid on Series C funds	34,730	-	-	34,730
Loss on disposal of property and equipment	-	-	-	237,976
Consulting expense	-	-	-	361,160
(Gain) loss on marketable securities	-	-	-	627,512
Amortization of bond discount	-	-	-	(4,855)
Changes in operating assets and liabilities:
Change in prepaid expenses and other
current assets	(128,329)	(1,755)	(14,500)	(384,797)
Change in other assets	(241,028)	(106,842)	11,429	(494,515)
Change in accounts payable	408,977	(25,338)	(48,121)	1,184,668
Change in accrued expenses	148,580	(16,727)	19,793	64,664
Net cash used by operating activities	(5,195,316)	(3,177,657)	(1,693,909)	(28,000,121)
Investing Activities
Sale of marketable securities	-	-	-	3,285,625
Purchase of marketable securities	-	-	-	(3,908,281)
Purchases of property and equipment	(600,915)	(509,829)	(91,099)	(2,005,116)
Proceeds from sale of property and equipment, net	-	-	-	80,828
Additional patent costs	-	(1,891)	-	(107,515)
Net cash provided (used) by investing activities	(600,915)	(511,720)	(91,099)	(2,654,459)
Financing Activities
Sales of common stock	-	-	63,000	20,446,226
Expenses of common stock offering	-	-	-	(2,286,292)
Cancellation of Series B preferred stock	(3,000,000)	-	-	(3,000,000)
Sale of preferred stock	13,787,085	-	-	22,787,085
Series C cash in escrow	(6,217,470)	-	-	(6,217,470)
Expenses of preferred stock offering	(994,504)	-	(18,374)	(1,732,955)
Exercise of stock options	7,500	47,341	1,875	156,996
Exercise of warrants	45,000	370,340	-	1,719,915
Payments of loan to parent	-	-	-	(1,917,057)
Proceeds of loan by parent	-	-	-	1,634,762
Proceeds of loan payable - parent	-	-	-	4,715,067
Payment of loan payable - parent	-	-	-	(1,299,782)
Proceeds of capital leases	-	-	-	101,572
Payments of capital leases	(175,584)	(43,554)	-	(569,797)
Proceeds of brokerage loan payable	-	-	-	2,674,683
Payments of brokerage loan payable	-	-	-	(2,674,683)
Net cash provided (used) by financing activities	3,452,027	374,127	46,501	34,538,270
Increase (decrease) in cash and cash equivalents	(2,344,204)	(3,315,250)	(1,738,507)	3,883,690
Cash and cash equivalents at beginning of period	6,227,894	9,483,624	4,796,432	-
Cash and cash equivalents at end of period	$ 3,883,690	$ 6,168,374	$ 3,057,925	$ 3,883,690

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

NOTE 3 - Property and Equipment

Property and equipment is summarized as follows:

	Estimated	September 30,	March 31,
	Useful Life	2001	2001
Furniture and Fixtures	3 - 7 years	$2,059,134	$1,483,892
Test Equipment	5 - 7 years	425,768	425,768
Leasehold Improvements	3 - 5 years	1,349,064	1,324,340
		3,833,966	3,234,000
Less: Accumulated Depreciation		1,379,492	1,123,388
		$2,454,474	$2,110,612

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

SEPTEMBER 30, 2001

(Unaudited)

(Continued)

NOTE 5 - Stockholders' Equity (continued)

If certain events occurred, as defined in the agreement, any accrued and unpaid dividends were to be paid in Common Stock at the rate of $8.00 per share in the first year after issuance, $9.60 per share in the second year, $11.52 per share in the third year and at $2.40 per year thereafter.

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

Any holder of the Series C preferred stock ay, at any time, waive compliance with either milestone. Such a waiver releases from escrow the corresponding proceeds to the Company and the securities to the investor. Purchasers of 38.625 of the 80.196 units at the closing held on September 28, 2001 waived having their securities and their purchase price amounts held in escrow. Upon non-achievement of a milestone, a holder can request that its purchase price then held in escrow be refunded to the holder. In such event the related escrowed securities would be cancelled.

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

As a result of the $9,200,000 in gross proceeds realized in the Company;s private placement closed in February and March 2000, management believed, as the Company had previously announced, beginning in its Annual Report on Form 10-K for Fiscal 2000, that the Company had sufficient funds to complete the commercialization of its testing product and bring the same to market. However, as the Company had also previously reported, in its Annual Report on Form 10-K for Fiscal 2001, the Company also required additional funds to bridge the gap between the time the Impact Test System was first brought to market and the time the resultant revenues from sales of such product will result in profitability. As reported in Item 1 to this Report, in September 2001, the Company closed a private placement offering and realized approximately $13,000,000 in net proceeds from the sale of 393.916 Units, each Unit consisting of 1,000 shares of the Series C Preferred Stock and a Series C Warrant to purchase 10,000 shares of the Common Stock, subsequently amended as described in Note 5 to the financial statements. The Company had previously realized $3,000,000 in gross proceeds from the sale of 75,000 shares of the then designated Series B Preferred Stock. However, the $3,000,000 purchase price was used to purchase Units and the shares of the Series B Preferred Stock were cancelled and the Common Stock purchase warrants surrendered. As a result, management believes that the net proceeds from the two offerings, in conjunction with a portion of the exclusive marketing fee from CMI, and the proceeds from standard commercial banking lines which we intend to negotiate, will be sufficient to enable the Company to reach the period when the Company can reasonably expect to achieve profitability. However, if there are any additional delays in the Company meeting its timetable, the Company may require additional funding. In addition, if orders for our product come in faster than the Company anticipates, the Company could require additional financing to expand manufacturing, sales, and other capabilities. The Company's inability to meet any such increased demand could result in the cancellation of orders and thus delay the attainment of profitability.

In addition, because approximately 50% of the proceeds from the offering are held in escrow against the achievement by the Company of certain designated milestones, the Company could have to refund some or all of these proceeds held in escrow. The Company may, of course, seek contingent equity or debt financing against such an unanticipated event occurring.

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

The Company has entered into a strategic partnering agreement with CMI, Inc. ("CMI") to distribute the Company's products exclusively to the law enforcement market. As part of this agreement, CMI will make payments of approximately $5 million to LifePoint over a two and one-half year period. Additionally, the Company continues to pursue additional strategic partneringfor other markets. However, there can be no assurance when and if such arrangement will be made.

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

Three Months Ended September 30, 2001 vs. September 30, 2000

During the quarter ended September 30, 2001, the Company spent $1,937,738 on research and development and an additional $1,069,815 on selling, general and administrative expenses, as compared with $1,184,039 and $525,407, respectively, during the quarter ended September 30, 2000. The increase of $753,699, or 63.7%, in research and development expenditures in 2001 was primarily attributable to the initiation of pilot manufacturing and clinical trials for the IMPACT Test System. Selling, general and administrative expenses increased $525,407, or 103.6%, as the Company prepared for its product launch with additional personnel hires in customer service, technical support, marketing and sales in addition to ad placements, marketing and sales materials, and attendance at various tradeshows. The Company is also continuing its lobbying efforts through the presentation of technical papers and working with various governmental agencies to set standards for the approval of a saliva-based evidential instrument. Other income/expense includes a decrease of $34,626 in interest income as a result of lower levels of average cash on hand for the quarter ended September 30, 2001, and an increase of $65,708 in interest expense as a result of higher average borrowings on outstanding lease agreements in 2001.

Six Months Ended September 30, 2001 vs. September 30, 2000

During the six months ended September 30, 2001, the Company spent $3,563,733 on research and development and an additional $1,835,359 on selling, general and administrative expenses, as compared with $2,281,463 and $976,292, respectively, during the six-month period ended September 30, 2000. The increase of $1,282,270, or 56.2%, in research and development expenditures in 2001 was primarily attributable to the initiation of pilot manufacturing and clinical trials for the IMPACT Test System. Selling, general and administrative expenses increased $859,067 or 87.9%, of which $614,250 was the result of an increase in sales and marketing expense. The increase represented the Company's preparation for product launch with additional personnel hires in customer service, technical support, marketing and sales in addition to ad placements, marketing and sales materials, and attendance at various tradeshows. Other income/expense includes a decrease of $153,229 in interest income as a result of lower levels of average cash on hand for the quarter ended September 30, 2001, and an increase of $96,686 in interest expense as a result of higher average borrowings on outstanding lease agreements in 2001.

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

Michele A. Clark

Controller and Chief Accounting Officer,

and a duly authorized representative