Form 10-K/A
period 2001-03-31
LIFEPOINT INC
filed 2002-04-11
CIK 910523

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

The Company has entered into a strategic partnering agreement with CMI, Inc. ("CMI") to distribute the Company's products exclusively to the law enforcement market. CMI initially forecasted that it would make payments (both in fees and purchases) of approximately $5 million to LifePoint over a two and one-half year period. There can be no assurance that CMI will make payments in such amount. Fees will be calculated and paid in accordance with the confidential terms of the agreement. There are no conditions for the company to meet other than the delivery of product to receive the fees. CMI has minimum, confidential, sales requirements for the three-year term of the contract in order to retain the exclusive marketing rights. Additionally, the Company continues to pursue additional strategic partnering in the industrial market and is in discussions with a large potential partner. Several large pharmaceutical and diagnostic corporations have also expressed their initial interest in partnering with the Company. Management anticipates that an additional partnering agreement may be completed. See the section "Marketing and Distribution" under this caption "Business."

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

The development of the IMPACT Test System is essentially complete, including the development of the first six assays -alcohol, marijuana, cocaine, opiates, amphetamine/methamphetamine and angel dust (PCP). The research and development department has already initiated efforts on the expanded menu for the IMPACT Test System that includes: a smaller portable instrument and the assays, ecstasy, benzodiazepines, barbiturates and tri-cyclic antidepressants.

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

CMI, headquartered in Owensboro, Kentucky, and its sister subsidiary, Lion Laboratories, headquartered in Barry, Wales, United Kingdom, are the exclusive, worldwide, law enforcement marketing partners for the IMPACT Test System. CMI and Lion, both subsidiaries of MPD, also headquartered in Owensboro, Kentucky, are marketing and manufacturing leaders for evidential and screening breath alcohol testing instruments in the United States, and market to over 60 other countries. The terms of the renewable, three-year agreement establish CMI as the exclusive distributor of the IMPACT Test System for law enforcement in the United States and Canada. Lion will be the exclusive distributor of the IMPACT Test System in major markets in Europe, Australia, New Zealand, Asia and Africa. CMI and Lion will sell, and provide service and training for the IMPACT Test System to the law enforcement market, including driver testing, corrections, probation and parole, narcotics and drug courts.

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

In addition, regulations implementing the Clinical Laboratory Improvement Amendments of 1988 (the "CLIA") promulgated by the United States Department of Health and Human Services (the "HHS") and the Health Care Financing Administration on February 28, 1992, which were to become effective September 1, 1992, would require that all test sites performing workplace drug testing, including on-site testing, follow CLIA guidelines for operator training and quality control, similar to those used by laboratories. On August 28, 1992, the HHS announced that the application of the CLIA to workplace testing would not go into effect on September 1, 1992 because of comments made on the final regulations. The comments raised questions about, among other things, whether bringing employee drug testing under the CLIA might have an unintended chilling effect on efforts to encourage drug-free workplace programs. As reported in the January 19, 1993 Federal Register, the final decision on the regulations has been delayed until further investigation would be completed. Such decision has not been made as of the date hereof.

If the regulations are not adopted, on-site drug testing in the workplace will continue to be exempt from the CLIA. Although, management believes LifePoint's product has been designed such that it will be exemptwaived from CLIA regulation, LifePoint can give no assurance that the HHS or the FDA will agree to waive the IMPACT Test System from CLIA regulation..

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

(a) License Agreement

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

    Not applicable.

See Note 4 -Stockholder's Equity for information on Sale of Unregistered Securities that have occurred over the past three years.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 2002.

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

ERNST & YOUNG LLP

Riverside, California

May 17, 2001, except Note 7 as to which the date is June 29, 2001 and Note 1, Net Loss per Common Share - Restated, as to which the date is February 21, 2002.

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

See Accompanying Notes.

LIFEPOINT, INC.

(a Development Stage Enterprise)

STATEMENTS OF OPERATIONS - RESTATED

			Cumulative
			From
			October 8, 1992
Years Ended March 31			(Inception) to
2001	2000	1999	March 31, 2001

Revenues	$ -	$ -	$ -	$ -
Costs and expenses:
Selling, general and administrative
expenses	2,151,985	1,517,776	1,483,135	7,737,444
Research and development	5,180,230	2,448,484	1,117,786	14,465,601
Depreciation and amortization	255,435	99,693	142,387	1,274,207
Interest expense-parent	-	-	-	95,790
Management fees-parent	-	-	-	2,089,838
Total costs and expenses	7,587,650	4,065,953	2,743,308	25,662,880
Loss from operations	(7,587,650)	(4,065,953)	(2,743,308)	(25,662,880)
Other income (expense):
Interest income (expense) net	425,121	116,169	46,595	918,101
Loss on disposal of property and
equipment	-	-	-	(212,501)
Loss on sale of marketable
securities	-	-	-	(627,512)
Interest income-parent	-	-	-	102,167
Total other income (expense)	425,121	116,169	46,595	180,255

Net loss	$ (7,162,529)	$ (3,949,784)	$ (2,696,713)	$ (25,482,625)
Less dividend on preferred stock		547,246	4,865	552,110

Loss applicable to common stockholders	$ (7,162,529)	$ (4,497,030)	$ (2,701,578)	$ (26,034,735)

Earnings per common share - basic:
Weighted average common shares
outstanding	30,491,519	15,251,400	11,566,684
Net loss per common share	$ (0.23)	$ (0.29)	$ (0.23)
Earnings per common share, assuming
dilution:
Weighted average common shares
outstanding	30,491,519	15,251,400	11,566,684
Net loss per common share,
assuming dilution	$ (0.23)	$ (0.29)	$ (0.23)

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

Revenue Recognition

The Company recognizes product revenues at the time of shipment. The Company does not grant price protection or product return rights to its customers. In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). The Company's adoption of SAB 101 did not have an effect on the financial position or results of operations of the Company.

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

Net Loss per Common Share - Restated

Net loss per common share is based upon the weighted average number of common shares outstanding during the periods reported. Common stock equivalents have not been included in this calculation because their inclusion would be anti-dilutive. The net loss per common share for 2000 and 1999 has been restated to take into consideration the dividend on preferred stock.

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

(a Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Notes Receivable- Officers

Officer note receivables represent notes issued to the Company by certain members of management in exchange for shares of Common Stock of the Company. These notes are secured by the underlying common stock, bear interest at rates ranging from 8% to 9% and are payable at various dates through October 16, 2001. At March 31, 2001 and 2000, stockholder note receivables totaled approximately $2,029,000 and $1,117,000, respectively, and are included as contra-equity in the accompanying Statements of Stockholders' Equity.

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

Series B Preferred Stock

of Common Stock at the rate of 10 shares of Common Stock for every share of Series B Preferred Stock. If certain events occur, as defined in the agreement, any accrued and unpaid dividends will be paid in Common Stock at the rate of $8.00 per share in the first year after issuance, $9.60 per share in the second year, $11.52 per share in the third year and at $2.40 per year thereafter.

Each holder of the Series B Preferred Stock was granted a Common Stock Purchase Warrant expiring March 28, 2006 to purchase 75,000 shares of the Common Stock at a price of $5.60 per share. No value was assigned to the warrants, as the resulting Black Scholes value was $3.04 for the underlying shares of our common stock. As of June 29, 2001, all shares of the Series B Preferred Stock were converted into Series C Preferred Stock and the Common Stock Purchase Warrants were replaced with new Common Stock Purchase Warrants (See Note 7 - Subsequent Events)

Common Stock

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

4) STOCKHOLDERS' EQUITY (continued)

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

4) STOCKHOLDERS' EQUITY (continued)

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