Form 10-Q/A
period 2001-09-30
LIFEPOINT INC
filed 2002-04-11
CIK 910523

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
STATEMENTS OF OPERATIONS - RESTATED
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

Net Loss per Common Share -Restated

Net loss per common share is based upon the weighted average number of common shares outstanding during the periods reported. Common stock equivalents have not been included in this calculation because their inclusion would be anti-dilutive. The net loss per common share for the quarter ended September 30, 2001 has been restated to take into consideration the dividend on preferred stock.

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

NOTE 5 - Stockholders'Equity

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

There were outstanding, as of September 30, 2001, 393,916 shares of the Series C Preferred Stock and Investor Warrants to purchase an aggregate of 4,597,002 shares of the Common Stock. No value was assigned to the warrants, as the resulting Black Scholes value was $1.33 for the underlying shares of our common stock.

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

In certain default situations any holder of our Series C preferred stock may demand that we redeem, for cash, his, her or its shares at a specified redemption price, plus accrued and unpaid premium. An example of a default situation would be the Company's failure to make timely deliveries (after a grace period) of certificates for shares of our common stock following conversions of shares of our Series C preferred stock; the Company's material breach of the agreements with such purchasers (after a grace period to cure), or if the Company sells all of its assets, or merge where the Company is not the survivor. The Company feels that all of the above default provisions are within its control. In the case of a default (after a grace period) in fulfilling our obligations under a registration rights agreement with the purchasers, the Company would be required to make compensatory payments in cash or shares of its common stock, not redeem.

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

(d) Not applicable.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

    Exhibits

    None

    Reports on Form 8-K

On October 1, 2001, the Company filed with the Securities and Exchange Commission a Current Report on Form 8K related to the Company's Letter to Shareholders, also dated October 1, 2001, regarding the Company's current status and the delay in product launch.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

LIFEPOINT, INC.

(Registrant)

Date: April 10, 2002 By /s/ Michele A. Clark

Michele A. Clark

Controller and Chief Accounting Officer,

and a duly authorized representative