Form 10-K/A
period 2001-03-31
LIFEPOINT INC
filed 2002-05-10
CIK 910523

3: fnl10ka

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

(12) Filed as an exhibit to LifePoint's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by this reference.

(13) Filed as an exhibit to LifePoint's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2002.

LIFEPOINT, INC.

(Registrant)

By: /s/ Michele A. Clark

Michele A. Clark

Principal Accounting Officer

and duly authorized representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following person on behalf of the Company and in the capacities indicated on May 9, 2002.

Signature Title

/s/ Michele A. Clark Principal Accounting Officer

Michele A. Clark and a duly authorized

representative