Form 10-KT
period 2002-03-31
LIFEPOINT INC
filed 2002-07-01
CIK 910523

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 12b-25
NOTIFICATION OF LATE FILING


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

(Check One):

[X] Form 10-K or Form 10-KSB [ ] Form 20-F [ ] Form 11-K [ ] Form 10-Q
	or Form 10-QSB
[ ] Form N-SAR

		For Period Ended:   March 31, 2002

		[ ] Transition Report on Form 10-K or Form 10-KSB
		[ ] Transition Report on Form 20-F
		[ ] Transition Report on Form 11-K
		[ ] Transition Report on Form 10-Q [or Form 10-QSB]
		[ ] Transition Report on Form N-SAR

		For the Transition Period Ended:

	Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:



Part I-Registrant Information

	Full Name of Registrant
	Former Name If Applicable
	Address of Principal Executive Office (Street and Number)
	City, State and Zip Code

Part II-Rules 12b-25(b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

[ ] (a)    The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

	[X](b)    The subject annual report, semi-annual report, transition
        report on Form 10-K or Form 10-KSB, Form 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q [or Form 10-QSB], or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[ ](c)	The accountant's statement or other exhibit required by the Rule
12b-25(c) has been attached if applicable.

Part III-Narrative

State below in reasonable detail the reasons why the Form 10-K and Form 10-KSB, 20-F, 11-K, 10-Q and Form 10-QSB, N-SAR or the transition report or portion thereof could not be filed within the prescribed time period.

For various reasons the Company's audit review started approximately one month later than in fiscal 2001; therefore resulting in a delay in the completion of the Company's audit and, therefore the filing of the Form 10-K on June 29, 2002. The Company has no reason to believe that upon completion of its audit, that it will report any material or unanticipated changes in its previously reported or soon to be reported financials.
The Company's Form 10-K will be filed no later than Monday, July 15, 2002.




Part IV-Other Information

(1)	Name and telephone number of person to contact in regard to this notification.
                Michele A. Clark             909           418-3000
		(Name)			(Area Code)	(Telephone Number)

(2)	Have all other periodic reports required under Section 13 or
	[X] Yes	[ ] No
        15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no identify report(s).

(3)     Is it anticipated that any significant change in results of
        [ ] Yes  [X] No
	operation from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.



LifePoint, Inc.

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date	June 27, 2002

By	/s/ Michele A. Clark
	Michele A. Clark
	Chief Accounting Officer