Form 10-K
period 2002-03-31
LIFEPOINT INC
filed 2002-07-12
CIK 910523

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended March 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $93,656,576 (based on the closing price of Registrant's Common Stock on the American Stock Exchange at July 2, 2002, or $2.65 per share). This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 2, 2002, there were 35,342,104 shares of the registrant's Common Stock and 392,291 shares of the Preferred Stock outstanding.

PART I

ITEM 1. BUSINESS

Safe Harbor Statement under the Private Litigation Reform Act of 1995

With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include certain forward-looking statements that involve risks and uncertainties. As a result, the actual results realized by LifePoint, Inc. ("LifePoint" or the "Company") could differ materially from the statements made herein. Factors that could affect results are discussed more fully in the sections entitled "Forward-Looking Statements" and "Risk Factors" in this Item I and elsewhere in this Report. Although forward-looking statements help to provide more complete information about the Company, stockholders of LifePoint, as well as prospective investors, are cautioned not to place undue reliance on forward-looking statements made in this Report.

General Overview

LifePoint is a medical technology company that develops, manufactures and markets the LifePoint® IMPACT® Test System - a rapid diagnostic testing and screening device for use in the workplace, home health care, ambulances, pharmacies and law enforcement. LifePoint's patented and proprietary technologies for the use of saliva as a non-invasive, blood-comparable test specimen, used in conjunction with the flow immunosensor technology licensed from the United States Navy (the "USN"), has allowed LifePoint to develop a broadly applicable, non-invasive, rapid, on-site diagnostic test system.

Business Summary

On February 26, 2002 the Company released the IMPACT Test System for sale to the law enforcement market. The IMPACT Test System is a proprietary system that generates almost immediate, diagnostic results for a broad variety of substances by non-invasively testing saliva. The first product tests for a variety of substances of abuse, specifically for the following five commonly used drugs of abuse: cocaine, opiates (such as heroin and morphine), phencyclidine (PCP), amphetamine (including methamphetamine), and tetrahydrocannabinol (THC, marijuana) (collectively the "Drugs of Abuse"), and alcohol.

The Company is initially marketing the product in the United States in markets not regulated by the Food and Drug Administration (the "FDA"), such as law enforcement and criminal justice testing, and in Europe and certain Asian countries where no FDA clearance is required. The Company will only be able to commence marketing of the product in the United States FDA regulated markets, such as medical markets, when FDA clearance is obtained. The Company anticipates such clearance to occur approximately 100 days (based on the current experience of other companies at the FDA) after completion of its submissions if such approval is obtained. The Company has begun the submission process with the FDA and intends to apply for at least nine separate FDA clearances, including one additional drug test just recently developed, within the next 90 days. There can be no assurance as to when and if the Company will complete its submissions to the FDA, as to when and if the FDA will give its clearance and as to when and if marketing in either medical or other regulated markets will commence. Management recognizes that, although FDA clearance is not generally required for use of drug testing for non-medical purposes, such as law enforcement agencies' testing or international markets, FDA clearance of the product may assist the Company's marketing in the United States to such customers. See the sections "Governmental Regulation" and "Marketing and Distribution" under this caption "Business."

Management anticipates that the Company's saliva based drugs of abuse and alcohol test will become evidential in the law enforcement market. However, management expects that the Company's tests may be performed on a non-evidential basis in some portions of the industrial marketplace where confirmation testing is required by regulation. If a drug of abuse is detected in the initial test, in some markets, the sample may need to be forwarded to a laboratory, where an expensive confirmatory analysis will be performed. Usually gas chromatography/mass spectrometry ("GC/MS") is employed for the confirmatory test. On February 25, 2002, the Company reported that it established a relationship with Quest Diagnostics, a leader in employee testing in the United States, to perform GC/MS confirmation testing on saliva samples when requested by some of the IMPACT Test System customers. This relationship enables the Company to provide a quick, low-cost, easy to implement laboratory secondary/confirmation testing service on saliva samples that have been collected automatically and non-invasively by the IMPACT Test System. Quest Diagnostics has developed new protocols and procedures to provide confirmation testing at the low levels of sensitivity required from a saliva sample using the LifePoint Saliva Collection Device. This capability provides LifePoint's customers with the ability to meet the requirements for testing federally regulated safety-sensitive employees.

The Company's marketing analysis has indicated a greater market potential for a saliva-based test for drugs of abuse and alcohol via a completely automated, integrated transportable instrument, which generates a lab-quality result, by law enforcement agencies, occupational health clinics, hospitals and other medical facilities than for a urine sample, tested either at a laboratory or on-site. However, the use of this product in other potential markets that are testing for recent drug use (over the last two to five days) or "lifestyle testing," such as pre-employment testing, may be somewhat limited with the Company's initial product. See the section "Competition" under this caption "Business."

Products

IMPACT Test System - Instrument

The IMPACT Test System is, to the Company's knowledge, the first saliva-based, on-site drug and alcohol testing system that delivers simultaneous, blood-comparable, quantitative results for alcohol and semi-quantitative results for drugs in less than five minutes. The product and its technologies provide the advantages of non-invasive sample collection, accuracy, speed, and convenience.

Using saliva as the specimen, which contains many of the same molecules as plasma, the IMPACT Test System produces objective, numeric results with the biological relevancy and accuracy of blood, serum or plasma. Once the sample is collected, the IMPACT Test System uses a powerful combination of 21st-century technologies that, in the opinion of the Company, no other on-site testing device can currently match.

The Company believes that the IMPACT Test System's unique effectiveness begins with flow immunosensor technology, which is licensed from the USN. The flow immunosensor technology, a kinetic immunoassay, is simple, rapid, and often as sensitive as laboratory-based immunoassays. Up to ten assays can be performed in a single test panel on a single specimen with results in under five minutes. Most importantly, the flow immunosensor technology can produce semi-quantitative results. Other on-site methods, such as lateral flow membrane technology, are not nearly as sensitive or rapid. More importantly, they can only provide "yes/no" qualitative results - even when an instrument reader is used.

The Company believes that the IMPACT Test System's effectiveness lies in its combination of high sensitivity chemistry and fluorescence detection technologies. What puts this system so far ahead of the competition, in the opinion of the Company, is the accuracy, sensitivity, and speed of test results in an automated, operator-independent instrument system.

With the IMPACT Test System, sample collection, processing, test analysis and interpretation are integrated seamlessly. Saliva is automatically collected via aspiration with a vacuum device similar to that used in dentistry. The sample is measured as it is collected, and the collection occurs in less than a minute, much faster and more accurately than if performed by an absorbent-based collection device. The saliva flows into a disposable cassette that provides up to ten tests in a panel format. This observed, proprietary collection method and integrated sample processing virtually eliminate the possibilities of adulteration or substitution, sample mix-up, and user contact with specimen. The IMPACT Test System begins with a clean, efficient collection method and ends with objective, lab-quality answers.

The IMPACT Test System provides the following advantages:

Tests for five drugs of abuse and alcohol simultaneously

Delivers numeric "blood-comparable", lab-quality results

Provides rapid collection and results in under five minutes

Reduces chain-of-custody issues associated with laboratory transport

Complete automation minimizes training and operator error

On-site testing eliminates transportation of donors and/or samples

On the other hand, the IMPACT Test System using saliva may not be as attractive as devices using urine to perform pre-employment testing in the industrial market. See the section "Competition" under this caption "Business" elsewhere in this Report.

The small desktop instrument automatically manages all functions related to collecting the sample and running the test panel including:

Ensures adequate sample collection

Automatic quality check of instrument systems to ensure proper function

Automatic quality control

Automatic sample processing and analysis

Delivers and stores electronic and hard-copy test results

Laboratory quality test results

Automatic result interpretation

User definable breakpoints

The Company has begun development of a portable test system that will enable law enforcement officers to carry the device in all vehicles and will allow for on scene diagnostics by EMTs and paramedics. Development of the smaller instrument is expected to be completed by March 2003.

Saliva Test Modules

The Saliva Test Modules (the "STM's) are designed to work with the IMPACT Test System to test for a variety of molecules. Each STM consists of the mouthpiece, tubing and test cassette. The initial STM's in production are:

  1250 STM tests for the five common US drugs of abuse (marijuana, cocaine, amphetamines/meth-amphetamines and opiates (heroin), and PCP).
  1255 STM test for the five above drugs of abuse and alcohol simultaneously
  1251 STM tests for marijuana, cocaine, amphetamines/meth-amphetamines, opiates and benzodiazapines
  1256 STM tests for marijuana, cocaine, amphetamines/meth-amphetamines, opiates and benzodiazapines and alcohol simultaneously

Additionally, the Company is developing tests for tricyclic antidepressants, barbiturates and ecstasy. The Company expects to have over ten STM's available to customers within the next 12 months.

Saliva Collection Device and Carrier

Designed to work with the IMPACT Test System, this device allows customers to collect an additional sample of saliva for confirmation testing in those settings where a second specimen collection or confirmation test is requested or, in the case of federally regulated safety sensitive employees, required. The carrier is a reusable device into which the collection device is placed. The collection device contains a mouthpiece, tubing and a tamper proof storage container that will preserve the sample and allow for easy transport.

Quality Check

Quality Check is a single use liquid control material for use in system evaluation and control testing. The material developed in house, but manufactured by an outside vendor, replicates a saliva sample with a positive or negative drug test. Each Quality Check product contains one positive and one negative control sample.

Patents and Technology

Copies of the agreements and any amendments thereto hereinafter mentioned in the first two subsections are filed (by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.

License Agreements

In April 1999, the Company and the USN completed negotiations for an expansion of the ten-year license agreement (the "License Agreement") originally granted to the Company's then parent ("SAT") in 1992 and transferred to the Company in 1997. The original License Agreement covered the exclusive use by the Company of the USN's technology for testing saliva for drugs of abuse. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva. In addition, the royalty rate was reduced to 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales from the previous 10% on all LifePoint product sales. The minimum royalty payment was reduced to $50,000 in 2001 and $100,000 a year thereafter versus the previous $100,000 per year. The License Agreement may be terminated by the USN in the event the Company files bankruptcy or is forced into receivership, willfully misstates or omits material information, or fails to market the technology. Either party may terminate the agreement upon mutual consent. Either party may terminate the agreement upon mutual consent. Termination of the Licensing Agreement for the USN patent would end the Company's rights to develop products under the patent. Termination of the license would require the Company to make changes to its products that could further delay development and marketing thereof.

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

Other Patents

In addition to its rights under the USN patent license described above in this section, the Company has rights under the following patents:

U.S. Patent No. 5,183,740, "Flow Immunosensor Method and Apparatus," issued on February 2, 1993.

U.S. Patent No. 5,354,654, "Lyophilized Ligand-Receptor Complexes for Assay and Sensors" issued on October 11, 1994.

U.S. Patent No. 6,022,326, "Device and Method for Automatic Collection of Whole Saliva issued on February 8, 2000. This patent includes 32 claims covering a broad range of approaches to the automatic, non-invasive collection of saliva for both immediate testing or later use in a laboratory.

U.S. Patent No. 6,391,261, "Device for Detecting Analytes Related to Sample Ph" issued on May 21, 2002, for providing blood equivalent results by simultaneously testing the pH level in saliva while testing saliva for levels of various components.

In addition, the Company has the following patent applications pending:

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

On December 5, 2001, the Company filed a large omnibus provisional patent application entitled, "Tester for Automated Identification of Analytes in Bodily Fluids". This device and methods patent application describes 15 novel inventions relating to, among other unique discoveries: 1) microfluidic valving, 2) microfluidic dispensing systems, 3) automated sample mixing assembly, 4) automated accurate mixing methods, 5) rapid scanning system for fluorescent-label detection, 6) orthogonal, solid state laser read assembly, 7) alcohol detection system, 8) rapid alcohol chemistry test, 9) hydrophilic sample collection tip, and 10) integrated sample collection device.

The expiration date of the USN patent is February 23, 2010. The terms of the other patents are 17 years from the respective dates of issuance, subject to renewal. The Company is not certain whether and when any pending patents may issue.

The patent position of technology firms is highly uncertain and involves complex legal and factual questions. Competitors have filed applications for, and in some instances have been issued, patents and may obtain additional patents and other proprietary rights relating to products or processes, such as the Company's proposed immunosensor technology, which may be competitive with those of the Company. The Company does not currently know the scope and validity of these patents. Management is not aware of any patents covering an immunosensor technology similar to that used by the Company's.

Companies that have or may obtain patents relating to products or processes competitive with those of the Company could bring legal actions against the Company claiming damages and seeking to enjoin it from manufacturing, licensing and marketing the affected product. To date, no claims have been made against the Company for infringement of any patents. However, marketing of the Company's products has just recently begun and claims, if any, would not likely be asserted until after market introduction of such products. If such a claim was to be made, its defense could be costly and the Company's business could be adversely affected, even if the Company were to prevail. No assurance can be given that the Company would be able to prevail in any such action or that any license required under any such patent would be made available on acceptable terms.

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

Research and Development

The Company maintains a 10,000 square-foot research and development facility in Rancho Cucamonga, California. The core competencies of the Company include significant engineering development capabilities, including expertise in optics, electronics, mechanical engineering and software development, and the Company has a fully equipped machine shop. Additionally, the core competencies for the chemistry group include significant expertise in organic chemistry, flow immunosensor technology, immunoassays, saliva physiology, alcohol and toxicology and the ability to develop long-lived production formulas.

The Company is of the opinion that it has been able to develop and transfer the novel and unique IMPACT Test System as quickly as it has because its research and development group is much more vertically integrated than most similar companies.

The development of the IMPACT Test System is complete, including the development of the first seven assays - alcohol, marijuana, cocaine, opiates, amphetamine/methamphetamine, PCP and benzodiazapines. The research and development department has already initiated efforts on the expanded menu for the IMPACT Test System that includes: a smaller portable instrument and the assays: ecstasy, barbiturates and tri-cyclic antidepressants.

Manufacturing

LifePoint leases a 32,000-square foot building that houses its corporate headquarters and includes 22,000-square feet of manufacturing space. The Company manufactures the disposable cassettes, but plans to use an outside manufacturer for final assembly of the current instrument, after the initial scale-up of production. The transfer of final assembly of the current instrument is expected to take place during the quarter ending December 31, 2002. For the disposable cassette and mouthpiece, detailed manufacturing requirements for the initial 24 months have been defined and scale-up plans are being executed. The Company has developed and is implementing a detailed cost reduction plan that includes utilizing multi-cavity molds and, longer term, full automation. The Company expects to begin to automate its cassette manufacturing process within the quarter ending September 30, 2002. There can be no assurance that the Company's automation of its manufacturing process will significantly reduce its costs.

LifePoint's instrument production involves snap in place, low cost assembly operation to construct, test and certify the finished instrument system. The system has been designed as a series of pre-assembled and pre-tested modular sub-assemblies. Assemblies would include modules for optics and detection, mechanical cassette handling, fluid flow, and modules for I/O. All printed circuit boards (PCBs) are outsourced. LifePoint's instrument manufacturing consists of assembly, certification, packaging and labeling of the instrument system.

For medical markets in the United States, the Company is required in its manufacturing facility to follow the Code of Federal Regulations, Title 21, Part 820, Quality System Regulation (QSR) as prescribed by the FDA and will ultimately need to become ISO 9001 certified. See the section "Government Regulation" under this caption "Business." The Company believes that its plant is QSR compliant; however, there can be no assurance that the Company can cause its prospective third party manufacturers to comply with QSR. The Company's future dependence on third parties for the manufacture and supply of product components could have a material adverse effect on the Company's profit margins and its ability to deliver its products on a timely and competitive basis.

Market and Opportunity

The drugs of abuse and alcohol testing market is a multi-billion dollar international market opportunity. The Company estimates the worldwide market opportunity for the first three markets for its initial product, including the next two therapeutic drug monitoring products, to be over $3.5 billion. There can be no assurance as to the portion of this market opportunity that the Company will attain. This is especially so because the Company's marketing program has just begun and not in all of its three initial target markets.

The simultaneous detection of drugs of abuse and alcohol in a simple-to-perform, rapid format is of significant importance in industrial (workplace), law enforcement and emergency department markets. Saliva as a sample choice is preferred over urine because it reflects the blood-comparable or "under the influence" of a substance and, because it can be tested as it is collected, it cannot be adulterated (tampered with/ falsified). The traditional urine sample, which can be easily adulterated, indicates drug use over the previous two to five days and does not necessarily reflect a current status.

The demand for current status testing is clearly defined in the three key target markets. First, substance abuse in the industrial market has become so significant that as of 1997 66% of Fortune 1000 United States companies had drug/alcohol testing policies in place. In addition, the United States Department of Transportation requires testing of all employees in safety-sensitive positions (as, for example, airlines and trucking.) There is a need to improve the effectiveness and reduce the cost of these programs. Second, a very high need was identified in the law enforcement market. Driving under the influence of drugs is as big a problem as drunk driving in the United States. Yet law enforcement agencies do not currently have the ability to objectively test for drugs at roadside. Third, up to 50% of all emergency department visits implicate drug and/or alcohol use; however, less than 13% of hospitals in the United States can provide useful, rapid and on-site information to physicians treating unconscious patients where drugs and/or alcohol are suspected. Fourth, the international markets for law enforcement agencies and medical emergency departments are similar to those in the United States, while the workplace market is in its infancy, creating a significant market opportunity with a first-to-market system.

Other major medical market opportunities include rapid diagnostic testing, therapeutic drug monitoring, and wellness testing and screening.

There can be no assurance that the potential markets for the Company's products described above will be as large as estimated or as to what degree the Company will be able to penetrate such markets.

Marketing and Distribution

The Company initiated marketing efforts to include lobbying and pre-marketing efforts to help ensure quick acceptance of the product by the respective markets several years ago. LifePoint's marketing department continues to be involved in lobbying efforts internationally, nationally, and within individual states. Over the last year there have been many changes in LifePoint's sales and marketing operations. In the United States, the Company currently employs sales personnel in various regions in the law enforcement market. Its regional sales managers in the law enforcement market are working with its law enforcement partner, CMI, to implement on-going sales strategies, training support and coordination of sales efforts. Its regional sales managers in the industrial/workplace market have been working to establish distribution channels and managing marketing trials and pilot studies. The marketing staff has develop a marketing communications plan including participation in trade shows, presentation of technical papers, and participation in lobbying efforts to facilitate the rapid market acceptance of the IMPACT Test System. Customer Service and Technical Service managers were hired and have setup the needed departments, policies and practices to ensure the quality customer relationships the Company desires.

CMI, headquartered in Owensboro, Kentucky, is the exclusive, law enforcement marketing partner for the IMPACT Test System in North America. CMI, a subsidiary of MPD, Inc., also headquartered in Owensboro, Kentucky, is a market and manufacturing leader for evidential breath alcohol testing instruments in law enforcement in the United States. The terms of the renewable, three-year agreement establish CMI as the exclusive distributor of the IMPACT Test System for law enforcement in the United States and Canada. CMI will sell, provide service and training for the IMPACT Test System to the law enforcement market, including driver testing, corrections, probation and parole, narcotics and drug courts. The Company believes that, based on its initial forecasts, CMI will pay the Company approximately $5,000,000 during the first two and one-half years of the agreement. The Company can give no assurance, however, that CMI will make sales as it initially forecasted and, accordingly, make significant payments to the Company. Even if CMI were to pay the Company the contractual minimum amounts to maintain its exclusive marketing rights, such payments would be materially less than the forecasted amount of $5,000,000. For the Company to realize such forecasted amount from CMI, CMI would have to sell, on the average, at least 15 IMPACT Test Systems per month during the two-and-one-half-year period. Fees will be calculated and paid in accordance with the confidential terms of the agreement. There are no conditions for the Company to meet other than the delivery of product to receive the fees. CMI has minimum, confidential, sales requirements for the three-year term of the contract in order to retain the exclusive marketing rights. However, these amounts are materially less than the forecasted amount. As of May 31, 2002, the Company had received no payments from CMI.

In the industrial workplace market in the United States, the Company will utilize multiple distribution strategies. For large employers that currently perform on-site testing, or which, with the introduction of the IMPACT Test System, will now consider implementing on-site testing, the Company will use a direct key account sales strategy. The same approach will be used for large service providers. For smaller service providers and companies, health and safety distributors will be used.

The emergency medical market in the United States will be the focus of the Company's direct sales effort. Less than 1,000 hospitals perform more than 80% of the drug testing done on overdose patients. More importantly, it is most likely that products that will be developed for the IMPACT Test System will be used in medical markets, and this focus will help the Company leverage both its research and development efforts, as well as its sales and marketing efforts. The Company will develop its own direct sales department for medical marketing no earlier than the quarter ending December 31, 2002, with FDA clearance for the products anticipated during that same quarter.

The Company plans to utilize distributors and/or partners for sales and service of its products in the international markets. The distributors the Company has elected to work with have knowledge of their respective markets and local rules and regulations. The following firms have entered into distribution agreements with the Company:

  MedVet Science Pty., Ltd, with headquarters in Thebarton, South Australia, will be the exclusive distributor to all medical and workplace markets throughout Australia.
  Medical Europe Diagnostic of Madrid, Spain, a newly established business by Medical Greystoke and Instituto de Tratamiento y Analisis de las Dependencias (INSTAD), also of Madrid, Spain, will focus solely on the distribution of the IMPACT Test System to all market segments within Spain.
  Lion Laboratories, based in South Wales, United Kingdom, is a subsidiary company of MPD Inc and a sister company to CMI Inc., will be the exclusive distributor to all law enforcement, medical and industrial markets in the United Kingdom.
  In addition the Company is in final negotiations with distributors from the following countries and markets:

    A distributor from Australia which will be the exclusive distributor to the law enforcement markets throughout Australia.
    A distributor from Hong Kong which will be the distributor to Hong Kong and Singapore medical and industrial markets.
    A distributor from Hong Kong which will be the distributor to Hong Kong and Singapore law enforcement markets.
    A distributor from Germany which will be the distributor to all markets in Germany, Switzerland and Austria.
    A distributor from Italy which will be the distributor to all markets in Italy, Portugal, Turkey and Greece.
    A distributor from Croatia which will be the distributor to the law enforcement and medical markets in Croatia, Bosnia, Slovenia and Herzogovina.
    A distributor from Sweden which will be the distributor to the law enforcement and industrial markets in Sweden, Norway, Denmark and Finland.

There can be no assurance as to when or if these other distributors will be engaged.

Recurring Revenue Sales Model

Management believes that LifePoint's revenues will be driven by sale of its disposable cassettes. A small cassette (approximately 3"x5"x1") is designed to accommodate a variety of immunoassay and chemistry analytes for all simultaneous testing requirements. A collection tip and sample tubing is connected to the cassette, which will contain all the reagents for up to ten assays. The entire disposable is called the Saliva Test Module (STM). Once the instruments are installed, the STM sales are expected to provide a continued, high margin revenue source for the Company based on the number of tests performed by its end user customers. However, there can be no assurance as to the amount of the revenues the Company will derive from this source.

Government Regulation

The Company's diagnostic products will be subject to certain government regulation in the United States and other countries for use in some markets.

The FDA regulates the introduction, manufacturing, labeling, record keeping and advertising for all medical devices in the United States. There are two principal methods by which FDA clearance may be obtained to market medical device products such as the Company's proposed screening and diagnostic test kits: 1) Pre-market Approval (PMA) and 2) Pre-market Notification (510(k)). PMA's represent the highest level of regulatory scrutiny applied to medical devices. Most medical devices, however, receive pre-market review through the 510(k) process. . One method is to seek FDA clearance through a pre-market notification filing under Section 510(k) ("510(k)") of the Food, Drug and Cosmetics Act. Applicants under the 510(k) procedure must prove that the device for which clearance is sought is "substantially equivalent" to devices on the market prior to the Medical Device Amendments of 1976 or devices cleared thereafter pursuant to the 510(k) procedure. In some cases, data from clinical studies must be included in the 510(k) application. Our clinical studies have been designed to show the correlation of the IMPACT Test System results for testing drugs and alcohol in saliva to currently approved FDA products that test for drugs and alcohol in saliva by a laboratory with discrepancies reconciled by an analytical confirmation method. The review period for a 510(k) application is supposed to be 90 days from the date of filing the application. The FDA is currently taking approximately 89 77 days of review time and 102 days average total elapsed time (including "on-hold" time) to clearance according to FDA year 2000 Annual Report (CDRH).to the Health Industry Management Association Management believes that, based on discussions with the FDA, the Company's product will be reviewed under the 510(k) protocol and that it will take approximately 100 days for clearance. The Company has begun filing its submissions with the FDA, with the first 510(k) submission filed in early May 2002. There can be no assurance that any of the Company's proposed products will ever obtain the necessary FDA or foreign regulatory clearances for commercialization.

In addition, the United States Department of Health and Human Services on February 28, 1992 issued regulations intended to implement the Clinical Laboratory Improvement Amendments of 1988. These Amendments are commonly referred to as CLIA. These regulations were to become effective September 1, 1992. The proposed regulations would require that all test sites performing workplace drug testing, including on-site testing, follow CLIA guidelines for operator training and quality control, similar to those used by laboratories. On August 28, 1992, the Department announced that the application of the statute to workplace testing would not go into effect on September 1, 1992 because of comments made on the final regulations. If the regulations are not adopted, on-site drug testing in the workplace will continue to be exempt from the statute. Recently, the Department again confirmed its intention not to adopt the CLIA regulations in the workplace. However, if the regulations are adopted, workplace testing would then be subject to the same requirements as currently required for on-site testing in the medical markets. The Company is in the process of completing studies that it believes will produce data that demonstrates that its product provides the same results when used by technical personnel as it does when used by non-technical personnel. If the Company demonstrates in its FDA submission that its product delivers similar accuracy from these two user groups, this demonstration should exempt the IMPACT Test System from CLIA regulation in the medical market and, if the statute is ever applied, in the workplace market. If the Company cannot obtain a waiver from CLIA, the costs of running the IMPACT Test System could be higher for potential customers. The Company cannot give any assurance that the Department of Health and Human Services or the FDA will agree to waive the IMPACT Test System from CLIA regulation.

In November 2000, the FDA published draft guidance for over-the-counter (OTC) screening tests for drugs of abuse. In this document the FDA announced its intention to be consistent in its regulation of drugs of abuse screening tests used in the home, workplace, insurance, and sports settings. The FDA would, however, continue to defer oversight for law enforcement applications. Should the FDA adopt such regulations, despite the Company's efforts and those of others to dissuade the FDA from doing so, such regulations would delay the start of marketing to the industrial market in the United States until the Company complies. However, in anticipation of such adoption, the Company has been collecting the additional field data which management believes, based on discussions with the FDA, this agency would require to approve the Company's entry into the industrial market in the United States. The Company will seek this clearance from the FDA simultaneously with seeking its approval of use of its product for medical purposes.

There can be no assurance that the FDA or any foreign governmental agency will grant approval for the sale of the Company's products for routine screening and diagnostic applications or that the length of time the approval process will require will not be extensive.

The Company does not believe that federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, will have any material effect upon its capital expenditures, potential earnings and competitive position.

Competition

The Company will compete with many companies of varying size that already exist or may be founded in the future. Substantially all of the current tests available use either urine or blood as a specimen to test for drugs of abuse or use breath or saliva to test for alcohol.

Based on its knowledge of the marketplace, management believes that there are no products currently available that both test simultaneously for drugs of abuse and alcohol and provide lab-quality, blood-comparable, "under the influence" information for drugs of abuse on-site. Drug testing is primarily done on urine, both in a central lab or on-site, with limited testing being done on blood in a central lab. Recently, saliva-based, lateral-flow membrane, on-site drug tests have been introduced.

Four companies, Avitar, Inc. ("Avitar"), OraSure Technologies, Inc. ("OraSure"), AnSys, Inc. ("AnSys"), and Cozart Bioscience Ltd. ("Cozart"), market oral screening drugs of abuse devices. The type of technology used by these companies is called lateral flow membrane technology, which is the process of allowing a specimen to flow across a treated test strip (membrane) and which produces a visual test result on a portion of the test strip. Home pregnancy tests are a good example of lateral flow membrane technology. This type of test is less sensitive than the flow immunosensor technology and does not provide quantifiable results, but only qualitative, yes/no answers. The results, therefore, cannot be evidential (used in court). LifePoint believes this type of technology is not sensitive enough to detect certain drugs at levels that are found in saliva. Additionally, on-site tests that are not instrument-based and rely on a subjective result reading are not generally legally admissible or defensible.

In December 2000, the European Union funded ROSITA Project found, in a study across eight countries, that the lateral flow membrane tests shared the following disadvantages:

    Many lab positive test results did not test positive with the membrane test (lack of sensitivity)
    The test results were very difficult to interpret (Some manufacturers have or are developing a reader to try to address this limitation)
    There was high risk of specimen mix-up because the collection and testing were separate tasks
    Sample collection, absorption onto a pad device, was difficult and took a great deal of time, with a potential for sample contamination of the collector
    Overall the present devices are not satisfactory in terms of ease and duration of use, sensitivity and reliability.

One or more other companies may have a similar saliva sample testing product under development, although the technology they are using is believed to be similar to those mentioned above, lateral flow membrane technology, and, accordingly, very different from that of the Company with its flow immunosensor technology. There can be no assurance that other competitors will not begin to offer an on-site saliva sample testing product in the future. In addition, there can be no assurance that Avitar, AnSys, Cozart, or OraSure will not modify their products to meet the Company's criticism described in this and the preceding paragraph.

Existing testing for the presence of drugs of abuse and alcohol include traditional centralized laboratory testing services and on-site testing products.

Although management is not aware of any current competitors with respect to simultaneous testing for drugs of abuse and alcohol in saliva, management anticipates that the Company will face competition from at least eight major companies that provide urine substance abuse testing products: (1) OnTrak by Roche Diagnostics, a division of Hoffman LaRoche, Inc. ("Roche"); (2) CEDIA clone enzyme donor immunoassay manufactured by Microgenics Corporation; (3) enzyme-multiplied immunoassay technique (EMIT) manufactured and distributed by Syva Company, a division of Dade International, Inc.; (4) a fluorescence polarization immunoassay (FPIA) manufactured by Abbott Laboratories, Inc. ("Abbott"); (5) radioimmunoassay (RIA) manufactured and distributed by Diagnostic Products Corp. ("DPC") and others; (6) thin layer chromatography (TLC) manufactured and distributed by Marion Laboratories, Inc. ("Marion"); and (7) other immunoassay tests provided by Editek, Inc. ("Editek"), Hycor Biomedical, Inc. ("Hycor"); Princeton Biotech, Inc. ("Princeton") and BioSite Inc. ("BioSite"). Almost all of these companies (i.e., Roche, Syva, Abbott, Marion, Editek, Hycor, Princeton and BioSite) have substantially greater financial resources available to them than does the Company to develop and to market their products.

Alcohol testing has usually been done on breath at a laboratory collection site, with some testing being done on blood. Recent usage has begun with manual on-site saliva-based, qualitative and semi-quantitative alcohol tests. As with drug tests, all on-site tests that are not instrument-based and rely on a subjective read of results are generally not legally defensible.

The Company's marketing analysis has indicated a greater market potential for a saliva sample portable testing instrument for drugs of abuse by law enforcement agencies, occupational health clinics, hospitals and other medical facilities than for a urine sample instrument. That is because the Company's initial product is intended to test whether the person is currently under the influence of drugs of abuse or alcohol. In addition, saliva collection is observable by the person administering the test, unlike urine testing. Accordingly, the use of saliva has been shown to eliminate the recent problems due to alteration and substitution of urine specimen testing for drugs. Depending on the substance being used, differences in the individual being tested and dose and time differences, "currently" in the Company's product indicates drug use from minutes after the drug was taken to 18 to 24 hours after drug use.

Urine testing, on the other hand, provides information on drug use from about six to eight hours after the drug was taken to between two to five days post drug use. For pre-employment testing, employers have historically wanted the longer window of detection provided by urine testing, or even hair testing. Accordingly, the current results of the IMPACT Test System may not be as attractive to employers for use in pre-employment testing. The Company's current product may, thus, have limited appeal for such use.

The following table compares the IMPACT Test System with other current testing methods available for both drug and alcohol testing.

Testing Method	The IMPACT Test System	Other On-Site Saliva Products	On-Site Urine Products	Breath Alcohol	Lab-Based Saliva Test	Lab-Based Urine Test	Laboratory Blood	Sweat	Hair
Simultaneous Drug and Alcohol Testing	X						X
Observable Collection	X	X		X	X		X		X
Automatic Measured Collection	X			X
Collection in Under 1 Minute	X			X
No Specimen Handling	X			X
Completely Automated & Integrated	X			X
5 Minute Results	X			X
On-Site Result	X	X	X	X
Lab-Quality Sensitivity	X				X	X	X	X	X
Numeric Result	X				X	X	X	X	X
Customizable Breakpoint or Interpretative Level	X				X	X	X	X	X

Employees

As of May 31, 2002, the Company employed 54 permanent employees and 55 temporary employees. Of the 109 employees, 40 were directly involved in its research and development programs, 51 were in production/manufacturing and 18 in sales, marketing and administration. Additional personnel will be required to meet the demands of manufacturing, marketing and sales of the product.

On October 1, 2001, in order to conserve cash with the September delay in product launch, senior management took a 25% pay reduction and the rest of the employees took a 15% pay reduction. As of January 1, 2002, the pay reduction for all but senior management was cancelled and, on April 1, 2002 senior management returned to full pay. Additionally, there have been no pay increases for senior management since September 2000. See, however, the section "Board Compensation Committee Report on Executive Compensation" in Item 11 to this Report.

Forward-Looking Statements

Some of the information in this Report may contain forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward looking" information. When considering these forward-looking statements, a stockholder or potential investor in LifePoint should keep in mind the risk factors and other cautionary statements in this Report. These forward-looking statements could involve known and unknown risks, uncertainties and other factors that might materially alter the actual results suggested by the statements. In other words, although forward-looking statements may help to provide complete information about future prospects, the Company's performance may be quite different from what the forward-looking statements imply. The forward-looking statements are made as of the date of this Report and LifePoint undertakes no duty to update these statements.

Risk Factors

The following is a discussion of certain significant risk factors that could potentially affect the Company's financial condition, performance and prospects.

Operational losses are expected to continue for probably at least another five quarters after March 31, 2002.

From the date the Company was incorporated on October 8, 1992 through March 31, 2002, the Company has incurred net losses of $38,079,589. These losses were due to the fact that the Company had no product or service to offer for sale or rental.

On February 26, 2002, the Company formally launched marketing of the IMPACT Test System, its first product, to law enforcement agencies that was one of three initial worldwide target markets. There was no governmental approval required as a prerequisite to market to these potential users of the Company's product. However, as indicated elsewhere in this section "Risk Factors," there are certain legal challenges that the Company must overcome to make its product fully acceptable in this market.

For the Company to market its product in the United States to hospitals and other medical facilities (including medical emergency rooms), which are another of the three initial worldwide target markets, the Company must first obtain clearance from the FDA for its product. The Company currently expects to complete all nine filings of 510(k) applications, including the latest drugs developed, for clearance with the FDA during the quarter ending September 30, 2002. The Company currently expects to obtain FDA clearance approximately 100 days after completion of its submissions.

The Company's other initial target market is industrial companies that currently test employees for drugs and alcohol. In November 2000, the FDA announced its intention to be consistent in its regulation of drugs of abuse screening tests used in the home, work place, insurance and sports settings. Should the FDA enforce such regulations, despite the Company's efforts and those of others to dissuade the FDA from doing so, such regulations would delay the start of marketing to the industrial market in the United States until the Company complies. However, in anticipation of such adoption, the Company has been collecting the additionally field data which management believes, based on discussions with the FDA, this agency would require to approve the Company's entry into the industrial market in the United States. The Company will seek this clearance from the FDA simultaneously with seeking its approval of use of its product for medical purposes. In addition, the Company has commenced efforts to market its product to law enforcement agencies and medical users in Europe and Australia prior to obtaining FDA approval for use in the United States. This program could offset any loss in early revenues due to the delay, if it occurs, in the Company's marketing to the industrial market in the United States.

The Company may not meet the schedule described in the preceding two paragraphs, both as to its additional market launches and making its submissions to the FDA. In addition, the FDA or a foreign government may not grant clearance for the sale of the Company's product for routine screening and/or diagnostic operations. Furthermore, the clearance process may take longer than projected. Even if the Company does meet its schedule and although the Company has begun to generate revenues, it is anticipated that profitability will not be attained sooner than five quarters after March 31, 2002. Although the Company can estimate, it cannot assure, as to when expected revenues will exceed expenses.

Transition to an operational company may strain managerial, operational and financial resources.

The Company expects to encounter the risks and difficulties frequently encountered by companies that have recently made a transition from research and development activities to commercial production and marketing. The Company has set forth below certain of these risks and difficulties in this section "Risk Factors." As an example, the transition from a development stage company to a commercial company may strain managerial, operational and financial resources. If the Company's product achieves market acceptance, then the Company will need to increase the number of employees, significantly increase manufacturing capability and enhance operating systems and practices. The Company cannot give assurances that it will be able to effectively do so or otherwise manage future growth.

The Company may have a need for additional financing to continue or expand its business.

The Company believes that, with the net proceeds from its private placement in June and September 2001 of $12,528,105, the marketing fees and sales proceeds forecasted to be paid from CMI, the proceeds from standard commercial banking lines of credit and/or commercial equipment leasing lines which the Company is currently negotiating, and the $9,554,062 in net proceeds received from the sale in April 2002 of 272 units, each unit consisting of 10,000 shares of the Company's Common Stock, $.001 par value (the "Common Stock"), and a common stock purchase warrant to purchase 2,000 shares of the Common Stock, the Company shall have sufficient funds to manufacture and market its product and reach profitability. The Company expects to achieve profitability not sooner than five quarters after March 31, 2002. There can be no assurance that the Company's estimate as to costs and timing will be correct. In addition, the Company may not be able to consummate standard commercial banking lines of credit and/or commercial equipment leasing lines on an acceptable and timely basis. Furthermore, if there are any delays in obtaining FDA approval, or if there is a reduced rate of growth in revenues from those anticipated, the Company may require additional funding. In addition, if orders for the Company's product come in faster than anticipated, the Company could require additional financing to expand manufacturing, sales and other capabilities. The Company's inability to meet any such increased demand could result in the cancellation of orders and thus delay the attainment of profitability.

Unexpected problems as to how the Company's product functions can delay receipt of revenues and ultimately the Company attaining profitability.

The Company experienced delays in launching its product because of unanticipated performance problems that had arisen first in the Company's own testing in its research and development facility and later at beta sites. The Company had made a commitment to itself and to its stockholders and prospective customers not to release its product for sale until the Company was confident that its product met or exceeded customer's expectations. In many markets, the Company will get only one chance with a customer. If a customer's initial experience with a product is not good, it is very difficult to go back a second time. Accordingly, when a product performance problem surfaced, the Company had no choice except to delay the product release. The Company also had to delay completion of the field-testing necessary to furnish the data for its FDA submission, and with it, to delay the FDA submission.

By delaying the time of product launch, these product problems delayed receipt of revenues. They increased the Company's need for additional financing. Any future delays in obtaining revenues will increase the Company's need for additional financing. And with the past delays, and future delays, if any, in receiving revenues, the Company's opportunity to achieve profitability was, and will be, also delayed.

Attention is also directed to the possible delays at the FDA described in this section "Risk Factors."

The Company will face competition from new and existing diagnostic test systems.

The Company has begun to compete with many companies of varying size that already exist or may be founded in the future. Substantially all of their current tests available either use urine or blood samples as a specimen to test for drugs of abuse or use breath, saliva, or blood samples to test for alcohol. In addition, the Company recognizes that other products performing on-site testing for drugs in blood or saliva may be developed and introduced into the market in the future.

The Company also faces as competitors BioSite Diagnostics Inc., Syva Company (a division of Dade International Inc.), Roche Diagnostics (a division of Hoffman La Roche, Inc.) and at least five other major pharmaceutical companies. All of these competitors currently use urine as the specimen for on-site drug testing. Almost all of these prospective competitors have substantially greater financial resources than the Company has to develop and market their products.

With respect to breath testing for the presence of alcohol, the Company will compete with CMI, Inc., Intoximeters, Inc., Draeger Safety, Inc., and other small manufacturers.

Furthermore, because of the time frame it has taken the Company to bring its product to market, the Company's competition may have developed name recognition among customers that will handicap future marketing efforts.

Failure to comply with the substantial governmental regulation to which the Company is subject may adversely affect its business.

Attention has been drawn to the fact that the Company cannot market its saliva based testing device to hospitals and other medical facilities unless the Company has obtained FDA approval. The Company has also pointed out that FDA announced its intention to regulate marketing to the industrial market in the United States. (See the section "Government Regulation" under this caption "Business"). There can be no assurance that the Company will attain FDA approval on a timely basis, if at all. In addition, if the FDA determines to regulate the industrial market in the United States, this will delay the receipt of revenues by the Company in this market.

Attention has also been drawn to the fact that, if the Company cannot obtain a waiver from CLIA regulation (see the section "Government Regulation" under this caption "Business"), the cost of running the IMPACT Test System could be higher for potential customers.

The Company may not be able to expand manufacturing operations adequately or as quickly as required to meet expected orders.

The Company first began its manufacturing process in January 2001. It is anticipated that it could take up to nine months to complete the full automation of the saliva test module assembly line, once started. However, the Company has not as yet made any significant deliveries of its product. Accordingly, the Company has not as yet demonstrated the ability to manufacture its product at the capacity necessary to support expected commercial sales. In addition, the Company may not be able to manufacture cost effectively on a large scale.

The Company expects to conduct all manufacturing of the STM's at its own facility. In addition, the Company intends to continue to assemble the current instrument for at least another four to six months or more. If the Company's facility or the equipment in its facility is significantly damaged or destroyed, the Company may not be able to quickly restore manufacturing capacity. The Company has engaged an OEM supplier to final assemble the current instrument in conjunction with its own in-house assembly. The Company's current timetable for transfer of some of the final assembly of the current instrument is during the quarter ending December 31, 2002. The Company could, accordingly, turn over instrument assembly to a number of qualified OEM instrument assembly suppliers in the event of such problems at the Company facility. The Company can use another manufacturer for the final assembly of its instrument because other suppliers furnish the subassemblies and other components. Accordingly, any capable electronics manufacturer would have the capability to produce this type of equipment. The Company has identified several potential electronic manufacturers as potential alternatives to its initial OEM supplier should it so require. However, the cassette is a proprietary device developed by the Company and, accordingly the Company is not currently aware of any alternative manufacturer for the STM.

Dependence on CMI, the Company's strategic partner to market to the law enforcement market, may adversely affect initial marketing efforts if CMI does not sell in the quantities anticipated.

As already indicated, the initial target market in the United States was the law enforcement market. On June 4, 2001, the Company entered into an exclusive three-year, renewable, distributorship agreement with CMI, Inc. ("CMI") to distribute the IMPACT Test System to the law enforcement markets in the United States and Canada. The Company selected CMI because, to its knowledge, it is the marketing and manufacturing leader for evidentiary breath alcohol testing instruments in law enforcement in this country. Nevertheless, CMI may not be able to sell the quantities of IMPACT Test Systems of which the Company believes that CMI is capable. In such event, the Company would be required to seek another distributor or increase its own internal selling staff. The Company can give no assurance as to how quickly or successfully these alternative methods of product distribution will be implemented. Another risk to the Company is, of course, that, if MPD Inc., CMI's parent corporation, became bankrupt or had similar financial problems, this would prevent CMI from paying fees or making purchases. Otherwise the Company believes that, based on CMI's initial forecasts, CMI will pay the Company approximately $5,000,000 during the first two and one-half years of the agreement. The Company can give no assurance, however, that CMI will make sales as it initially forecasted and, accordingly, make significant payments to the Company. Even if CMI were to pay the Company the contractual minimum amounts to maintain its exclusive marketing rights, such payments would be materially less than the forecasted amount of $5,000,000. For the Company to realize such forecasted amount from CMI, CMI would have to sell, on the average, at least 15 IMPACT Test Systems per month during the two-and-one-half-year period. As of June 30, 2002, the Company had received no payments from CMI.

The three-year term did not begin until general marketing of the IMPACT Test System began on February 26, 2002. The Company notes that CMI will benefit from volume discounts and, therefore, margins on products purchased by CMI may decrease over the term of the contract. In addition, CMI has guaranteed pricing on the instruments, which may result in much lower margins once the Company transfers the instrument production to an outside vendor. The agreement with CMI is automatically renewable unless CMI or the Company gives notice to the other 180 days prior to the end of the initial term.

Another risk is that CMI may terminate the distribution agreement as described in the section "Marketing and Distribution" under this caption "Business".

Legal precedent has not yet been established for upholding the results of LifePoint's diagnostic test system.

The legal precedents for performing drug and alcohol testing in both law enforcement and the industrial workplace have been well established. Blood and urine testing are the currently accepted standard samples for drugs. Blood, breath and saliva are the currently accepted standard samples for alcohol. However, several saliva-based drug tests are beginning to be used. The Company believes that its product meets the Daubert and Frye standards for admission as scientific evidence in court. These two standards have been adopted in all 50 states. These standards require acceptance of the Company's product or technology by members of the scientific community and proven performance equal to currently used methods. The Company anticipates that the papers it has presented over this past year and the papers that it will publish from its field evaluations currently being completed will enable it to meet this requirement prior to the first legal challenge to its product. However, the Company cannot give assurance that its technology will be accepted. Until the Company's product is challenged in court, legal precedence will not have occurred.

The desire to use saliva for drug testing in the workplace market is very strong. As an example, SAMHSA, the federal agency that regulates drug testing on federal safety-sensitive workers, has indicated that it is in the process of adding saliva to the menu of applicable technologies for drug testing of federal safety sensitive personnel. There are few state laws limiting the use of saliva for workplace testing. Currently, saliva or other bodily substances testing of employees for drugs is permitted in all states but Maryland.

State laws are being revised on an ongoing basis to allow law enforcement officers to use saliva as a specimen for testing for drivers under the influence of drugs or alcohol. Currently, saliva and other bodily substance testing for DUI testing with consent is permitted in all states. However, such testing will be subject to a variety of factors. Saliva or other bodily substances for DUI testing for drugs or alcohol is specifically permitted in 24 states. Additional efforts will be needed to change the laws in states which have not adopted saliva as a test specimen. The Company believes this change will occur because law enforcement officials are anxious to have a non-invasive test method for drug testing and are willing to support legislation. The Company is currently working on draft legislation for this joint effort. Nevertheless, the Company cannot give assurance as to when and if this legislation will be adopted in the other states.

Lastly, the National Highway and Traffic Safety Administration must approve alcohol test products for Department of Transportation use, either as a screening method or an evidentiary method. The Company believes that its product meets the requirements of an evidentiary product. Nevertheless, because the Company has not yet submitted its product for approval, it cannot guarantee acceptance by this governmental agency.

The Company's efforts to legally protect its product may not be successful.

The Company will be dependent on its patents and trade secret law to legally protect the uniqueness of its testing product. However, if the Company institutes legal action against those companies that it believes may have improperly used its technology, the Company may find itself in long and costly litigation. This result would increase costs of operations and thus adversely affect the Company's results of operations.

In addition, should it be successfully claimed that the Company has infringed on the technology of another company, the Company may not be able to obtain permission to use those rights on commercially reasonable terms. In any event, payment of a royalty or licensing fee to any such company would also add to costs of operations and thereby adversely affect the Company's results of operations.

The Company may be sued for product liability resulting from the use of its diagnostic product.

The Company may be held liable if the IMPACT Test System causes injury of any type. The Company has obtained product liability insurance to cover this potential liability. The Company believes that the amount of its current coverage is adequate for the potential risks in these areas. However, assuming a judgment is obtained against the Company, its insurance may not cover the potential liabilities. The Company's policy limits may be exceeded. If the Company is required at a later date to increase the coverage, the Company may obtain the desired coverage, but only at a higher cost.

The Company's increasing efforts to market products outside the United States may be affected by regulatory, cultural or other restraints.

Now that the Company has held the market launch of the IMPACT Test System in the United States, it has commenced efforts to market its product through distributors in other countries, starting with certain of the Western European and Asian countries.

In addition to economic and political issues, the Company may encounter a number of factors that can slow or impede its international sales, or substantially increase the costs of international sales, including the following:

The Company does not believe that its compliance with the current regulations for marketing its product in European countries will be a problem. However, new regulations (including customs regulations) can be adopted by these countries which may slow, limit or prevent the Company's marketing its product. In addition, other countries in which the Company attempts, through distributors, to market its product may require compliance with regulations different from those of the Western European market.

Cultural and political differences may make it difficult to effectively obtain market acceptances in particular countries.

Although the Company's distribution agreements provide for payment in U.S. dollars, exchange rates, currency fluctuations, tariffs and other barriers and extended payment terms could effect the Company's distributors' ability to perform and, accordingly, impact the Company's revenues.

Although the Company made an effort to satisfy itself as to the credit-worthiness of its distributors, the credit-worthiness of the foreign entities to which they sell may be less certain and their accounts receivable collections may be more difficult.

ITEM 2. PROPERTIES

The Company maintains its principal executive offices and manufacturing space in Ontario, California and laboratory facilities in Rancho Cucamonga, California. The corporate offices and manufacturing facility, which consist of approximately 32,000 square feet, is leased at $226,000 per year pursuant to a lease that expires July 31, 2005. The laboratory facility, which consists of approximately 10,000 square feet, is leased at $72,000 per year pursuant to a lease that expires March 31, 2004 with options to extend the lease until July 31, 2005.

ITEM 3. LEGAL MATTERS

Global Consultants, LLC d/b/a Global Capital instituted an action on June 18, 2001 in a California state court against the Company and Linda H. Masterson, Chairman, President and Chief Executive Officer. The plaintiff seeks damages aggregating $4,500,000 for the non-issuance and termination of common stock purchase warrants for an aggregate of 392,275 shares of the Common Stock. The plaintiff's computation of damages is based on the market price of the Common Stock on one day reaching $8.00 per share and on an excessive and unsupportable number of shares subject to the warrants. The plaintiff's second amended complaint does not allege the previously alleged claims relating to fraud, negligence and accounting and for punitive or exemplary damages. The Company believes that the plaintiff's remaining causes of action for breach of contract, conversion and violation of a California statute are without merit. The Company's trial counsel, the law firm of Rosenfeld, Meyer & Susman, LLP, is of the opinion that the probability of any recovery by the plaintiff of damages in excess of 10 percent of the Company's current assets (i.e., current assets of $7,617,790 as of December 31, 2001) is remote. The Company is of the further opinion that, even if the plaintiff were able to overcome all of the affirmative defenses and the allegations of the Company's counterclaims, its maximum provable damages are less than a third of that amount. However, unanticipated results in litigation are always possible should this proceeding proceed to trial

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

From June 25, 1998 to April 18, 2000, the Common Stock was reported on the OTC Bulletin Board of the National Securities Dealers, Inc. under the symbol "LFPT." On April 19, 2000, the Common Stock began trading on The American Stock Exchange ("AMEX") and the symbol was changed to "LFP." The quarterly high and low sales prices as quoted by the AMEX for the fiscal years ended March 31, 2001 and March 31, 2002 are as follows:

Fiscal 2002 Fiscal 2001

Quarter Ended High Low High Low

June 30, $4.65 $3.18 $6.88* $3.75*

September 30, 3.31 2.57 6.69 4.44

December 31, 3.70 1.98 7.00 3.75

March 31, 5.22 3.01 6.03 3.30

*from April 19 to June 30, 2000

Holders

As of March 31, 2002, there were approximately 406 holders of record of the Common Stock and, based upon requests for copies in connection with the 2001 Annual Meeting of Stockholders, the Company believes that there are approximately 8,800 beneficial owners of the Common Stock.

Dividends

The Board of Directors has not declared any dividends on the Common Stock and, in view of the continuing losses, the prohibitions of the Series C Convertible Preferred Stock, $.001 par value (the "Series C Preferred Stock") and the Company's cash requirements, the Board has no current intention to pay any such dividends.

Sale of Unregistered Securities

There were no securities sold during the quarter ended March 31, 2002 which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). See Note 5 - Stockholder's Equity for information on the sales of securities not registered under the Securities Act that have occurred over the past three years.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected financial data of LifePoint for the five fiscal years ended March 31, 2002, 2001, 2000, 1999 and 1998. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere in this Report.
	Y e a r s E n d e d March 31,
	2002	2001	2000	1999	1998
Selected Statement of Operations Data:
Revenues	$ 135,980	$ -	$ -	$ -	$ -
Costs and Expenses:
Cost of Sales	623,242	-	-	-	-
Selling, General & Administrative	4,364,185	2,151,985	1,517,776	1,483,135	672,998
Research and Development	7,410,899	5,180,230	2,448,484	1,117,786	1,052,233
Depreciation and Amortization	521,501	255,435	99,693	142,387	217,034
Interest Expense - Parent	-	-	-	-	34,530
Management Fees - Parent	-	-	-	-	409,838
Total Costs and Expenses	12,919,827	7,587,650	4,065,953	2,743,308	2,386,633
Loss from Operations	(12,783,847)	(7,587,650)	(4,065,953)	(2,743,308)	(2,386,633)
Other Income (Expense)	186,883	425,121	116,169	46,595	(165,657)
Net Loss	(12,596,964)	(7,162,529)	(3,949,784)	(2,696,713)	(2,552,290)
Less Dividend on Preferred Stock	995,837	-	547,246	4,865	-
Net Loss Applicable to Common Stockholders	$ (13,592,801)	$ (7,162,529)	$ (4,497,030)	$ (2,701,578)	$(2,552,290)

Loss Applicable to Common Stockholders per Common Share:

Weighted Average Common
Shares Outstanding - Basic and Diluted	31,747,342	30,491,519	15,251,400	11,566,684	8,032,231
Net Loss per share applicable to Common Stockholders	$ (0.43)	$ (0.23)	$ (0.29)	$ (0.23)	$ (0.32)

Net Loss per Common Share,

Weighted Average Common Shares Outstanding - Basic and Diluted	31,747,342	30,491,519	15,251,400	11,566,684	8,032,231
Net Loss per Common Share	$ (0.40)	$ (0.23)	$ (0.26)	$ (0.23)	$ (0.32)

	2002	2001	2000	1999	1998
Selected Balance Sheet Data:
Working Capital	$ 1,603,980	$ 4,874,305	$ 8,784,488	$ 4,350,843	$ 409,951
Total Assets	$ 7,579,246	$ 9,066,130	$ 10,081,396	$ 5,058,408	$ 1,073,284
Capital Lease, Long Term	$ 320,271	$ 641,560	$ 104,955	$ 0	$ 0
Stockholders' Equity	$ 4,211,898	$ 6,690,112	$ 9,174,672	$ 4,428,684	$ 735,831

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Until December 31, 2001, the Company had been a development stage enterprise with no revenue history. Until recently, the Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company has just begun generating revenue from product sales. There can be no assurance as to when the Company will achieve profitability, if at all.

Prior to December 31, 2001, the Company had not produced any revenues as a result of its being a development stage company. The Company had been dependent on the net proceeds derived from seven private placements pursuant to Regulation D under the Securities Act to fund its operations. The succeeding three paragraphs describe the private placements in fiscal 2000, 2001 and 2002.

On February 29 and March 14, 2000, the Company closed as to sales at $5,000 per unit of an aggregate of 1,840 units, each unit consisting of 2,500 shares of the Common Stock and a common stock purchase warrant expiring February 28 or March 13, 2005 to purchase 2,500 shares of Common Stock at $3.00 per share. The warrants were not exercisable prior to September 14, 2000 and the shares included in the units were restricted securities for at least one year. The Company realized $9,200,000 in gross proceeds. Finders' fees were paid to various consultants and bankers for their assistance in helping the Company to complete this private placement consisting of an aggregate of $604,706 in cash fees and common stock purchase warrants expiring March 13, 2005 to purchase an aggregate of 273,075 shares of the Common Stock at $3.00 per share.

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

In June 2001, the Company closed an initial round of a private placement and in September 2001, closed the final round of the private placement. The Company realized $13,787,085 in gross proceeds (less $1,092,278 in expenses related to the private placement) from the sale of 393.916 units each unit consisting of 1,000 shares of the Series C Preferred Stock and a Common Stock purchase warrant to purchase 10,000 shares of the Common Stock. The Company had previously realized $3,000,000 in gross proceeds from the sale of 75,000 shares of the then designated Series B Preferred Stock. However, the $3,000,000 purchase price for these shares was applied to purchase units of the Series C Preferred Stock and the shares of Series B Preferred Stock were cancelled and the related common stock purchase warrants surrendered.

On April 2, 2002, the Company sold 272 units, at $37,500 per unit, to eight accredited investors. Each unit consisted of 10,000 shares of the Common Stock and a common stock purchase warrant expiring April 1, 2007 to purchase 2,000 shares of the Common Stock at $4.50 per share. The Company realized $10,200,000 in gross proceeds from the private placement. The Company has closed this offering and no further units will be offered.

As a result, management believes that the net proceeds from the offerings, together with certain other sources of funds, will be sufficient to enable the Company to reach the period when the Company can reasonably expect to achieve profitability. There can be no assurance that management's estimate as to costs and timing will be correct. However, if there are any additional delays in the Company meeting its timetable, the Company may require additional funding.

The Company has entered into a strategic partnering agreement with CMI to distribute the Company's products exclusively to the law enforcement market. Based on its initial forecasts, CMI will make payments of approximately $5 million to LifePoint over a two and one-half year period. However, there can be no assurance that CMI will make payments approximating that amount. Fees will be calculated and paid in accordance with the confidential terms of the agreement. There are no conditions for the Company to meet other than the delivery of product to receive the fees. CMI has minimum, confidential, sales requirements for the three-year term of the contract in order to retain the exclusive marketing rights. Additionally, the Company continues to pursue additional strategic partnering for other markets. However, there can be no assurance when and if such arrangements will be made.

Management has investigated the possibility of an underwritten public offering and has received expressions of interest from several well-known firms, but only on a post-revenue basis. However, because the market currently is not generally receptive to public offerings, there can be no assurance that stock market conditions in 2002 will be receptive to a public offering by the Company, especially in view of the general volatility of the financial markets in 2000 and 2001. In addition, competitive conditions may make the Company less attractive to potential public investors. See the section "Competition" under the caption "Business" in this Report.

There can be no assurance that the Company will be successful, if required, in securing additional financing, whether through a capital leasing firm, a strategic partner, a public offering or a private placement.

On March 6, 2000 and June 16, 2000, the Compensation Committee authorized that executive officers and senior staff designated as significant employees, who are optionees under the LifePoint, Inc. 1997 Stock Option Plan ("the 1997 Option Plan") and the 2000 Option Plan, respectively, or who hold Common Stock purchase warrants may exercise an option or a warrant by delivering a promissory note (the "Note") to the order of the Company. As of March 31, 2002 Notes totaling $912,500 were due to the Company with various due dates from March 13, 2003 through August 27, 2003 bearing interest rates ranging from 6% to 9%. All Notes have a term of eighteen months. A detailed list of the Notes due from Officers and senior staff may be found in Item 13 Certain Relationships and Related Transactions. All other notes previously issued have been fully repaid, including interest payments.

If all of the common stock purchase warrants that were outstanding on March 31, 2002 were subsequently exercised (13,288,988 shares), the Company would realize $35,786,752 in gross proceeds. If all of the options pursuant to the Company's two Stock Option Plans to purchase an aggregate of 2,155,326 shares outstanding on March 31, 2002 were subsequently exercised, the Company would realize $7,025,136 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised, especially as to the options, which were not all currently exercisable as of March 31, 2002. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

Operating Cash Flows

Net cash used for operations during fiscal 2002 amounted to $12,023,000 as compared to $6,952,000 and $3,857,000 in fiscal 2001 and 2000, respectively. The cash used by operating activities in fiscal 2002 increased by $5,071,000 from fiscal 2001, which was the result of increased staffing, related expenses associated with the commercialization of the IMPACT Test System and delays in bringing the product to market. Net cash used by operating activities in fiscal 2001 increased by $3,095,000 from fiscal 2000, which was the result of increased staffing, facilities and related expenses associated with the final development phase of the IMPACT Test System.

Investing Cash Flows

During fiscal 2002, 2001 and 2000, net cash used by investing activities was $888,000, $747,000 and $105,000, respectively. The $141,000 increase in cash used in fiscal 2002 over fiscal 2001 was directly related to the granting of trademark rights for "LifePoint", "IMPACT" and "ARIS" in the United States, Europe, Australia and Japan. The increase in fiscal 2001 over fiscal 2000 of $642,000 was as a result of leasehold improvements to the manufacturing facility in Ontario and the addition of furniture and equipment to that facility and $37,000 directly related to the granting of trademark rights for "LifePoint" in the United States and Europe.

Financing Cash Flows

Net cash provided by financing activities amounted to $9,669,000 during fiscal 2002 primarily related to the sixth private placement of 393,916 shares of the Company's Series C Preferred Stock with net proceeds of $12,528,000 less the redemption of the Series B Preferred Stock or $9,528,000. An additional $814,000 was received from the exercise of stock options and warrants.

Net cash provided by financing activities amounted to $4,443,000 during fiscal 2001 related to the fifth private placement of the Series B Preferred Stock with gross proceeds of $3,000,000 and proceeds from the exercise of warrants and options of $1,685,000 and net payments against capital leases of $242,000.

Net cash provided by financing activities amounted to $8,649,000 during fiscal 2000 related to the fourth private placement of units of Common Stock and common stock purchase warrants with net proceeds approximating $8,577,000 and proceeds from the exercise of warrants and options of $119,000.

Results of Operations

Fiscal 2002 vs. Fiscal 2001

During fiscal 2002, the Company recognized its first revenues of $135,980. Cost of goods sold for fiscal 2002 included an adjustment of $350,000 for inventory impairment and to the higher start-up costs associated with pilot manufacturing and the initial builds of product (R&D purchases of initial parts and the use of engineering rather than production labor). Research and development expenses in fiscal 2002 were $7,411,000 as compared to $5,180,000 in fiscal 2001, or an increase of $2,231,000 or 43%. The increase in fiscal 2002 was a result of the Company's transition into the final stages of development including product launch delays. Staffing levels in product development increased 37.9% in fiscal 2002, while staffing in pilot manufacturing increased 467% in fiscal 2002. Selling, general and administrative expenses were $4,364,000 in fiscal 2002 as compared to $2,152,000 in fiscal 2001, or an increase of $2,212,000 or 103%. The increase was due to increased sales and marketing activities related to product launch in February 2002. In addition, staffing increased 63.6% for fiscal 2002. Depreciation and amortization during fiscal 2002 were $521,500 as compared to $255,400 for fiscal 2001. The increase of $266,100 was a result of increased furniture, equipment and leasehold improvements from fiscal 2001 related to the addition of the corporate headquarters and manufacturing facility. Interest income, which is a component of interest income, net, for fiscal 2002 was $355,000 as compared to $503,600 for fiscal 2001. The decrease of $148,600 was the result of lower interest earned due to lower average cash on hand during the year. Interest expense, which is a component of interest income, net, in fiscal 2002 was $168,100 as compared to $78,500 for fiscal 2001. The increase was a result of $34,700 interest paid to certain holders of the Series C Preferred Stock and $10,900 paid to the General Conference Corporation of Seventh-day Adventists (the "GCC") on the $1.5 million short-term note. The net loss for fiscal 2002 was $12,597,000 as compared to $7,162,500 for fiscal 2001. The increase of $5,434,500 or 76% was primarily the result of the increase in product development, pilot manufacturing and marketing and sales expenses noted above.

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

Critical Accounting Policies

The Company's accounting policies are more fully described in Note 1 of Notes to the Financial Statements. As disclosed in Note 1 of Notes to the Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

  The Company believes the following critical accounting policies are important to the portrayal of the Company's financial condition and results.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

  Significant management judgment is required to determine the reserve for inventory. The Company currently considers all inventory costs determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead in comparison to market value. At March 31, 2002, the Company's inventory reserve was $350,000, or 20.1% of our $1,744,000 gross inventory.

Revenue Recognition

The majority of our revenue is from the sales of the IMPACT Test System. We recognize revenue in the period in which products are sold. Revenue is recognized in accordance with the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see Item 14 of this Report for financial statements and supplementary data.

ITEM 9. CHANGES IN ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following table contains certain information relating to the directors and executive officers of the Company as of May 31, 2002:

Name Age Position

Linda H. Masterson 51 President, Chief Executive Officer,

and Chairman of the Board

Thomas J. Foley 62 Senior Vice President, Research and

Development

Michele A. Clark 49 Controller and Chief Accounting

Officer

Donald C. Fletcher 50 Vice President Operations

Charles J. Casamento 57 Director

Peter S. Gold 77 Director

Paul Sandler 62 Director

Stan Yakatan 59 Director

The Company has a classified Board. Each director of the Company is elected to serve until the third Annual Meeting of Stockholders following his or her election or until his or her successor is elected and shall have qualified. Each officer of the Company is elected by the Board of Directors to serve at the discretion of the Board.

The last Annual Meeting of Stockholders was held on September 7, 2001. The current Board has called the next Annual Meeting of Stockholders for September 12, 2002.

Business History

Linda H. Masterson has 30 years' industry experience, over 20 years' experience in marketing, sales and business development in the medical diagnostics, healthcare and biotechnology fields, and extensive experience as a senior manager. On May 31, 1996, she was elected a director of the Company and, on July 31, 1996, the President and the Chief Operating Officer of the Company. On May 23, 1997, she became the Chief Executive Officer of the Company (formally designated as such on May 26, 1997). On June 16, 2000, she was elected as Chairman of the Board of the Company. Until May 13, 1996 when she became an employee of the then parent of the Company, she was employed as the Executive Vice President of Cholestech, Inc., a start-up diagnostic company, for which she developed and restructured that company's business strategy. In November 1993, Ms. Masterson founded Masterson & Associates, a company of which she was the President and owner until she joined Cholestech, Inc. in May 1994, which was engaged in the business of providing advice to start-up companies, including the preparation of technology and market assessments and the preparation of strategic business plans for biotech, medical device, pharmaceutical and software applications companies. From April 1992 to November 1993, Ms. Masterson was employed as the Vice President of Marketing and Sales of BioStar, Inc., a start-up biotech company focused on the commercialization of a new detection technology applicable to both immunoassay and hybridization based systems. From 1989 to 1992, she was employed as the Senior Vice President of Marketing, Sales and Business Development by Gen-Probe, Inc., a specialized genetic probe biotechnology company focused on infectious diseases, cancer and therapeutics. Prior to 1989, Ms. Masterson was employed for 12 years in various domestic and international marketing and sales positions at Johnson & Johnson, Inc., Baxter International Inc. and Warner-Lambert Company. Ms. Masterson has a B.S. in Medical Technology from the University of Rhode Island and an M.S. in Microbiology/ Biochemistry from the University of Maryland and attended the Executive Advanced Management Program at the Wharton School of Business at the University of Pennsylvania.

Thomas J. Foley has over 35 years' experience in the medical diagnostic industry. He was elected to his officership in the Company effective March 9, 1998. From November 1997 to March 1998, he was a consultant to various companies. From November 1994 to November 1997, he served as the Executive Vice President of Business and Product Development at HiChem/Elan Diagnostics ("HiChem"), where he managed research and development, regulatory affairs (including FDA submissions), strategic and business planning, technology assessment for acquisitions, and manufacturing operations. Prior to joining HiChem in November 1994, Dr. Foley was Vice President of Research and Development at Hycor Biomedical, Inc. ("Hycor"), where he was responsible for research and development of all products, including drugs of abuse products, over an eight-year period from May 1986 to November 1994. Prior to Hycor, Dr. Foley was Vice President of Research and Development at Gilford Instruments from 1983 to 1986 and Worthington Diagnostics from 1981 to 1983. Prior to Worthington Diagnostics, Dr. Foley worked at Beckman Instruments, Inc. and was the chemistry product development manager for the Astra, one of Beckman's most successful product lines. Dr. Foley has a Ph.D. in Biochemistry from Trinity College, Dublin.

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

Donald C. Fletcher has over 25 years of directly related experience in the medical diagnostic, including over 23 years experience in manufacturing and operations with extensive experience in product scale-up and transfer, and product development team management. Mr. Fletcher was most recently Vice President, Operations of Sigma Diagnostics, a division of Sigma Aldrich Corporation, where he was responsible for manufacturing 1,500 medical products including both reagent kits and instrument systems. He also guided the new product development and product transfer of a new immunoassay test system. Prior to Sigma Diagnostics, Mr. Fletcher was Vice President, Manufacturing and an Officer of Diamedix Corporation, a start-up immunodiagnostic manufacturer, where he developed and scaled-up manufacturing for an instrument manufacturing department. Prior to Diamedix, Mr. Fletcher was employed by Beckman Coulter, Inc. in a variety of project management, plant management and manufacturing positions. Mr. Fletcher has a BA in Biological Sciences with a minor in chemistry from California State University, San Jose, California.

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

  Linda H. Masterson, Chairman, President and Chief Executive Officer of the Company was a director of Substance Abuse Technologies ("SAT") on September 10, 1997 when SAT filed its petition in bankruptcy. SAT was the principal stockholder of the Company until October 31, 1997. Ms. Masterson subsequently resigned as a director of SAT and SAT was subsequently discharged from bankruptcy under a plan of reorganization. No other executive officer or director of the Company has been similarly involved in any bankruptcy or similar proceedings during the past five years.

Family Relationships

None

Compliance with Section 16(a) of the Exchange Act

  Based solely on a review of Forms 3 and 4 furnished to LifePoint under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to fiscal 2002, LifePoint is not aware of any director or executive officer of LifePoint who failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act during fiscal 2002.

  As of March 31, 2002, the GCC was the only beneficial owner of 10% or more of the Common Stock known to the Company. The GCC has advised LifePoint that it made timely filings with respect to its transactions in fiscal 2002.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid or accrued by the Company during fiscal 2002 and the fiscal years ended March 31, 2001 ("fiscal 2001") and 2000 ("fiscal 2000") to the sole person who served as the Chief Executive Officer during fiscal 2002 and to the other executive officers who served during fiscal 2002.

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary (5)	Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation
Linda H. Masterson	2002	$ 167,164	$ -	$ -	142,840	-
Chief Executive Officer	2001	$ 184,673	$ -	$ -	120,000	-
And President (1)	2000	$ 173,654	$ -	$ -	120,000	-

Thomas J. Foley	2002	$ 130,974	$ -	$ -	77,895	-
Senior Vice President, Research	2001	$ 142,252	$ -	$ -	60,000	-
and Development(2)	2000	$ 140,000	$ -	$ -	60,000	-

Donald C. Fletcher	2002	$ 123,173	$ -	$ -	42,330	-
Vice President, Operations (3)	2001	$ 83,462	$ -	$ -	85,000	-
	2000	$ -	$ -	$ -	-	-

Michele A. Clark	2002	$ 83,406	$ -	$ -	41,395	-
Chief Accounting Officer	2001	$ 88,804	$ -	$ -	15,000	-
and Controller (4)	2000	$ 76,715	$ -	$ -	50,000	-

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

  Mr. Fletcher was elected as Vice President, Operations on August 25, 2000.

  Ms. Clark was elected Chief Accounting Officer and Controller on April 16, 1999.

  Ms. Masterson, Dr. Foley, Mr. Fletcher and Ms. Clark were subject to a 25% salary reduction for the period October 1, 2001 through March 31, 2002.

Option/SAR Grants in Last Fiscal Year

  On August 14, 1997, the Board of Directors adopted, subject to stockholder approval, the 1997 Stock Plan providing for the granting of options to purchase up to 1,000,000 shares of Common Stock to employees (including officers) and persons who also serve as directors and consultants of the Company. On June 5, 1998, the Board increased the number of shares subject to the 1997 Option Plan to 2,000,000, again subject to stockholder approval. Stockholder approval was given on August 13, 1998. The options may either be incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to be granted to employees or nonqualified stock options to be granted to employees, directors or consultants. On June 16, 2000, the Board of Directors adopted, and, on August 25, 2000, the stockholders approved, the Company's 2000 Stock Option Plan (the "2000 Option Plan") which would permit the granting of options to purchase an aggregate of 2,000,000 shares of Common Stock on terms substantially similar to those of the 1997 Option Plan.

As of March 31, 2002, options to purchase an aggregate of 2,155,326 shares of the Common Stock granted to employees including officers, directors and consultants were outstanding. As of such date, options to purchase an aggregate of 835,651 shares of the Common Stock had been exercised and options to purchase an aggregate of 786,091 shares of the Common Stock were then exercisable. Options granted to date under both Option Plans have generally become exercisable as to one-quarter of the shares subject thereto on the first anniversary date of the date of grant and as to 1/36th of the remaining shares on such calendar day each month thereafter for a period of 36 months. Certain options will become exercisable upon the achievement of certain goals related to corporate performance and not that of the optionee. The exercise price per share for incentive stock options under the Code may not be less than 100% of the fair market value per share of the Common Stock on the date of grant. For nonqualified stock options, the exercise price per share may not be less than 85% of such fair market value. No option may have a term in excess of ten years. Of the options outstanding as of March 31, 2002, all were incentive stock options except for options to purchase an aggregate of 308,476 shares and the options all were granted at the then market price, with exercise prices ranging from $.50 - $6.56 per share. The options have expiration dates ranging from August 14, 2007 to March 22, 2012.

The Company has not granted any options to consultants other than to the two current members of its Scientific Advisory Board and the nine current members of its Substance Abuse Advisory Board, each receiving an option to purchase 10,000 shares. The Company will grant a similar option to any future member of the Advisory Boards. For information on as to options granted to non-employee, non-consultant directors, see the section "Compensation of Directors" under this caption "Executive Compensation."

The Company has never granted any stock appreciation rights.

The following table contains information concerning the grant of options to the Chief Executive Officer of the Company and other named executive officers whose compensation for fiscal 2002 is reported in the Summary Compensation Table under this caption "Executive Compensation."

	Individual Grants
	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees in Fiscal	Exercise or Base Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name	Granted (#)	2002(1)	($/Sh) (2)	Date	5% ($)	10% ($)

Linda H. Masterson	142,840	12.6%	$3.17	12/06/11	$737,000	$1,174,100

Thomas J. Foley	77,895	6.9%	$3.17	12/06/11	$401,900	$640,300

Donald C. Fletcher	25,500	2.2%	$2.95	9/07/11	$122,700	$195,100

Donald C. Fletcher	16,830	1.5%	$3.17	12/06/11	$86,800	$138,300

Michele A. Clark	41,395	3.6%	$3.17	12/06/11	$213,600	$340,300

  Based upon options to purchase an aggregate of 1,137,140 shares of Common Stock granted in fiscal 2002.

  The exercise price was equal to 100% of the fair market value of the Common Stock at the date of grant as determined by the Compensation Committee at the time of grant.

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

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

  Options to purchase 430,838 share of the Common Stock were exercised by employees, including 272,600 by senior managers or officers, during fiscal 2002.

As indicated in the preceding section, the Company has never granted any stock appreciation rights.

  The following table shows the fiscal year-end option values for the Chief Executive Officer of the Company and the other named executive officers whose compensation for fiscal 2002 is reported in the Summary Compensation Table under this caption "Executive Compensation".

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options At Fiscal Year End ($) (1) Exercisable/Unexercisable

Linda H. Masterson	236,758	$ 975,443	81,707/245,625	$336,633/$1,011,975

Thomas J. Foley	35,842	$ 147,669	199,153/122,500	$820,510/$504,700

Donald C. Fletcher	-	$ -	54,642/72,688	$225,125/$299,473

Michele A. Clark	-	$ -	50,775/73,333	$209,192/$302,133

    The market value of the options on March 31, 2002 is based on the closing sale price of $4.12 per share on that date.

Other Compensation

The Company currently has no pension plan in effect and has in effect no restricted stock plan, no stock appreciation rights nor any other long-term incentive plan under which grants or allocations may be made in the fiscal 2002 or thereafter.

Compensation of Directors

  On January 21, 2000, the Board of Directors modified the compensation arrangements previously adopted on April 16, 1999 for outside directors. In consideration of the services to be performed as a director of the Company, each director:

    who is not an employee of the Company, or any subsidiary of the Company (if hereafter created), or who is not a consultant to the Company, or, when incorporated, any subsidiary of the Company, and who is not paid a fee on a monthly basis shall receive as compensation (1) an annual cash payment of $10,000, payable quarterly, but subject to retroactive pro rata adjustment in the fourth quarter if he or she fails to attend, or participate in, at least 75% of the directors' meetings held during the calendar year, and (2) a grant of an option pursuant to the 1997 Option Plan or, since June 16, 2000, a stock option pursuant to the 2000 Option Plan, depending on the then availability of shares under the respective Plan. Each grant shall be for the right to purchase 10,000 shares (previously 15,000 shares) of the Common Stock on an annual basis, except that in the first year as a director the grant is for 15,000 shares. Except for incumbent directors as of January 21, 2000, the initial grant shall be on the day of his or her first election as a director of the Company, whether by the Board or the stockholders, and thereafter on the anniversary day of such first election. The exercise price of each option or stock option shall be the Fair Market Value as determined pursuant to the 1997 Option Plan or the 2000 Option Plan on the respective date of the grant, or if not a business day, on the preceding day on which the Common Stock was traded. Each option will expire ten years from its date of grant and will become exercisable as to one quarter of the shares of the Common Stock on the first anniversary of the date of grant and 1/36th of the remaining shares of the Common Stock on the same date each month thereafter for a period of 36 months, with any odd amount being exercisable in the 36th month.

In addition, each director is entitled to receive annually (1) a fee of $2,000 for any Board Committee as to which he or she serves as the Chairperson and (2) a fee of $1,000 for each Board Committee on which he or she serves. The current Board Committees are the Audit Committee, the Compensation Committee and the Nomination Committee.

In lieu of receiving the cash payments described in the preceding two paragraphs, a director may elect, prior to the commencement of the calendar year, to receive, pursuant to either the 1997 Option Plan or the 2000 Option Plan, an option subject to the following terms and conditions: (1) the right to purchase that number of shares of the Common Stock which is the dividend of (a) the cash compensation otherwise payable to him or her for the year and (b) the value of having the right to purchase that number of shares over a ten-year period at the exercise price hereinafter set forth, the value to be determined in accordance with a customary formula; (2) an exercise price equal to 85% of the closing sales price of the Common Stock on the date of election to receive an option in lieu of cash; (3) the option becomes exercisable on January 1 of the following year and (4) an expiration date of ten years from the date of election. The number of shares is subject to the same retroactive pro rata adjustment as is the cash payment. Paul Sandler, a non-employee, non-consultant director, has made the election to receive an option in lieu of cash payments for 2002 and, accordingly, was granted an option expiring December 6, 2011 to purchase 4,380 shares at $2.64 per share.

  Peter S. Gold and Dr. Sandler, each a non-employee, non-consultant director, was granted as of April 16, 2001, an Option expiring April 15, 2011 under the 1997 Option Plan to purchase 10,000 shares at $4.09 per share. Charles J. Casamento and Stan Yakatan, each a non-employee, non-consultant director, was granted on June 16, 2001, an option expiring June 15, 2011 under the 2000 Option Plan to purchase 10,000 shares at $3.48 per share.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During fiscal 2002, Charles J. Casamento, Peter S. Gold and Paul Sandler served as members of the Board's Compensation Committee, with Dr. Sandler serving as Chairperson. None of the foregoing is, or ever was, an officer or employee of the Company. In addition, none of the foregoing had any relationship with the Company requiring disclosure under any paragraph of Item 404 of Regulation S-K under the Securities Act and Exchange Act. No executive officer of the Company serves on the compensation committee or board of directors of any other entity.

 Board Compensation Committee Report on Executive Compensation

  The Company's executive officer compensation program is administered and reviewed by the Compensation Committee of the Board of Directors consisting of directors (currently three) who are neither officers or employees of the Company and who have no other interlocks with the Company. The Compensation Committee currently consists of Messrs. Charles J. Casamento, Peter S. Gold and Paul Sandler, with Dr. Sandler serving as its Chairperson. Messrs. Gold and Sandler have continuously served as members since the Compensation Committee was created on December 5, 1997. Mr. Casamento was appointed to the Compensation Committee by the Board on June 16, 2000 when he was first elected as a director of the Company. Appointments to the Compensation Committee are reviewed on an annual basis.

 Policy and Mission

  The Compensation Committee has determined that the compensation program for the Company's executive officers should not only be adequate to attract, motivate and retain competent personnel, but should also - to the extent feasible - be related to the short-term and long-term objectives of the Company. Because the Company had continued to be a development stage company through most of the fiscal year ended March 31, 2002 ("fiscal 2002"), deriving no revenues from products or services until December 2001, the Compensation Committee has not been able to relate executive compensation to the financial performance of the Company in terms of an officer's contribution to profitability. Even with the beginning of revenues, the officers' projections do not anticipate a profit for the Company until five quarters after March 31, 2002, if not later.

  The Compensation Committee strongly believes that equity ownership by executive officers provides incentives to build stockholder value and aligns the interests of executive officers with those of the stockholders. The Committee provides such incentives through stock option grants and occasionally through grants of warrants. During the past years when cash was required to fund the Company's development program, the use of stock incentives was particularly important. This will continue to be an important consideration until the Company's cash flow from operations is positive, and profitability is attained, on a regular basis.

  In seeking to determine base salary and other compensation for executive officers, primarily its chief executive officer, the Compensation Committee has relied on data in surveys by Radford Associates relating to compensation paid in comparable companies. During the fiscal year ended March 31, 2000, the Company also relied on data furnished by an executive compensation expert. The Compensation Committee intends in the future to rely on independent surveys of compensation data.

  Although the Compensation Committee, prior to March 23, 2001, has not used performance goals as the basis for determining monetary compensation, it has used the achievement of operational objectives by the Company as the basis for determining the exercisablity of certain warrants and options. On March 23, 2001, the Compensation Committee adopted the LifePoint, Inc. Management Bonus Plan (the "Bonus Plan") pursuant to which officers can earn cash compensation equal to a percentage of their base salary based on the achievement of goals during the prior fiscal year, commencing with fiscal 2002. At least one of a participant's annual goals must relate to the Company's overall performance, while the others may relate to his or her area of specific responsibility. The Bonus Plan reserves the right of the Compensation Committee to defer payment of the cash bonuses if the members are concerned about the liquidity of the Company or any delay in its achieving profitability. The Compensation Committee, in adopting the Bonus Plan, believed that this new incentive was necessary for the attraction, motivation and retention of key personnel in view of what competitors offer. Although initially in adopting the Bonus Plan the Compensation Committee acted on projections that the Company would begin to have revenues at the end of the fiscal year ended March 31, 2001 ("fiscal 2001") and might achieve profitability in the quarter when the results for fiscal 2002 were reported, the Compensation Committee remains of the opinion that the Bonus Plan is necessary for competitive reasons even without achievement of the revenues and profitability when initially projected and that its reserve power will enable the Committee to protect stockholders' interests should the Company's financial position at the end of any fiscal year so require. The Compensation Committee has exercised its right to defer payment of bonuses for fiscal 2002 until the Committee is satisfied that revenues are being derived on a regular and satisfactory basis.

  The Compensation Committee, on the anniversary date of the initial grant, reviews the grants of options to optionees, including executive officers, in accordance with an approved formula for future grants and an evaluation of the optionee's performance in the prior year. Although the Compensation Committee receives a report as to any annual increases in an executive officer's base salary (the initial salary having been approved by the Board of Directors or the Compensation Committee), the Compensation Committee currently (under the Company's Grants of Authority) only approves increases raising an annual base salary to $150,000 or more. Currently, only the Chief Executive Officer and, effective September 14, 2002, the Senior Vice President, Research and Development requires approval of her or his salary. The Chief Executive Officer approves the increases for the other executive officers provided that the base salary, after the increase, is below $150,000.

  Because of the delay in bringing the Company's product to market, no employee in the Company has received a salary increase for 22 months. On June 14th, the Compensation Committee consented to management's recommendation that salary increases be implemented for all but executive officers. On that date, the Compensation Committee also approved increases for the executive officers which will not become effective until the aforementioned objective as to revenues is achieved. In addition, all employees had incurred a 15% pay cut for three months, while the senior management had incurred a 25% pay cut for six months. In lieu of authorizing a cash adjustment, the Compensation Committee granted a stock option to each employee (including senior management) for each dollar lost due to the salary reduction.

 Chief Executive Officer's Compensation in 2002

  As indicated above, the Compensation Committee has based its salary and option awards to the Chief Executive Officer based on its review of independent survey data for comparable companies and its evaluation of her performance, as well as taking into consideration the cash requirements of the Company. Despite the Committee's unanimous approval of her performance, the cash requirements led the Committee to setting on September 1, 2000 her cash compensation for fiscal 2001 in the 25% percentile rather than in a higher percentile to which their evaluation of her performance would have entitled her and to attempt, in lieu thereof, to be liberal in awarding her stock compensation. As indicated above, the fiscal 2001 compensation ($190,000 on an annualized basis) continued to be paid to her during fiscal 2002 and the first three months of the fiscal year ending March 31, 2003 ("fiscal 2003"). In determining on June 14, 2002 that her base salary should be increased to $207,500 for the balance of fiscal 2003 and until the Compensation Committee otherwise authorizes, the Compensation Committee made its determination on a similar basis as it previously did in 2000. As previously indicated, effectiveness of the increased salary rate has been deferred until achievement of the revenue objective. The Compensation Committee believes that, as the Company's revenues begin to grow and ultimately as profitability is achieved, the Chief Executive Officer's compensation will be evaluated on a basis more typical to chief executive officers in an operational company. The Compensation Committee has agreed to review the compensation issue later in fiscal 2003.

  The Chief Executive Officer has been granted warrants, participates in the option plans of the Company and participates in the Bonus Plan.

Other Officer's Compensation in 2002

As indicated above, the Compensation Committee has, in granting options to executive officers followed its previously approved guidelines. As also previously indicated, the Company's Grants of Authority have not required the Committee's approval of increases in annual base salary (subject to the $150,000 maximum) except as to one executive officer in addition to the Chief Executive Officer. Approval of initial base salary has been based on an evaluation of competitive salaries. All current executive officers have participated, commencing fiscal 2002, in the Bonus Plan.

 Board Action

  The directors who are not members of the Compensation Committee receive copies of minutes of the meetings of the Compensation Committee so that they are aware of its actions. The other Board member who is not an executive officer has not elected to have the Board reconsider any action of the Compensation Committee.

Submitted by the Compensation Committee on June 28, 2002.

Paul Sandler, Chairman

Charles J. Casamento

Peter S. Gold

Performance Graph

The following performance graph were prepared on the basis of a comparison with companies on The Nasdaq Stock Market because no comparable data was available with respect to companies on the AMEX on which the Common Stock is listed. Since its inception, the Company has not paid any dividends to the holders of the Common Stock.

Comparison of Five—Year Cumulative Total Returns
Performance Graph for
LifePoint, Inc.

Produced on 06/25/2002 including data to 03/28/2002

$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
04/19/2000
09/29/2000
03/30/2001
09/28/2001
03/28/2002
106.2
86.7
49.9

Legend

Symbol	CRSP Total Returns Index for:	04/2000	09/2000	03/2001	09/2001	03/2002
———— ■	LifePoint, Inc.	100.0	140.8	94.7	54.1	86.7
—— —— ★	Nasdaq Stock Market (US Companies)	100.0	99.2	49.6	40.5	49.9
— — — — ▲	NASDAQ Stocks (SIC 3840—3849 US + Foreign) Surgical, Medical, and Dental Instruments and Supplies	100.0	128.5	83.9	94.2	106.2

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year—end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 04/19/2000.

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

11457/80004000

©Copyright 2002

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth, as of June 30, 2002, certain information with respect to (1) any person known to us who or which beneficially owned more than 5% of the Common Stock, (2) each director of the Company, (3) the Chief Executive Officer and (3) all directors and executive officers as a group. Each beneficial owner who is a natural person has advised us that he or she has sole voting and investment power as to the shares of the Common Stock, except that, until a common stock purchase warrant or an option is exercised, or a share of preferred stock is converted, there is no voting right.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
General Conference Corporation of Seventh-day Adventists	7,547,504 (2)	21.2%
12501 Old Columbia Pike
Silver Spring, MD 20804-6600

Jonathan J. Pallin	2,740, 389 (3)	7.7%
722 Starlight Heights Drive
La Canada, CA 91011

Linda H. Masterson (4)	2,003,991 (5)	5.6%
1205 South Dupont Street
Ontario, CA 91761

Peter S. Gold (6)	921,961 (7)	2.6%
16027 Ventura Blvd., Suite 601
Encino, CA 91436

Paul Sandler (6)	478,509 (8)	1.3%
533 West Hatcher Road
Phoenix, Arizona 85021

Charles J. Casamento (6)	11,266 (9)	nil
99 Belbrook Way
Atherton, CA 94027

Stan Yakatan (6)	11,266 (9)	nil
635 Euclid Avenue, Unit 110
Miami Beach, FL 33139

All directors and executive	3,761,733 (10)	10.6%
Officers as a group (8 persons)

___________________

  The percentages computed in this column of the table are based upon 35,626,090 shares of the Common Stock which were outstanding on June 30, 2002. Effect is given, pursuant to Rule 13d-3(1)(i) under the Exchange Act, to shares issuable upon the exercise of common stock purchase warrants and options currently exercisable or exercisable within 60 days of March 31, 2002 and to the shares issuable upon the conversion of shares of the Company's Series C Preferred Stock, $.001 par value (the "Series C Preferred Stock"), all of which shares are currently convertible.

  The shares of the Common Stock reported in the table include (a) 240,000 shares issuable upon the exercise by this holder and its affiliate at $3.00 per share of a common stock purchase warrant expiring February 28, 2005; (b) 333,424 shares issuable upon the conversion of 28,571 shares of the Series C Preferred Stock; (c) 333,424 shares issuable upon the exercise as $3.00 per share of a common stock purchase warrant expiring June 19, 2006; (d) 500,000 shares issuable upon the exercise at $3.25 per share of a common stock purchase warrant expiring January 29, 2007; (e) 64,410 shares estimated to be issued upon the future redemptions of premium with respect to the 28,571 shares of the Series C Preferred Stock; and (f) 12,500 shares issued, and 5,000 shares estimated to be issued, as compensatory shares.

  The shares of the Common Stock reported in the table include an aggregate of 306,289 shares issuable upon the exercise at $.50 per share of four common stock purchase warrants expiring January 7, 2003.

  A director of the Company since May 31, 1996; effective August 1, 1996, its President; effective May 23, 1997, its Chief Executive Officer; and, effective June 16, 2000, its Chairman of the Board.

  The shares of the Common Stock reported in this table as being beneficially owned by Ms. Masterson are held, or, following exercise, will be held by Robert P. Masterson and Linda H. Masterson, Trustees of Masterson Family Trust, dated September 23, 2000 and include (a) 6,992 shares issuable upon the exercise at $.50 per share of an option expiring June 29, 2008; (b) 24,083 shares issuable upon the exercise at $1.67 per share of an option expiring October 9, 2009; (c) 55,750 shares issuable upon the exercise at $6.00 per share of an option expiring October 19, 2010 and (d) 22,840 shares issuable upon the exercise at $3.17 per share of an option expiring December 6, 2011.

  A director of the Company.

  The shares of the Common Stock reported in the table include (a) an aggregate of 200,000 shares issuable upon the exercise of two common stock purchase warrants expiring December 7, 2002, one for 100,000 shares exercisable at $.50 per share and the other exercisable at $1.00 per share; (b) 12,621 shares issuable upon the exercise at $1.81 per share of an option expiring April 15, 2009; (c) 5,918 shares issuable upon the exercise at $3.22 per share of an option expiring April 15, 2010; and (d) 3,422 shares issuable upon the exercise at $4.09 per share of an option expiring April 15, 2011.

  The shares of the Common Stock reported in the table include (a) 12,621 shares issuable upon the exercise at $1.81 per share of an option expiring April 15, 2009; (b) 5,918 shares issuable upon the exercise at $3.22 per share of an option expiring April 15, 2010; (c) 3,921 shares issuable upon the exercise at $2.55 per share of an option expiring January 20, 2010; (d) 3,422 shares issuable upon the exercise at $4.09 per share of an option expiring April 15, 2011; and (e) 3,183 shares issuable upon the exercise at $3.77 per share of an option expiring December 14, 2010. The shares reported in the table also include (w) 105,030 shares issuable upon the conversion of 9,000 shares of the Series C Preferred Stock and (x) 105,030 shares issuable upon the exercise at $3.00 per share of a common stock purchase warrant expiring September 27, 2006, both of which securities being held in the name of PMLDSS Ltd., a family partnership of which Dr. Sandler is the President of the corporate general partner and, accordingly, may be deemed the beneficial owner of such securities. The table also reflects as beneficially owned: (y) the Company's estimate as to an aggregate of 26,985 shares to be issued to PMLDSS Ltd. upon the future redemptions of premium with respect to the shares of the Series C Preferred Stock and (2) 6,300 shares issued, and 1,575 shares estimated to be issued, to PMLDSS Ltd. as compensatory shares.

  The shares of the Common Stock reported reflected in the table reflect (a) 8,253 shares issuable upon the exercise at $6.56 per share of an option expiring June 15, 2010 and (b) 3,013 shares issuable upon the exercise at $3.48 per share of an option expiring June 15, 2011.

  The shares of the Common Stock reported in the table include (a) those issuable upon the exercise of the common stock purchase warrants and the options described in Notes (5), (7), (8) and (9) to the table; (b) an aggregate of 145,008 shares issuable to an executive officer upon his exercise at $.50 per share of two options expiring March 19, 2008 and one option expiring June 30, 2008; (c) 22,042 shares issuable to the same executive officer upon his exercise at $1.67 per share of an option expiring October 9, 2009; (d) 27,875 shares issuable to the same executive officer upon his exercise at $6.00 per share of an option expiring October 19, 2010; (e) 17,895 shares issuable to the same executive officer upon his exercise at $3.17 per share of an option expiring December 6, 2011; (f) 22,312 shares issuable to another executive officer upon her exercise at $1.81 per share of an option expiring April 15, 2009; (g) 22,277 shares issuable to the same executive officer upon her exercise at $1.87 per share of an option expiring November 16, 2009; (h) 6,392 shares issuable to the same executive officer upon her exercise at $4.35 per share of an option expiring December 14, 2010; (i) 11,395 shares issuable to the same executive officer upon his exercise at $3.17 per share of an option expiring December 6, 2011; (j) an aggregate of 42,714 shares issuable to a third executive officer upon his exercise at $4.81 per share of three options expiring August 24, 2010; and (k) 16,830 shares issuable to the same executive officer upon his exercise at $3.17 per share of an option expiring December 6, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants and rights )

Equity compensation plans approved by stockholders	2,155,326	$ 3.26	1,009,023

Equity compensation plans not approved by stockholders	2,673,545	$ 2.34	-

Total	4,828,871	$ 2.75	1,009,023

The plans not approved by stockholders include the following:

  A common stock purchase warrant expiring March 19, 2003 to purchase 5,000 shares at $0.50 per share.

  Common stock purchase warrants expiring April 7, 2003 held by five holders to purchase an aggregate of 7,040 shares at $1.00 per share issued in connection with an investor relations consulting agreement.

  A common stock purchase warrant expiring November 30, 2003 to purchase 124,890 shares at $1.15 per share issued in connection with a consulting agreement to secure product strategic partners for the Company.

  A common stock purchase warrant expiring April 15, 2004 to purchase 30,000 shares at $1.97 per share issued in connection with a consulting agreement for public relations services.

  Two common stock purchase warrants, one expiring December 31, 2005 and the other October 9, 2006, each to purchase 500,000 shares or an aggregate of 1,000,000 shares, at $1.72 per share, each becoming exercisable only upon the achievement by the Company of a specified performance goal. The warrants were granted to Linda H. Masterson, the Chairman of the Board, the President, the Chief Executive Officer and a director of the Company.

  Two common stock purchase warrants, one expiring December 31, 2006 and the other March 31, 2007, each to purchase 250,000 shares, or an aggregate of 500,000 shares, at $1.72 per share, each becoming exercisable only upon the achievement by the Company of a specified performance goal. The warrants were granted to Thomas J. Foley, Senior Vice President, Research and Development of the Company.

  A common stock purchase warrant expiring August 25, 2005 to purchase 44,025 shares at $4.77 per share issued in connection with a commercial leasing agreement.

  A common stock purchase warrant expiring September 6, 2006 to purchase 250,000 shares at $4.17 per share issued in connection with a consulting agreement to secure product strategic partners for the Company.

  Common stock purchase warrants expiring August 8, 2006 held by 11 holders to purchase an aggregate of 150,000 shares at $3.50 per share issued in connection with a consulting agreement for investor relations and financial services.

  A common stock purchase warrant expiring January 29, 2007 to purchase 500,000 shares at $3.25 per share issued in connection with a short-term financing arrangement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 7, 2001, pursuant to its policy of making annual reviews of each optionee, the Compensation Committee granted, pursuant to the 2000 Option Plan, stock options expiring September 5, 2011 exercisable at $2.95 per share to Donald C. Fletcher, Vice President, Operations of the Company, to purchase 25,500 shares of the Common Stock. On December 7, 2001 the Compensation Committee also granted options expiring December 6, 2011 exercisable at $3.17 per share to: Linda H. Masterson, Chairman of the Board, President, Chief Executive Officer and director, to purchase 142,840 shares of the Common Stock; Thomas J. Foley, Senior Vice President, Research and Development, to purchase 77,895 shares of the Common Stock; Mr. Fletcher to purchase 16,830 shares of the Common Stock and to Michele A. Clark, Controller and Chief Accounting Officer, to purchase 41,395 shares of the Common Stock. These options become exercisable in accordance with the terms of the 2000 Option Plan (see "Executive Compensation-Option/SAR Grants in the Last Fiscal Year" elsewhere in this Report).

On March 6, 2000 and June 16, 2000, the Compensation Committee authorized that executive officers who are optionees under the 1997 Stock Option Plan and the 2000 Option Plan, respectively, or who hold common stock purchase warrants may exercise an option or a warrant by delivering a promissory note (the "Note") to the order of the Company providing as follows: (1) principal and interest on the Note shall become due and payable on the earlier to occur of (a) the first business day which is 18 months after the date of the Note (which date of the Note shall be the date of exercise of the option or warrant) or (b) the shares of the Common Stock securing the Note are sold; (2) payments of principal and interest shall be secured by a pledge of the shares issued upon the exercise of the option or warrant; (3) the principal due under the Note shall bear interest at the rate equal to the amount required to be charged under the Code, at the date of the Note, so that the interest will not be deemed to be "below market" under Section 7872 of the Code; (4) the Note may be prepaid at any time without penalty provided that the net proceeds from any sale of the shares of the Common Stock so pledged shall be applied as a prepayment; and (5) the Note shall become due and payable in the event of an Event of Default (as defined in the Note) which shall occur (a) on the executive officer's failure to pay principal and interest when due, which default is not cured within 30 days, (b) if a bankruptcy or similar petition is filed against the executive officer and not discharged within 60 days, (c) if the executive officer seeks relief under Title 11 of the United States Code or similar statute or (e) when the executive officer is unable to pay his or debts as they mature; provided that this method of exercise may be used by an officer only two times in any fiscal year. The Transfer Agent for the Common Stock is directed to deliver the certificates evidencing the shares of the Common Stock issued upon exercise to Robert W. Berend, the Secretary of the Company and a partner of Wachtel & Masyr, LLP, general counsel to the Company, to be held as security for the Company's loan. In authorizing this procedure to exercise, the Compensation Committee noted that, if an executive officer was required to sell his or her shares received upon exercise to meet tax or other obligations, he or she could subject himself or herself to "short swing" liability under Section 16(b) of the Exchange Act or violate some "lock-up" provision a future underwriter may impose on directors and officers of the Company and that permitting this method of exercise might ease problems under Section 422(d) of the Code relating to incentive stock options which first become exercisable in a year with a value in excess of $100,000 having the excess shares losing their incentive stock option treatment under the Code, thereby subjecting the executive officer to immediate tax liability. The Compensation Committee also noted that this type of exercise was permitted to optionees in other public companies.

  As a result of the procedure described in the preceding paragraph, the following Notes were outstanding as of March 31, 2002, bearing interest rates of 6% from Ms. Masterson and 9% from Mr. Smith:

Name of Executive Officer/Sr Staff	Principal Amount of Note	Number of Shares	Due Date of Note
Linda H. Masterson	$860,000	500,000[1]	8/27/03
Linda H. Masterson	$37,500	75,000[2]	8/27/03
David J. Smith	$15,000	30,000[3]	3/13/03

    500,000 of these shares were issued upon the exercise of a Common Stock purchase warrant and also secure this loan.

    75,000 of these shares were issued upon the exercise of an option and also secure this loan.

    30,000 of these shares were issued upon the exercise of an option and also secure this loan.

On December 15, 2000, the Board of Directors authorized that an executive officer who has, or will in the future execute, a Note in payment of the exercise price for an option or warrant may, at his or her election, surrender to the Company shares of the Common Stock issued upon exercise to payoff the Note. Number of shares surrendered is determined by taking the total principal on the Note plus all accrued interest and dividing it by the Fair Market Value (as defined in the 2000 Option Plan) on the date of surrender. On February 25, 2002 the following Officers surrendered shares to payoff Notes due to the Company:

Name of Executive Officer	Principal Amount of Note	Interest Rate	Interest Paid on Note	Total Paid Against Note	Number of Shares Surrendered

Linda H. Masterson	$ 1,016,875	8%	$ 169,505	$ 1,186,380	227,276
Linda H. Masterson	$ 922,600	9%	$ 102,826	$ 1,025,426	196,442
Linda H. Masterson	$ 118,904	7%	$ 1,893	$ 120,797	23,141
Thomas J. Foley	$ 30,200	9%	$ 4,125	$ 34,325	6,576
Thomas J. Foley	$ 42,784	8%	$ 2,663	$ 45,447	8,706
Michele A. Clark	$ 24,435	9%	$ 3,543	$ 27,978	5,360
Michele A. Clark	$ 34,754	9%	$ 3,899	$ 38,654	7,405

Employment and Severance Agreements

  There are no employment agreements currently in effect in the Company.

  Pursuant to a Severance Agreement dated as of October 27, 1997 (the "Masterson Severance Agreement") between the Company and Linda H. Masterson, in the event that Ms. Masterson is terminated without cause (as defined in the Masterson Severance Agreement), she will be paid severance pay in a lump sum amount equal to her annual base salary that would have been paid to her had she not been terminated during the period between the date of termination and October 27, 2001. On August 1, 2001 the Board of Directors extended Ms. Masterson's Severance Agreement for five years.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

The LifePoint financial statements appear in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

Page

Report of Independent Auditors F-1

Balance Sheets as of March 31, 2002 and 2001 F-2

Statements of Operations for the years ended

March 31, 2002, 2001, and 2000 F-3

Statements of Stockholders' Equity for the period

from March 31, 1999 to March 31, 2002 F-4

Statements of Cash Flows for the years ended

March 31, 2002, 2001 and 2000 F-5

Notes to Financial Statements F-8

(2) Financial Statement Schedules

Financial Statement Schedules are omitted as they are not required, are inapplicable, or the information is included in the financial statement or notes thereon.

(b) Reports on Form 8-K

The following Report on Form 8-K was filed during the last quarter of the period covered by this Form 10-K Report.

On February 25, 2002, the Company filed an 8-K Report with the SEC reporting that Quest Diagnostics will perform confirmation testing on saliva samples when requested by some of the LifePoint IMPACT Test System customers.

(c) Exhibits

  All of the following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement filed under the Securities Act or a periodic report filed by LifePoint or Substance Abuse Technologies, Inc. ("SAT") pursuant to Section 13 or 15(d) of the Exchange Act. If no footnote reference is made, the exhibit is filed with this Report.
Exhibit Number	Exhibit Title
3(a)	Copy of Restated Certificate of Incorporation as filed in Delaware on April 29, 1999.(1)
3(a)(1)	Copy of Certificate of Amendment to the Certificate of Incorporation as filed in Delaware on September 1, 2000.(2)
3(a)(2)	Copy of Restated Certificate of Incorporation as filed in Delaware on September 1, 2000(2)
3(a)(3)	Copy of Certificate of Designations as filed in Delaware on March 30, 2001.(3)
3(a)(4)	Copy of Certificate of Designations as filed in Delaware on June 20, 2001.(3)
3(a)(4)	Copy of Restated Certificate of Incorporation as filed in Delaware on January 28, 2002(4).
3(b)	Copy of By-Laws of LifePoint as adopted on February 26, 1999.(1)
3(b)(1)	Copy of By-Laws of LifePoint as effective on September 1, 2000 superseding those filed as Exhibit 3(b) hereto.(2)
10(a)	Copy of License Agreement dated January 24, 1992 by and between the United States Navy (the "USN") and SAT. (Confidential Treatment Requested for Exhibit.)(5)
10(a)(1)	Copy of Amendment dated March 15, 1994 to License Agreement filed as Exhibit 10(a) hereto.(6)
10(a)(2)	Copy of Amendment dated June 16, 1995 to License Agreement filed as Exhibit 10(a) hereto.(6)
10(a)(3)	Copy of Letter dated May 15, 1995 from the USN to SAT.(6)
10(a)(4)	Copy of Fifth Modification dated November 12, 1997 to License Agreement filed as Exhibit 10(a) hereto.(7)
10(a)(5)	Copy of Partially Exclusive License dated March 12, 1999 between LifePoint and the United States of America as represented by the Secretary of the Navy.(1)
10(b)	Copy of Assignment dated as of January 1, 1993 between LifePoint and SAT of Licensing Agreement filed as Exhibit 10(a) hereto.(5)
10(b)(1)	Copy of Amended Sublicense Agreement dated September 23, 1993 superseding the Assignment filed as Exhibit 10(b) hereto.(6)
10(b)(2)	Copy of Approval dated September 24, 1993 by the USN of Amended Sublicense Agreement filed as Exhibit 10(b) hereto.(6)
10(c)	Copy of Cooperative Research Agreement (the "CRDA Agreement") dated April 16, 1992 by and between Naval Research Laboratory Section, United States Department of the Navy, and SAT.(5)
10(d)	Copy of Lease expiring January 31, 1997 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT as Tenant.(8)
10(d)(1)	Copy of Lease Modification Agreement to Lease filed as Exhibit 10(d) hereto.(9)
10(d)(2)	Copy of Sub-Lease Agreement dated as of January 1, 1993 by and between SAT as sub-landlord and LifePoint as subtenant.(5)
10(d)(3)	Copy of Third Amendment dated January 2, 1997 to Lease filed as Exhibit 10(e) hereto.(10)
10(d)(4)	Copy of Fourth Amendment dated November 3, 1997 to Lease filed as Exhibit 10(e) hereto.(7)
10(d)(5)	Copy of Fifth Amendment dated August 18, 1998 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant.(11)
10(d)(6)	Copy of Sixth Amendment dated March 31, 1999 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant. (1)
10(d)(7)	Copy of Seventh Amendment dated December 18, 2000 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant.(12)
10(e)	Copy of LifePoint's 1997 Stock Option Plan.(7)
10(e)(1)	Form of Stock Option Agreement used under Plan filed as Exhibit 10(e).(7)
10(e)(2)	Copy of LifePoint's 2000 Stock Option Plan.(12)
10(e)(3)	Forms of Stock Option Agreement used under Plan filed as Exhibit 10(e)(2).(13)
10(f)	Copy of Severance Agreement dated as of October 27, 1997 between LifePoint and Linda H. Masterson.(7)
10(g)	Copy of Agreement dated December 1, 1998 between Burrill and Company and LifePoint.(11)
10(h)	Commercial Pledge and Security Agreement dated June 2, 1999 between LifePoint and City National Bank.(13)
10(i)	Lease Agreement dated July 14, 1999 between LifePoint and FirstCorp.(13)
10(j)	Copy of Lease expiring July 31, 2005 by and between Slater Properties as landlord and LifePoint as Tenant.(13)
10(k)	Lease Agreement dated August 28, 2000 between LifePoint and Finova Capital Corporation.(14)
10(l)	Copy of Exclusive Distribution Agreement between LifePoint, Inc and CMI, Inc.(15)
23	Consent of Ernst & Young LLP.

__________________

(1) Filed as an exhibit to LifePoint's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by this reference.

(2) Filed as an exhibit to LifePoint's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by this reference.

(3) Filed as an exhibit to LifePoint's Annual Report on Form 10-K for the year ended March 31, 2001 and incorporated herein by this reference.

(4) Filed as an exhibit to LifePoint's Registration Statement on Form S-3, File No. 333-74172, and incorporated herein by this reference.

(5) Filed as an exhibit to LifePoint's Registration Statement on Form SB-2, File No. 33-61786, and incorporated herein by this reference.

(6) Filed as an exhibit to LifePoint's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

(7) Filed as an exhibit to LifePoint's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by this reference.

(8) Filed as an exhibit to SAT's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by this reference.

(9) Filed as an exhibit to LifePoint's Quarterly Report on Form 10-K for the quarter ended September 30, 1997 and incorporated herein by this reference.

(10) Filed as an exhibit to SAT's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by this reference.

(11) Filed as an exhibit to LifePoint's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by this reference.

(12) Filed as an exhibit to LifePoint's proxy statement dated July 26, 2000 and filed on July 31, 2000 and incorporated herein by this reference.

(13) Filed as exhibits to LifePoint's Registration Statement on Form S-8, File No. 333-50910, and incorporated herein by this reference.

(14) Filed as an exhibit to LifePoint's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by this reference.

(15) Filed as an exhibit to LifePoint's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 12, 2002.

LIFEPOINT, INC.

(Registrant)

By: /s/ Linda H. Masterson

Linda H. Masterson

President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on July 12, 2002.

Signature Title

/s/ Linda H. Masterson Principal Executive Officer and a Director

Linda H. Masterson

/s/ Linda H. Masterson Acting Principal Financial Officer

Linda H. Masterson

/s/ Michele A. Clark Principal Accounting Officer

Michele A. Clark

/s/ Charles J. Casamento Director

Charles Casamento

/s/ Peter S. Gold Director

Peter S. Gold

/s/ Paul Sandler Director

Paul Sandler

/s/ Stanley Yakatan Director

Stanley Yakatan

Report of Independent Auditors

The Board of Directors

LifePoint, Inc.

We have audited the accompanying balance sheets of LifePoint, Inc. (the Company) as of March 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifePoint, Inc. at March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Orange County, California

June 27, 2002

LIFEPOINT, INC.

BALANCE SHEETS

March 31,

2002 2001

ASSETS

Current assets:
Cash and cash equivalents	$ 2,985,364	$ 6,227,894
Accounts receivable, net of allowance of $70,000 and $0 for 2002 and 2001, respectively	68,987	-
Inventory, net of reserve of $350,000 and $0 for 2002 and 2001, respectively	1,394,393	154,406
Prepaid expenses and other current assets	202,313	226,463
Total current assets	4,651,057	6,608,763
Property and equipment, net	2,322,513	2,110,612
Patents and other assets, net	605,676	346,755
	$ 7,579,246	$ 9,066,130

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 1,611,144	$ 721,332
Accrued expenses	960,595	439,455
Capital lease, short-term	475,338	573,671
Total current liabilities	3,047,077	1,734,458
Capital lease, long-term	320,271	641,560
	3,367,348	2,376,018
Commitments and contingencies (Note 7)
Stockholders' equity:
Series B 20% Cumulative Convertible Preferred Stock, $.001
par value, 600,000 shares authorized, no shares
outstanding at March 31, 2002 and 75,000 shares
outstanding at March 31, 2001	-	75
Series C 10% Cumulative Convertible Preferred Stock, $.001
par value, 600,000 shares authorized, 393,916 and 0 shares
outstanding at March 31, 2002 and 2001, respectively	394	-
Common Stock, $.001 par value; 75,000,000 shares
authorized, 32,532,018 and 31,516,927 shares issued and
outstanding at March 31, 2002 and 2001, respectively	32,532	31,517
Additional paid-in capital	44,730,409	34,733,520
Notes receivable-officers	(912,500)	(2,028,864)
Retained deficit	(39,638,937)	(26,046,136)
Total stockholders' equity	4,211,898	6,690,112
	$ 7,579,246	$ 9,066,130

See Accompanying Notes.

LIFEPOINT, INC.

STATEMENTS OF OPERATIONS

	Years ended March 31,
	2002	2001	2000

Revenues	$ 135,980	$ -	$ -
Costs and expenses:
Cost of sales	623,242	-	-
Selling, general and administrative
expenses	4,364,185	2,151,985	1,517,776
Research and development	7,410,899	5,180,230	2,448,484
Depreciation and amortization	521,501	255,435	99,693
Total costs and expenses	12,919,827	7,587,650	4,065,953
Loss from operations	(12,783,847)	(7,587,650)	(4,065,953)
Other income:
Interest income, net	186,883	425,121	116,169

Net loss	(12,596,964)	(7,162,529)	(3,949,784)
Less dividend on preferred stock	995,837	-	547,246

Loss applicable to common stockholders	$(13,592,801)	$(7,162,529)	$ (4,497,030)

Loss applicable to common stockholders per common share:
Weighted average common shares
Outstanding - basic and assuming dilution	31,747,342	30,491,519	15,251,400
Net loss per share applicable to common stockholder	$ (0.43)	$ (0.23)	$ (0.29)

Net loss per common share
Weighted average common shares
Outstanding - basic and assuming dilution	31,747,342	30,491,519	15,251,400
Net loss per common share	$ (0.40)	$ (0.23)	$ (0.26)

See Accompanying Notes.

LIFEPOINT, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Period March 31, 1999 to March 31, 2002

	Common Stock	Preferred Stock	Additional Paid In Capital	Retained Deficit	Notes to Officers	Total
Balance at March 31, 1999	$ 12,665	$ 558	$ 18,791,442	$ (14,375,981)	$ -	$ 4,428,684
Conversion of 557,725 shares of preferred stock	11,154	(558)	-	(10,597)	-	-
Dividend on conversion of preferred stock	123	-	547,123	(547,246)	-	-
Exercise of 143,254 stock options	144	-	71,483	-	(56,875)	14,752
Exercise of 1,083,000 Warrants	1,083	-	1,163,017	-	(1,060,000)	104,100
Sale of 4,600,000 shares of common stock through private placement offering, net of offering costs of $623,080	4,600	-	8,572,320	-	-	8,576,920
Net loss for the year ended March 31, 2000	-	-	-	(3,949,784)	-	(3,949,784)
Balance at March 31, 2000	$ 29,769	$ -	$ 29,145,385	$ (18,883,607)	$ (1,116,875)	$ 9,174,672
Cashless payment on officer note	(18)	-	(106,974)	-	100,000	(6,992)
Exercise of 220,527 stock options	221	-	265,914	-	(151,989)	114,146
Exercise of 1,545,095 Warrants	1,545	-	2,429,270	-	(860,000)	1,570,815
Sale of 75,000 shares of preferred stock through private placement offering	-	75	2,999,925	-	-	3,000,000
Net loss for the year ended March 31, 2001	-	-	-	$ (7,162,529)	-	(7,162,529)
Balance at March 31, 2001	$ 31,517	$ 75	$ 34,733,520	$ (26,046,136)	$ (2,028,864)	$ 6,690,112
Cashless payment on officer notes	(475)	-	(2,478,533)	-	2,190,552	(288,456)
Exercise of 430,838 stock options	431	-	443,638	-	(214,188)	229,881
Variable option expense	-	-	30,655	-	-	30,655
Exercise of 743,460 warrants	743	-	1,443,092	-	(860,000)	583,835
Cancellation of 75,000 shares of Series B preferred stock	-	(75)	(2,999,925)	-	-	(3,000,000)
Sale of 393,916 shares of Series C preferred stock through private placement offering, net of offering costs of $1,258,955	-	394	12,527,711	-	-	12,528,105
Common stock issued as payment for interest on Series C preferred stock	12	-	34,718	-	-	34,730
Dividend on Series C preferred stock	304	-	995,533	(995,837)	-	-
Net loss for the year ended March 31, 2002	-	-	-	$(12,596,964)	-	(12,596,964)
Balance at March 31, 2002	$ 32,532	$ 394	$44,730,409	$(39,638,937)	$912,500)	$4,211,898

See Accompanying Notes.

LIFEPOINT, INC.

STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2002	2001	2000

Operating Activities
Net loss	$(12,596,964)	$ (7,162,529)	$ (3,949,784)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	521,501	255,435	99,693
Accounts Receivable, Allowance	70,000	-	-
Inventory Reserve	350,000	-	-
Variable option expense	30,655	-	-
Changes in operating assets and
liabilities:
Accounts receivable	(138,987)	-	-
Inventory	(1,589,987)	-	-
Prepaid expenses and other
current assets	24,150	(278,236)	(66,751)
Other assets	(104,784)	(220,466)	(10,555)
Accounts payable	889,812	446,430	43,638
Accrued expenses	521,140	6,982	27,021
Net cash used by operating activities	(12,023,464)	(6,952,384)	(3,856,738)
Investing Activities
Purchases of property and equipment	(727,922)	(709,813)	(90,825)
Additional patent costs	(159,617)	(36,698)	(13,893)
Net cash used by investing activities	(887,539)	(746,511)	(104,718)
Financing Activities
Sales of common stock	-	-	9,200,000
Expenses of common stock offering	-	-	(604,706)
Sales of preferred stock	13,787,060	3,000,000	-
Cancellation of Series B preferred stock	(3,000,000)	-	-
Expenses of preferred stock offering	(1,258,955)	-	(18,374)
Interest paid in the form of common stock to Series C stockholders	34,730	-	-
Exercise of stock options	229,881	114,146	14,752
Exercise of warrants	583,835	1,570,815	104,100
Payments on notes receivable by officers	(288,456)	-	-
Proceeds of capital leases	-	-	(47,124)
Payments of capital leases	(419,622)	(241,796)	-
Proceeds of note payable	1,500,000	-	-
Payments of note payable	(1,500,000)	-	-
Net cash provided by financing activities	9,668,473	4,443,165	8,648,648
Increase (decrease) in cash and cash
equivalents	(3,242,530)	(3,255,730)	4,687,192
Cash and cash equivalents at beginning
of period	6,227,894	9,483,624	4,796,432
Cash and cash equivalents at end of period	$ 2,985,364	$ 6,227,894	$ 9,483,624

See Accompanying Notes.

LIFEPOINT, INC.

STATEMENTS OF CASH FLOWS

(Continued)

Years Ended March 31,

	2002	2001	2000

Supplemental Disclosure of
Cash Information:
Cash paid for interest	$ 168,142	$ 78,447	$ 27,514
Noncash financing activities:
Value of common stock issued and
additional paid-in capital issued as
dividends on preferred stock	$ 995,837	$ -	$ 547,246
Value of preferred stock converted to
common stock	$ -	$ -	$ 11,154
Value of common stock warrants converted
to common stock in exchange for note	$ 860,000	$ 860,000	$ 1,060,000
Value of common stock options converted
to common stock in exchange for note	$ 214,188	$ 151,989	$ 56,875
Value of common stock surrendered as
payment on note	$ 2,479,008	$ 106,992	$ -

 See Accompanying Notes.

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Business

LifePoint, Inc. ("LifePoint" or the "Company") has developed, manufactures and markets the IMPACT Test System - a rapid diagnostic testing and screening device for use in the workplace, home health care, ambulances, pharmacies and law enforcement. LifePoint was incorporated on October 8, 1992 under the laws of the State of Delaware as a wholly-owned subsidiary of Substance Abuse Technologies, Inc. ("SAT"). On October 29, 1997, SAT sold its controlling stockholder interest in the Company and, on February 25, 1998, the Company's name was changed to "LifePoint, Inc." Prior to the year ending March 31, 2002, and since its inception, the Company was in the development stage.

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

Patents

The cost of patents is being amortized over the expected useful life of 17 years using the straight-line method. At March 31, 2002, 2001 and 2000, accumulated amortization of patents was approximately $22,000 $17,000 and $12,000, respectively. Additional patent costs incurred for the years ended March 31, 2002, 2001, and 2000 were approximately $160,000, $37,000 and $14,000, respectively. The additional patent and trademark costs are related to the granting of US Patents and to the granting of trademark rights for "LifePoint", "IMPACT" and "ARIS" in the United States, Europe, Australia and Japan.

Research and Development Costs

Research and development costs are expensed as incurred.

Reclassification

Certain amounts have been reclassified to conform to the current year financial statement presentation.

Inventories

Inventories are priced at the lower of cost or market using the first-in, first-out (FIFO) method.

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

Allowance for Doubtful Accounts

As of March 31, 2002 and 2001, the Company recorded a $70,000 and $0 allowance for doubtful accounts, respectively.  As of March 31, 2001, the Company had no accounts receivable and therefore no reserve was deemed necessary.

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

Net Loss per Common Share

Net loss per common share is based upon the weighted average number of common shares outstanding during the periods reported. Common stock equivalents have not been included in this calculation because their inclusion would be anti-dilutive

Income Taxes

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

Notes Receivable- Officers

Officer notes receivable represent notes issued to the Company by certain members of management in exchange for shares of the Company's Common Stock, $.001 par value (the "Common Stock"). These notes are secured by the underlying shares of the Common Stock, currently bear interest at 6% and are payable by August 27, 2003. At March 31, 2002, and 2001, officer notes receivable totaled approximately $912,500, and $2,029,000, respectively, and are included as contra-equity in the accompanying Statements of Stockholders' Equity.

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

2. CONTINUING OPERATIONS

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

In June 2001, the Company closed an initial round of a private placement and, in September 2001, closed the final round of the private placement. The Company realized $13,787,000 in gross proceeds (less $1,258,955 in expenses related to the private placement) from the sale of 393.916 Units. Each Unit consisted of 1,000 shares of the Series C Preferred Stock and a common stock purchase warrant to purchase 10,000 shares of the Common Stock. The Company had previously realized $3,000,000 in gross proceeds from the sale of 75,000 shares of the then designated Series B Preferred Stock. However, the $3,000,000 purchase price for these shares was applied to purchase Units of the Series C Preferred Stock and the shares of the Series B Preferred Stock were cancelled and the related common stock purchase warrants surrendered.

On April 2, 2002, the Company sold 272 units, at $37,500 per unit, to eight accredited investors. Each unit consisted of 10,000 shares of the Common Stock and a common stock purchase warrant expiring April 1, 2007 to purchase 2,000 shares of the Common Stock at $4.50 per share. The Company realized $10,200,000 in gross proceeds (less $645,938 in expenses related to the private placement) from the private placement. The Company has closed this offering and no further units will be offered. See Note 9 - Subsequent Events.

The Company has entered into a strategic partnering agreement with CMI, Inc. ("CMI") to distribute the Company's products exclusively to the law enforcement market. In its initial forecast to LifePoint, CMI estimated that it would make payment of approximately $5 million to LifePoint over a two and one-half year period. Fees will be calculated and paid in accordance with the confidential terms of the agreement. There are no conditions for the Company to meet other than the delivery of product to receive the fees. CMI has minimum, confidential, sales requirements for the three-year term of the contract in order to retain the exclusive marketing rights. Additionally, the Company continues to pursue additional strategic partnering for other markets. However, there can be no assurance when and if such arrangement will be made.

Management believes that, with the net proceeds from the private placement complemented with a portion of the strategic partnering fees described in the preceding paragraph and the proceeds from standard banking lines of credit and/or commercial equipment leasing lines which the Company is currently negotiating, the Company has sufficient funds to reach profitability, expected to occur five quarters post product introduction or the quarter ended June 30, 2003. There can be no assurance that management's estimate as to costs and timing will be correct. Any further delays in achieving its operations goals may further increase the Company's costs.

3. INVENTORY

Inventory is summarized as follows:

	March 31,	March 31,
	2002	2001
Raw Materials	$ 940,959	$154,406
Work in Process	803,434	-
	1,744,393	154,406
Less: Reserve for impairment	350,000	-
	$1,394,393	$154,406

4. PROPERTY AND EQUIPMENT

Fixed asset capital lease additions for the years ended March 31, 2002 and 2001, equals $0 and $727,900, respectively. Property and equipment is summarized as follows:

	Estimated	March 31,	March 31,
	Useful Life	2002	2001
Furniture and Fixtures	3 - 7 years	$2,183,102	$1,483,892
Test Equipment	5 - 7 years	425,768	425,768
Leasehold Improvements	3 - 5 years	1,353,052	1,324,340
		3,961,922	3,234,000
Less: Accumulated Depreciation		1,639,409	1,123,388
		$2,322,513	$2,110,612

5. STOCKHOLDERS' EQUITY

Series A Preferred Stock

On January 21, 1999, the Company sold 600,000 shares of the Company's Series A 10% Cumulative Convertible Preferred Stock, $.001 par value (the "Series A Preferred Stock"), pursuant to a third private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Each share was entitled to one vote and was convertible into 20 shares of the Company's Common Stock. Dividends were cumulative and payable semi-annually at a rate of $1.00 per share. The dividends were payable in cash or shares of Common Stock. The Series A Preferred Stock had preference in liquidation over all other forms of capital stock of the Company. The Company, at its option, could redeem the outstanding shares of Series A Preferred Stock any time on or after July 1, 1999 at a redemption price of $10.00 per share, plus all accrued but unpaid dividends to the date of the redemption. If the Average Market Value of the Company's Common Stock, as defined in the agreement, was $4.00 or more per share for a period of 30 days, the outstanding shares of Series A Preferred Stock would be converted into shares of Common Stock at the rate of 20 shares of the Common Stock for every share of Series A Preferred Stock. On March 4, 2000, because the Average Market Price of the Common Stock for a 30-day period was $4.00 or more, the Company, by notice to the holders, converted all of the then outstanding shares of the Series A Preferred Stock into 11,154,500 shares of the Common Stock as of March 24, 2000. At the time of the conversion, the Company issued approximately 123,000 shares of Common Stock to the holders of the Series A Preferred Stock as payment for all accrued and unpaid dividends.

Series B Preferred Stock

On March 29, 2001, the Company sold an aggregate of 75,000 shares of the Company's Series B 20% Cumulative Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock). Each share was entitled to one vote and was convertible into 10 shares of the Company's Common Stock. Dividends were cumulative and payable annually at a rate of $.20 per share in year one, $.24 per share in year two, $.288 per share in year 3 and $2.40 per share thereafter. The dividends were payable in shares of Series B Preferred Stock for the first 3 years after the date of original issuance and in shares of the Common Stock thereafter. The Series B Preferred Stock had preference in liquidation over all other forms of capital stock of the Company at a rate of $40 per share plus all accrued and unpaid dividends. If at any time after 18 months from the date of issuance, the Average Market Value of the Company's Common Stock, as defined in the agreement, was $8.00 or more per share for a period of 30 days, or if at any time after two years from the date of issuance the Market Value of the Company's Common Stock, as defined in the agreement, was $5.00 or more, the outstanding shares of Series B Preferred Stock would be converted into shares of Common Stock at the rate of 10 shares of the Common Stock for every share of Series B Preferred Stock. If certain events occur, as defined in the agreement, any accrued and unpaid dividends were to be paid in shares of the Common Stock at the rate of $8.00 per share in the first year after issuance, $9.60 per share in the second year, $11.52 per share in the third year and at $2.40 per year thereafter.

Each holder of the Series B Preferred Stock was granted a common stock purchase warrant expiring March 28, 2006 to purchase 75,000 shares of the Common Stock at a price of $5.60 per share. No value was assigned to the warrants, as the resulting Black Scholes value was $3.04 for the underlying shares of our common stock. As of June 29, 2001, all shares of the Series B Preferred Stock were converted into Series C Preferred Stock and the common stock purchase warrants were replaced with new common stock purchase warrants.

Series C Preferred Stock

On June 20, 2001, the Company sold, at $35,000 per Unit, to eleven investors (including three of the purchasers of shares of the Series B Preferred Stock) an aggregate of 228.007 Units. Each Unit consisted of 1,000 shares of a newly-designated series of the Preferred Stock designated the Series C Convertible Preferred Stock (the "Series C Preferred Stock") and a common stock purchase warrant expiring June 19, 2006 (the "Investor Warrant") to purchase 10,000 shares of the Company's Common Stock at $3.50 per share.

430,000 shares of the 3,000,000 authorized shares of the Company's Preferred Stock were designated as the Series C Preferred Stock in order to cover not only the original sale by the Company, but also subsequent sales during the 90 days after the original issuance on June 20, 2001. On June 29, 2001, an additional 85.713 Units were exchanged for the Series B Preferred Stock as described above.

On September 28, 2001, the Company closed on an additional 80.196 Units at the same purchase price per Unit to sixteen accredited investors in the final closing of this private placement. As a result, the Company has sold an aggregate of 393.916 Units for gross proceeds of $13,787,060.

By agreement dated August 16, 2001, the Company and the investors unanimously agreed that a holder could convert a share of the Series C Preferred Stock at an initial conversion price of $3.00 (not $3.50) into 11.67 shares (not 10 shares) of the Common Stock. In addition, the exercise price of the Investor Warrants was reduced from $3.50 to $3.00 per share. A holder would also receive 11,670 shares, not 10,000 shares, upon exercise of an Investor Warrant included in a Unit. Furthermore, the provision requiring quarterly resets of the exercise price of the Investor Warrants based on the market prices for the Common Stock during the first year was deleted. The changes to the Series C Preferred Stock were to become effective only if the related certificate of designation governing the terms and conditions was so amended. This action would have required the consent or approval of the holders of a majority of the outstanding shares of the Common Stock. It also would have given rise to a great expense to the Company. However, the investors agreed, as of November 21, 2001, to waive the requirement of an amendment to the certificate of designation. They will instead rely on a contractual commitment by us to honor conversions on the basis set forth above. Such action is permitted by Delaware law, which governs the Company.

Pursuant to an escrow agreement, unless waived, 50% of the proceeds from the sale of Series C preferred stock and the investor warrants were to be held in escrow pending achievement by the Company of certain milestones. As of March 22, 2002, the Company confirmed to the escrow agent achievement of the milestones. Accordingly, all proceeds have been released to the Company and the investors have received all of their securities held in escrow.

To assist the Company in bridging the gap between December 31, 2001 and receiving the escrowed funds, on February 1, 2002, General Conference Corporation of Seventh-day Adventists, the Company's largest stockholder and one of the investors with escrowed purchase proceeds and securities, loaned the Company $1,500,000. The loan was paid in full from the first escrow release along with interest of $10,685 or 5%. The Company also issued a warrant to the General Conference Corporation to purchase 500,000 shares of the Common Stock at $3.25 per share.

There were outstanding, as of March 31, 2002, 393,916 shares of the Series C Preferred Stock and Investor Warrants to purchase an aggregate of 4,597,002 shares of the Common Stock.

Common Stock

On February 29 and March 14, 2000, the Company closed as to the sale at $5,000 per unit of an aggregate of 1,840 units, each unit consisting of 2,500 shares of common stock and a common stock purchase warrant to purchase 2,500 shares of the Common Stock at $3.00 per share. The warrants could not be exercised prior to September 14, 2000 and the shares included in the units were restricted securities for at least one year. The Company realized $9,200,000 in gross proceeds. Finders' fees were paid to various consultants and bankers for their assistance in helping the Company to complete this private placement consisting of an aggregate of $604,706 in cash fees and common stock purchase warrants expiring March 13, 2005 to purchase an aggregate of 273,075 shares of the Common Stock at $3.00 per share.

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

Stock Option/Stock Issuance Plan

On August 14, 1997, the Board of Directors adopted, subject to stockholder approval, the Company's 1997 Stock Option Plan (the "1997 Option Plan") providing for the granting of options to purchase up to 1,000,000 shares of Common Stock to employees (including officers) and persons who also serve as directors and consultants of the Company. On June 5, 1998, the Board increased the number of shares subject to the 1997 Option Plan to 2,000,000, again subject to stockholder approval. Stockholder approval was given on August 13, 1998. The options may either be incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") to be granted to employees or nonqualified stock options to be granted to employees, directors or consultants. On August 25, 2000, the stockholders approved the Company's 2000 Stock Option Plan which would permit the granting of options to purchase an aggregate of 2,000,000 shares of the Common Stock on terms substantially similar to those of the 1997 Option Plan.

As of March 31, 2002, options to purchase an aggregate of 2,155,326 shares of the Common Stock granted to employees including officers, directors and consultants were outstanding. As of such date, options to purchase an aggregate of 835,816 shares of the Common Stock had been exercised and options to purchase an aggregate of 755,107 shares of the Common Stock were then exercisable. Options granted to date under both Option Plans have generally become exercisable as to one-quarter of the shares subject thereto on the first anniversary date of the date of grant and as to 1/36th of the remaining shares on such calendar day each month thereafter for a period of 36 months. Certain options will become exercisable upon the achievement of certain goals related to corporate performance and not that of the optionee. The exercise price per share for incentive stock options under the Code may not be less than

100% of the fair market value per share of the Common Stock on the date of grant. For nonqualified stock options, the exercise price per share may not be less than 85% of such fair market value. No option may have a term in excess of ten years. Of the options outstanding as of March 31, 2002, all were incentive stock options except for options to purchase an aggregate of 308,476 shares with exercise prices ranging from $.50 - $6.56 per share. The options had expiration dates ranging from August 14, 2007 to March 22, 2012.

	Incentive Stock Options		Non-Statutory Options
	Number of	Price Range	Number of	Price Range
	Shares	Per Share	Shares	Per Share
Outstanding - March 31, 1999	674,167	$0.50	120,000	$0.50
Granted	885,500	1.12-3.28	75,000	1.63-2.83
Exercised	(123,254)	0.50	(20,000)	0.50
Canceled	(57,917)	0.50-1.81	(15,000)	1.63
Outstanding - March 31, 2000	1,378,496	0.50-3.28	160,000	0.50-2.83
Granted	653,625	3.35-6.58	127,104	3.22-4.81
Exercised	(214,277)	0.50-1.87	(6,250)	0.50
Canceled	(190,710)	1.81-6.56	(10,000)	2.83
Outstanding - March 31, 2001	1,627,134	0.50-6.56	270,854	0.50-4.81
Granted	1,137,140	2.95-4.05	54,380	2.64-4.09
Exercised	(414,080)	0.50-2.83	(16,758)	0.50
Canceled	(503,509)	0.50-6.56	-	-
Outstanding - March 31, 2002	1,846,685	0.50-4.05	308,476	0.50-6.56

Warrants

LifePoint granted common stock purchase warrants, expiring on various dates through January 29, 2007 to purchase 5,972,129 shares of Common Stock at prices ranging from $3.00 to $4.17 per share during fiscal 2002, to purchase 269,025 shares of Common Stock at prices ranging from $4.77 to $5.60 per share during fiscal 2001 and to purchase an aggregate of 8,057,069 shares of the Common Stock at $1.07 to $3.00 per share during fiscal 2000.

	Number of	Price Range
	Shares	Per Share
Outstanding - March 31, 1999	2,714,014	$0.50 - 2.41
Expired	(125,020)	1.15
Exercised	(1,083,000)	0.50 - 1.72
Granted	8,057,069	1.07 - 3.00
Outstanding - March 31, 2000	9,563,063	0.50 - 3.00
Expired	-	-
Exercised	(1,545,095)	0.50 - 3.00
Granted	269,025	4.77 - 5.60
Outstanding - March 31, 2001	8,286,993	0.50 - 5.60
Cancelled	(226,674)	3.00 - 5.60
Exercised	(743,460)	1.07 - 3.00
Granted	5,972,129	3.00 - 4.17
Outstanding - March 31, 2002	13,288,988	0.50 -5.60

A summary of the status of the stock option and warrant grants as of March 31, 2002, 2001 and 2000, and activities during the years ending on those dates, is presented below:

	2002		2001		2000
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options and	Exercise	Options and	Exercise	Options and	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at beginning of year	10,184,981	$ 2.48	11,101,559	$ 2.11	3,508,181	$ 0.82
Granted	7,163,649	3.12	1,049,754	5.19	9,017,569	2.44
Canceled	(730,183)	4.01	(200,710)	4.01	(197,937)	1.17
Exercised	(1,174,298)	1.61	(1,765,622)	1.47	(1,226,254)	1.01
Expired	-	-	-	-	-	-

Outstanding at end of year	15,444,149	$ 2.77	10,184,981	$ 2.48	11,101,559	$ 2.11

Options and warrants exercisable at year end	14,164,697	$ 2.81	8,802,861	$ 2.03	4,854,887	$ 1.13
Weighted-average fair value of options and warrants granted during the year	$ 2.46		$2.03		$1.87

The following table summarizes information about stock options and warrants outstanding as of March 31, 2002:

		Options and	Warrants	Options and	Warrants
		Outstanding	Exercisable
Range of Exercise Prices	Weighted- Average Remaining Life (Years)	Options and Warrants	Weighted-Average Exercise Price	Options and Warrants	Weighted- Average Exercise Price
$0.50 to $6.56	8.4	15,444,314	$ 2.77	14,164,697	$ 2.46

The Company continues to account for stock -based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No.25, " Accounting for Stock Issued to Employees", under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation ("FAS 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of FAS 123. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for the awards under the plans consistent with the methodology prescribed under FAS 123, there would be no effect on the Company's reported net loss and loss per share. The Company employed the Black-Scholes valuation method to calculate the fair value for the awards under the plans consistent with the methodology under FAS 123. For fiscal 2002, the risk-free interest rate and the expected life in years utilized by the Black-Scholes method was 6.0% and 10 years, respectively.

6. INCOME TAXES

For income tax purposes, LifePoint has a net operating loss carryforward at March 31, 2002 of approximately $36,652,000 expiring in 2007 to 2021 if not offset against future federal taxable income.

Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

	Year ended March 31,
	2002	2001	2000

Computed "expected" tax benefit	$ 4,283,000	$ 2,435,000	$1,343,000
Decrease in tax benefit resulting from net operating loss for which no benefit is currently available	(4,283,000)	(2,435,000)	(1,343,000)
	-	-	-

The tax effects of temporary differences, for federal tax purposes, that give rise to significant portions of the net deferred tax asset are presented below:
	Year ended March 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$12,462,000	$ 8,216,000
Capital loss carryforward	-	-
	12,462,000	8,216,000
Less:
Valuation allowance under SFAS 109	12,462,000	8,216,000
Net deferred tax assets	-	-

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $12,462,000 valuation allowance at March 31, 2002 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $4,246,000.

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

LifePoint entered into a lease agreement commencing October 1, 1997 and, extended by an amendment, terminating on June 30, 2004, for the research facilities in Rancho Cucamonga, California. In addition to rent of $72,000 per year for fiscal years through March 31, 2002, LifePoint will pay real estate taxes and other occupancy costs. Rent expense for the fiscal years ended March 31, 2002, 2001 and 2000 was $72,000, $72,000, and $72,000, respectively. The Company has an option to renew until June 30, 2005 so as to be consistent with the term of the lease described in the next paragraph.

On April 26, 2000, the Company entered into a lease agreement for administrative offices and manufacturing facility commencing May 1, 2000, which terminates on July 31, 2005. In addition to rent of $226,000 per year, LifePoint will pay real estate taxes and other occupancy costs. The Company may elect to terminate the lease at the end of four years and has the right to two 2-year renewal options. The lease also allowed for rent abatement in three of the first twelve months as a tenant improvement allowance in addition to the $30,000 paid by the lessor.

The Company leases certain equipment under noncancelable lease arrangements. These capital leases expire on various dates through 2004 and may be renewed for up to 12 months. Furniture, fixtures and equipment includes assets acquired under capital leases of $1,503,400 as of March 31, 2002. Accumulated depreciation for assets under capital lease was $260,827, $133,860 and $21,266 at March 31, 2002, 2001 and 2000, respectively. See Note 4 - Property and Equipment.

Approximate future minimum payments under non-cancelable leases as of March 31, 2002 are as follows:

Years ended March 31,	Capital Leases	Operating Leases

2003	$ 475,338	$ 309,095
2004	443,172	313,788
2005	-	262,776
2006	-	81,525
2007	-	-
Thereafter	-	-

Total minimum lease payments	$ 918,510	$ 967,185

Amount representing interest	(122,901)
Present value of net minimum
lease payments	795,609
Less current portion	475,338
Long-term portion	$ 320,271

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

In April 1999, the Company and the USN completed negotiations for an expansion of the License Agreement. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva and urine. The License Agreement may be terminated by the USN in the event the Company files bankruptcy or is forced into receivership, willfully misstates or omits material information, or fails to market the technology. Either party may terminate the agreement upon mutual consent. The royalty rate payable to the USN is 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales. The minimum royalty payment of $100,000 for calendar year 2002 and 2001 was paid and no amounts were paid or due for the fiscal year ended March 31, 2000. Minimum annual royalty payments are due each year thereafter. For the fiscal years ended March 31, 2002 and 2001, the Company expensed $100,000 per year.

On June 4, 2001, the Company and CMI, Inc. ("CMI"), a wholly-owned subsidiary of the employee-owned MPD Inc. based in Owensboro, Kentucky, entered into a renewable, three-year agreement establishing CMI as the exclusive distributor of the Impact Testing System to the law enforcement market in the United States and Canada. Fees will be calculated and paid in accordance with the confidential terms of the agreement. There are no conditions for the Company to meet other than the delivery of product to receive the fees. CMI has minimum, confidential, sales requirements for the three-year term of the contract in order to retain the exclusive marketing rights. CMI will sell, and provide service and training for, the Impact Test System to the law enforcement market, including, driver testing, corrections, probation and parole, narcotics and drug courts.

The three-year term of the agreement did not begin until general marketing of our IMPACT Test System began on February 26, 2002. CMI will benefit from volume discounts and, therefore, the Company's margins on products purchased by CMI may decrease over the term of the contract. In addition, CMI has guaranteed pricing on the instruments, which may result in much lower margins once the Company transfers the instrument production to an outside vendor. The agreement with CMI is automatically renewable unless CMI or the Company gives notice to the other 180 days prior to the end of the initial term.

8. LEGAL MATTERS

Global Consultants, LLC d/b/a Global Capital instituted an action on June 18, 2001 in a California state court against the Company and Linda H. Masterson, Chairman, President and Chief Executive Officer. The plaintiff seeks damages aggregating $4,500,000 for the non-issuance and termination of common stock purchase warrants for an aggregate of 392,275 shares of the Common Stock. The plaintiff's computation of damages is based on the market price of the Common Stock on one day reaching $8.00 per share and on an excessive and unsupportable number of shares subject to the warrants. The plaintiff's second amended complaint does not allege the previously alleged claims relating to fraud, negligence and accounting and for punitive or exemplary damages. The Company believes that the plaintiff's remaining causes of action for breach of contract, conversion and violation of a California statute are without merit. The Company's trial counsel, the law firm of Rosenfeld, Meyer & Susman, LLP, is of the opinion that the probability of any recovery by the plaintiff of damages in excess of 10 percent of the Company's current assets (i.e., current assets of $7,617,790 as of December 31, 2001) is remote. The Company is of the further opinion that its maximum probable damages are less than $100,000 and will have no material effect on the Company's financial position or results of operations.

9. SUBSEQUENT EVENTS

On April 2, 2002, the Company sold 272 units, at $37,500 per unit, to eight accredited investors. Each unit consisted of 10,000 shares of the Common Stock and a common stock purchase warrant expiring April 1, 2007 to purchase 2,000 shares of the Common Stock at $4.50 per share. The Company realized $10,200,000 in gross proceeds (less $645,938 in expenses related to the private placement) from the private placement. The Company has closed this offering and no further units will be offered.

9. QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2002
Revenue	$ -	$ -	$ 22,910	$ 113,070

Loss from Operations	$(2,499,539)	$(3,157,553)	$(3,124,053)	$(4,002,702)

Net Loss	$(2,503,194)	$(3,173,052)	$(3,144,687)	$(3,776,031)
Earnings per Share:
Basic	$ (0.08)	$ (0.10)	$ (0.11)	$ (0.11)
Diluted	$ (0.08)	$ (0.10)	$ (0.11)	$ (0.11)

2001
Revenue	$ -	$ -	$ -	$ -

Loss from Operations	$(1,593,309)	$(1,754,446)	$(1,915,093)	$(2,324,802)

Net Loss	$(1,447,384)	$(1,669,611)	$(1,869,413)	$(2,176,121)

Earnings per Share:
Basic	$ (0.05)	$ (0.06)	$ (0.06)	$ (0.06)
Diluted	$ (0.05)	$ (0.06)	$ (0.06)	$ (0.06)