Form 10-Q
period 2002-06-30
LIFEPOINT INC
filed 2002-08-19
CIK 910523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of August 8, 2002 - Common Stock, $.001 Par Value, 35,518,206 shares

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
LIFEPOINT, INC.
BALANCE SHEET
	June 30, 2002	March 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	7,396,706	2,985,364
Accounts receivable, net of allowance of $70,000	68,987	68,987
Inventory, net of reserve of $600,000 and $350,000 at June 30, 2002 and March 31, 2002, respectively	3,502,029	1,394,393
Prepaid expenses and other current assets	156,809	202,313
Total current assets	11,124,531	4,651,057
Property and equipment, net	2,431,111	2,322,513
Patents and other assets, net	553,057	605,676
	14,108,699	7,579,246

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	2,097,163	1,611,144
Accrued expenses	722,866	960,595
Capital lease, short-term	469,978	475,338
Total current liabilities	3,290,007	3,047,077
Capital lease, long-term	195,799	320,271
	3,485,806	3,367,348
Commitments and contingencies (Note 6)
Stockholders' equity:
Series C 10% Cumulative Convertible Preferred Stock, $.001
par value, 600,000 shares authorized, 392,291 and 393,916
outstanding at June 30, 2002 and March 31,2002, respectively	392	394
Common Stock, $.001 par value; 75,000,000 shares
authorized, 35,627,780 and 32,532,018 shares issued and
outstanding at June 30, 2002 and March 31, 2002, respectively	35,628	32,532
Additional paid-in capital	55,137,368	44,730,409
Notes receivable-officers	(912,500)	(912,500)
Retained deficit	(43,637,995)	(39,638,937)
Total stockholders' equity	10,622,893	4,211,898
	14,108,699	7,579,246

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the
	Three Months Ended
	June 30
	2002	2001

Revenues	$ -	$ -

Costs and expenses:
Cost of goods sold	256,566	-
Research and Development	1,958,175	1,728,595
Selling Expenses	552,287	424,106
General and Administrative Expenses	461,794	346,838

Total costs and expenses from operations	3,228,822	2,499,539
Loss from operations	(3,228,822)	(2,499,539)

Interest income (expense) net	(13,098)	(3,655)

Total other income (expense)	(13,098)	(3,655)

Net loss	$ (3,241,920)	$ (2,503,194)

Less registration effectiveness fee to Series C stockholders	413,615	-
Less preferred dividends	343,523	-

Loss applicable to common shareholders	$ (3,999,058)	$ (2,503,194)

Loss applicable to common stockholders
per common share:
Weighted average common shares
outstanding - basic and assuming dilution	35,315,522	30,532,537
Net loss per share applicable to
common stockholders	$ (0.11)	$ (0.08)

Net loss per common share
Weighted average common shares
outstanding - basic and assuming dilution	35,315,522	30,532,537

Net loss per common share	$ (0.09)	$ (0.08)

The accompanying notes are an integral part of the financial statements.

	LIFEPOINT, INC.
	STATEMENTS OF CASH FLOWS
(unaudited)	Three Months Ended June 30,
	2002	2001
Operating Activities
Net loss	(3,241,920)	$ (2,503,194)
Adjustments to reconcile net loss to net
cash used by operating activites:
Depreciation and amortization	124,356	108,000
Accounts Receivable Allowance	-	-
Inventory Reserve	250,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Inventories	(2,357,636)	-
Change in prepaid expenses and other current assets	45,504	(111,223)
Change in other assets	51,248	(255,550)
Change in accounts payable	486,019	(95,633)
Change in accrued expenses	(77,462)	(12,612)
Net cash used by operating activities	(4,719,891)	(2,870,212)
Investing Activities
Purchases of property and equipment	(231,583)	(365,977)
Net cash used by investing activities	(231,583)	(365,977)
Financing Activities
Sales of common stock	10,200,000	.
Expenses of common stock offering	(772,507)	-
Sales of preferred stock	-	10,980,210
Series C cash in escrow	-	(5,490,105)
Expenses of preferred stock offering	-	(164,801)
Cancellation of Series B preferred stock	-	(3,000,000)
Exercise of stock options	25,834	2,623
Exercise of warrants	30,510	45,000
Adjustment to previously issued common stock	8,811	-
Payments of capital leases	(129,832)	(106,358)
Net cash provided by financing activities	9,362,816	2,266,569
Increase (decrease) in cash and cash equivalents	4,411,342	(969,620)
Cash and cash equivalents at beginning of period	2,985,364	6,227,894
Cash and cash equivalents at end of period	$ 7,396,706	$ 5,258,274

Supplemental Disclosure of Cash Information:
Cash paid for interest	22,921	$ 39,150
Non-cash financing activities:
Value of common stock and additional paid-in capital issued as dividend on preferred stock	343,523	-
Value of common stock and additional paid-in capital issued as payment of registration effectiveness fee to Series C stockholders	573,882	-
Value of common stock options converted to common stock in exchange for note	-	$ 42,784

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

(Unaudited)

NOTE 1 - Basis of Presentation

In the opinion of LifePoint, Inc. (the "Company"), the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments except as disclosed below) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors that are beyond the control of the Company. This Report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (the "Annual Report").

NOTE 2. - Summary of Significant Accounting Policies

Reclassification

Certain amounts have been reclassified to conform to the current year financial statement presentation.

Inventories

Inventories are priced at the lower of cost or market using the first-in, first-out (FIFO) method.

Allowance for Doubtful Accounts

As of June 30, 2002 and March 31, 2002, the Company recorded a $70,000 allowance for doubtful accounts.

NOTE 3. - Continuing Operations and Liquidity

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

In June 2001, the Company closed an initial round of a private placement and, in September 2001, closed the final round of the private placement. The Company realized $13,787,000 in gross proceeds (less $1,258,955 in expenses related to the private placement) from the sale of 393.916 Units. Each Unit consisted of 1,000 shares of the Series C Preferred Stock and a common stock purchase warrant to purchase 11,670 shares of the Common Stock. The Company had previously realized $3,000,000 in gross proceeds from the sale of 75,000 shares of the then designated Series B Preferred Stock. However, the $3,000,000 purchase price for these shares was applied to purchase Units of the Series C Preferred Stock and the shares of the Series B Preferred Stock were cancelled and the related common stock purchase warrants surrendered.

On April 2, 2002, the Company sold 272 units, at $37,500 per unit, to eight accredited investors. Each unit consisted of 10,000 shares of the Common Stock and a common stock purchase warrant expiring April 1, 2007 to purchase 2,000 shares of the Common Stock at $4.50 per share. The Company realized $10,200,000 in gross proceeds and incurred $772,507 in expenses from the private placement.

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

(Unaudited)

NOTE 3. - Continuing Operations and Liquidity (continued)

The Company has entered into a strategic partnering agreement with CMI, Inc. ("CMI") to distribute the Company's products exclusively to the law enforcement marketFees will be calculated and paid in accordance with the confidential terms of the agreement. There are no conditions for the Company to meet other than the delivery of product to receive the fees. CMI has minimum, confidential, sales requirements for the three-year term of the contract in order to retain the exclusive marketing rights. Additionally, the Company continues to pursue additional strategic partnering for other markets. However, there can be no assurance when and if such arrangement will be made.

Management believes that, with the net proceeds from the private placement complemented with a portion of the strategic partnering fees described in the preceding paragraph and the proceeds from standard banking lines of credit and/or commercial equipment leasing lines which the Company is currently negotiating, the Company should have sufficient funds to reach profitability, expected to occur during fiscal 2004. There can be no assurance that management's estimate as to costs and timing will be correct. Any further delays in achieving its operations goals may further increase the Company's costs.

NOTE 4 - INVENTORY

Inventory is summarized as follows:

	June 30,	March 31,
	2002	2002
Raw Materials	$2,038,920	$ 940,959
Work in Process	2,063,109	803,434
	4,102,029	1,744,393
Less: Reserve for impairment	600,000	350,000
	$3,502,029	$1,394,393

NOTE 5 - Property and Equipment

Property and equipment is summarized as follows:

	Estimated	June 30,	March 31,
	Useful Life	2002	2002
Furniture and Fixtures	3 - 7 years	$2,394,408	$2,183,102
Test Equipment	5 - 7 years	425,768	425,768
Leasehold Improvements	3 - 5 years	1,373,329	1,353,052
		4,193,505	3,961,922
Less: Accumulated Depreciation		1,762,394	1,639,409
		$2,431,111	$2,322,513

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

(Unaudited)

NOTE 6 - Commitments and Contingencies

Lease Commitments

LifePoint entered into a lease agreement commencing October 1, 1997 and, extended by an amendment, terminating on June 30, 2004, for the research facilities in Rancho Cucamonga, California. In addition to rent of $72,000 per year, LifePoint will pay real estate taxes and other occupancy costs. The Company has an option to renew until June 30, 2005 so as to be consistent with the term of the lease described in the next paragraph.

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

The Company leases certain equipment under non-cancelable lease arrangements. These capital leases expire on various dates through 2004 and may be renewed for up to 12 months. Furniture, fixtures and equipment included assets acquired under capital leases of $1,503,400 as of June 30, 2002. Accumulated depreciation for assets under capital lease was $64,427 and $59,591 for the quarters ended June 30, 2002 and 2001, respectively. See Note 5 - Property and Equipment.

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

In April 1999, the Company and the USN completed negotiations for an expansion of the License Agreement. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva and urine. The License Agreement may be terminated by the USN in the event the Company files bankruptcy or is forced into receivership, willfully misstates or omits material information, or fails to market the technology. Either party may terminate the agreement upon mutual consent. The royalty rate payable to the USN is 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales. The minimum royalty payment of $100,000 for calendar years 2002 and 2001 was paid and no amounts were paid or due for the fiscal year ended March 31, 2000. Minimum annual royalty payments are due each year thereafter.

On June 4, 2001, the Company and CMI, Inc. ("CMI"), a wholly-owned subsidiary of the employee-owned MPD Inc. based in Owensboro, Kentucky, entered into a renewable, three-year agreement establishing CMI as the exclusive distributor of the IMPACT® Test System to the law enforcement market in the United States and Canada. Fees will be calculated and paid in accordance with the confidential terms of the agreement. There are no conditions for the Company to meet other than the delivery of product to receive the fees. CMI has minimum, confidential, sales requirements for the three-year term of the contract in order to retain the exclusive marketing rights. CMI will sell, and provide service and training for, the IMPACT Test System to the law enforcement market, including, driver testing, corrections, probation and parole, narcotics and drug courts.

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

(Unaudited)

NOTE 6 - Commitments and Contingencies (continued)

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

NOTE 7 -Stockholders' Equity

Common Stock

On April 2, 2002, the Company sold 272 units, at $37,500 per unit, to eight accredited investors. Each unit consisted of 10,000 shares of the Common Stock and a common stock purchase warrant expiring April 1, 2007 to purchase 2,000 shares of the Common Stock at $4.50 per share. The Company realized $10,200,00 in gross proceeds and incurred $772,507 in expenses related to the private placement from the sale of 2,720,000 shares of common stock. The Company has closed this offering and no further units will be offered.

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

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

(Unaudited)

NOTE 7 - Stockholders' Equity (continued)

Series C Preferred Stock (continued)

By agreement dated August 16, 2001, the Company and the investors unanimously agreed that a holder could convert a share of the Series C Preferred Stock at an initial conversion price of $3.00 (not $3.50) into 11.67 shares (not 10 shares) of the Common Stock. In addition, the exercise price of the Investor Warrants was reduced from $3.50 to $3.00 per share. A holder would also receive 11,670 shares, not 10,000 shares, upon exercise of an Investor Warrant included in a Unit. Furthermore, the provision requiring quarterly resets of the exercise price of the Investor Warrants based on the market prices for the Common Stock during the first year was deleted. The changes to the Series C Preferred Stock were to become effective only if the related certificate of designation governing the terms and conditions was so amended. This action would have required the consent or approval of the holders of a majority of the outstanding shares of the Common Stock. It also would have given rise to a great expense to the Company. However, the investors agreed, as of November 21, 2001, to waive the requirement of an amendment to the certificate of designation. They will instead rely on a contractual commitment by the Company to honor conversions on the basis set forth above. Such action is permitted by Delaware law, which governs the Company.

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

On the last date of each of the Company's fiscal quarters, commencing September 30, 2001, in which shares of the Series C Preferred Stock are outstanding, the Company is required to redeem all accrued and unpaid dividends as of such date. Dividend is paid at 10% per year through June 30, 2004 and 5% per year thereafter. The Company elects to pay the redemption of dividend by the issuance of a number of shares of Common Stock to each holder of the Series C Preferred Stock. The number of shares of common stock to be issued is calculated by dividing the aggregate amount of dividend then due on the shares of the Series C preferred stock by the market price on such date. Market price is calculated as the average closing sales price for the twenty trading days preceding the close of the quarter. For the quarter ended June 30, 2002 the Company redeemed $343,523 through the issuance of 132,891 shares of Common Stock.

As a result of the Company's registration statement not being declared effective by January 2002, the Company was obligated to pay an effectiveness registration penalty fee. The total fee due to the Series C stockholders was $780,700, of which $367,000 was recognized in fiscal 2002. The Company issued 191,294 shares of Common Stock in May 2002 and an additional 68,938 in July 2002 in payment of this fee.

As of June 30, 2002, there were 392,291 shares of the Series C Preferred Stock and Investor Warrants to purchase an aggregate of 4,597,002 shares of the Common Stock outstanding. During the quarter ended June 30, 2002, two holders converted an aggregate of 1,625 shares of the Series C Preferred Stock into 18,964 shares of Common Stock.

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

(Unaudited)

NOTE 8 - New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2002 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142, effective fiscal years beginning after December 15, 2001, establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2002 is not amortized. Adoption of this Statement resulted in no material impact on the financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements

In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. Adoption of this Statement resulted in no material impact on the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Until December 2001, the Company had been a development stage enterprise with no revenue history. Until recently, the Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company has just begun generating revenue from product sales. There can be no assurance as to when the Company will achieve profitability, if at all.

Prior to December 2001, the Company had not produced any revenues as a result of its being a development stage company. The Company had been dependent on the net proceeds derived from seven private placements pursuant to Regulation D under the Securities Act to fund its operations. The succeeding three paragraphs describe the private placements in fiscal 2000, 2001 and 2002.

On February 29 and March 14, 2000, the Company closed as to sales at $5,000 per unit of an aggregate of 1,840 units, each unit consisting of 2,500 shares of the Common Stock and a common stock purchase warrant expiring February 28 or March 13, 2005 to purchase 2,500 shares of Common Stock at $3.00 per share. The Company realized $9,200,000 in gross proceeds (less $623,080 in expenses related to the private placement). Finders' fees were paid to various consultants and bankers for their assistance in helping the Company to complete this private placement consisting of an aggregate of $604,706 in cash fees and common stock purchase warrants expiring March 13, 2005 to purchase an aggregate of 273,075 shares of the Common Stock at $3.00 per share.

In June 2001, the Company closed an initial round of a private placement and in September 2001, closed the final round of the private placement. The Company realized $13,787,085 in gross proceeds (less $1,092,278 in expenses related to the private placement) from the sale of 393.916 units, each unit consisting of 1,000 shares of the Series C Preferred Stock and a Common Stock purchase warrant to purchase 11,670 shares of the Common Stock. The Company had previously realized $3,000,000 in gross proceeds from the sale of 75,000 shares of the then designated Series B Preferred Stock. However, the $3,000,000 purchase price for these shares was applied to purchase units of the Series C Preferred Stock and the shares of Series B Preferred Stock were cancelled and the related common stock purchase warrants surrendered.

On April 2, 2002, the Company sold 272 units, at $37,500 per unit, to eight accredited investors. Each unit consisted of 10,000 shares of the Common Stock and a common stock purchase warrant expiring April 1, 2007 to purchase 2,000 shares of the Common Stock at $4.50 per share. The Company realized $10,200,00 in gross proceeds and incurred $772,507 in expenses related to the private placement from the sale of 2,720,000 shares of common stock. The Company has closed this offering and no further units will be offered.

As a result, management believes that the net proceeds from the offerings, together with the marketing fees and sales proceeds forecasted to be paid from CMI, the proceeds from standard commercial banking lines of credit and/or commercial equipment leasing lines which the Company is currently negotiating and certain other sources of funds, should be sufficient to enable the Company to reach the period when the Company can reasonably expect to achieve profitability. There can be no assurance that management's estimate as to costs and timing will be correct. However, if there are any additional delays in the Company meeting its timetable, the Company may require additional funding.

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

Management has investigated the possibility of an underwritten public offering and has received expressions of interest from several well-known firms, but only on a post-revenue basis. However, because the market currently is not generally receptive to public offerings, there can be no assurance that stock market conditions in 2002 will be receptive to a public offering by the Company, especially in view of the general volatility of the financial markets in 2001and 2002. In addition, competitive conditions may make the Company less attractive to potential public investors.

There can be no assurance that the Company will be successful, if required, in securing additional financing, whether through a capital leasing firm, a strategic partner, a public offering or a private placement.

On March 6, 2000 and June 16, 2000, the Compensation Committee authorized that executive officers and senior staff designated as significant employees, who are optionees under the LifePoint, Inc. 1997 Stock Option Plan ("the 1997 Option Plan") and the 2000 Option Plan, respectively, or who hold Common Stock purchase warrants may exercise an option or a warrant by delivering a promissory note (the "Note") to the order of the Company. As of June 30, 2002, Notes totaling $912,500 were due to the Company with various due dates from September 14, 2006 through February 27, 2007 bearing interest rates ranging from 6% to 9%. All Notes have a term of eighteen months. A detailed list of the Notes due from Officers and senior staff may be found in Item 13 Certain Relationships and Related Transactions in the Company's Annual Report on Form 10-K. All other notes previously issued have been fully repaid, including interest payments.

If all of the common stock purchase warrants that were outstanding on June 30, 2002 were subsequently exercised (14,028,488 shares), the Company would realize $39,151,502 in gross proceeds. If all of the options pursuant to the Company's two Stock Option Plans to purchase an aggregate of 3,222,517 shares outstanding on June 30, 2002, were subsequently exercised, the Company would realize $7,569,641 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised, especially as to the options, which were not all currently exercisable as of June 30, 2002. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

Operating Cash Flows

Net cash used for operations during the first quarter ended June 30, 2002 amounted to $4,720,000 as compared to $2,870,000 for the quarter ended June 30, 2001. The cash used by operating activities in the first quarter of fiscal 2003 increased by $1,850,000 from the same period in fiscal 2002, which was the result of increased staffing and inventory build-up associated with the commercialization of the IMPACT Test System.

Investing Cash Flows

During this first quarter of fiscal 2003, net cash used by investing activities was $232,000, compared to $366,000 for the same period in fiscal 2002. The $134,000 decrease in cash used in first quarter of fiscal 2003 over first quarter of fiscal 2002 was related to the addition of furniture and equipment to the manufacturing facility in fiscal 2002.

Financing Cash Flows

Net cash provided by financing activities amounted to $9,363,000 during the first quarter of fiscal 2003 related to the seventh private placement of common stock with gross proceeds of $10,200,000 and proceeds from the exercise of warrants and options of $56,000.

Net cash provided by financing activities amounted to $2,267,000 during fiscal 2002 primarily related to the initial close of the sixth private placement of 393,916 shares of the Company's Series C Preferred Stock with net proceeds of $10,980,000 less the redemption of the Series B Preferred Stock or $7,980,000. Proceeds of $5,490,000 from the Series C Preferred Stock placement were held in escrow until March 2002 at which time the Company met its milestone obligations and the proceeds were released to the Company. An additional $48,000 was received from the exercises of stock options and warrants.

Results of Operations

Three Months Ended June 30, 2002 vs. June 30, 2001

As discussed in press releases and conference calls, the Company was in a backorder situation during the quarter ended June 30, 2002. This backorder resulted from the decision to incorporate final modifications to the instrument and cassettes prior to filling additional orders. The total backlog of sales at the end of June was approximately $860,000. As a result, no revenue was recorded. The Company recognized $256,566 as a cost of sales expense in the quarter ended June 30, 2002 as a reserve against inventory to offset the higher start-up costs associated with purchases of initial parts, modification of existing IMPACT Test Systems and operational inefficiencies. During the prior year period, the Company was still in a development stage, and no revenues or cost of goods were recorded. During the quarter ended June 30, 2002, the Company spent $1,958,175 on research and development, $461,794 on general and administrative and an additional $552,287 on selling expenses, as compared with $1,728,595, $346,838 and $424,106, respectively, during the quarter ended June 30, 2002. The increase of $229,580, or 13%, in research and development expenditures in 2002 is primarily related to increased staffing and related expenses during the final phase of product transfer from development to manufacturing. General and administrative expenses increased $114,956, or 33%, primarily as a result of increased staffing. Selling expenses increased $128,181, or 30% as a result of increased staffing and focus on marketing the IMPACT Test System. Interest expense for the quarter ended June 30, 2002 was $22,921 while interest income was $9,823, as compared to $39,150 and $35,495, respectively for the same period in 2001

Three Months Ended June 30, 2001 vs. June 30, 2000

During the quarter ended June 30, 2001, the Company spent $1,728,595 on research and development, $424,106 on selling expense and an additional $346,838 on general and administrative expenses, as compared with $1,140,174, $119,575 and $333,560, respectively, during the quarter ended June 30, 2000. The increase of $588,421, or 52%, in research and development expenditures in 2001 was primarily attributable to the initiation of pilot manufacturing and development of the IMPACT Test System. Selling expenses increased $304,531 as the Company prepared for product launch with ad placements, marketing materials and attendance at various tradeshows. The Company continued its lobbying efforts through the presentation of technical papers and working with various governmental agencies to set standards for the approval of a saliva-based evidential instrument General and administrative expenses increased $13,278, or 4%, as a result of increased staffing. Company-wide employee count for the quarter ended June 30, 2001 increased 82% in comparison to the same period in 2000.

Forward-Looking Statements

Some of the information in this Report may contain forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward looking" information. When considering forward-looking statements, a stockholder or potential investor in LifePoint should keep in mind the risk factors and other cautionary statements in the Company's Annual Report on Form 10-K. Forward-looking statements could involve known and unknown risks, uncertainties and other factors that might materially alter the actual results suggested by the statements. In other words, although forward-looking statements may help to provide complete information about future prospects, the Company's performance may be quite different from what the forward-looking statements imply. The forward-looking statements are made as of the date of this Report and LifePoint undertakes no duty to update these statements.

Inflation

The Company believes that inflation has not had a material effect on its results of operations.

Critical Accounting Policies

The Company's accounting policies are more fully described in the Annual Report in Note 1 of Notes to the Financial Statements. As disclosed in Note 1 of Notes to the Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The Company believes the following critical accounting policies are important to the portrayal of the Company's financial condition and results.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Significant management judgment is required to determine the reserve for inventory. The Company currently considers all inventory costs determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead in comparison to market value. At June 30, 2002, the Company's inventory reserve was $600,000, or 15% of its $4,102,000 gross inventory.

Revenue Recognition

The majority of the Company's revenue is expected to be from the sales of the IMPACT Test System. The Company recognizes revenue in the period in which products are sold. Revenue is recognized in accordance with the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Annual Report for information with respect to the legal action instituted by Global Consultants, LLC.

Item 2. Changes in Securities

(a) Not applicable

(b) Not applicable

(c) The following securities which were not registered upon issuance pursuant to the Securities Act of 1933, as amended (the "Securities Act"), were issued during the quarter ended June 30, 2002, although the underlying shares of the Common Stock were registered under the Securities Act in the Company's Registration Statement on Form S-3, File No. 333-96939, for resale by the holders, which Registration Statement was declared effective July 30, 2002:

      Shares of Common Stock and Investor Warrants

(a) See Note 5 to Financial Statements in Part I of this Report for information as to the issuance of these securities.

      There were no underwriters and, accordingly, no underwriting discounts or commissions. Gruntal and Co. LLP (the "Placement Agent") acted as placement agent for this private placement. The securities were sold to seven entities an one individual who or which qualified as accredited investors as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

(c) The Company realized $10,200,000 in gross proceeds from this offering.

      The Company claims that the offering was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder in that these were transactions by an issuer not involving any public offering, the sales being to accredited investors, each of which gave an investment representation.

(e) The Investor Warrants are exercisable initially at $4.50 per share

      Not applicable

      Placement Agent's and Finder's Warrants

(a) As of April 2, 2002, the Company issued one Placement Agent's Warrant and one Finder's Warrant expiring April 1, 2007 to purchase an aggregate of 210,500 shares of the Common Stock.

(b) There were no underwriters and, accordingly, no underwriting discounts or commissions. The Placement Agent's Warrants were issued to the Placement Agent, while the Finder's Warrants were issued to Wells Fargo Van Kasper LLP.

(c) The Placement Agent's and the Finder's Warrants were issued in consideration of the holders' services in connection with finding the purchasers described above in (c)(1).
      The Company claims that the issuances of the Placement Agent's and the Finder's Warrants were exempt under Section (4)(2) of the Securities Act as transactions not involving a public offering, each holder giving an investment representation.

      The Placement Agent's and the Finder's Warrants are each exercisable at $4.50 per share.

(f) Not applicable

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

None

Reports on Form 8-K

On April 19, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8K related to the Company's Letter to Stockholders, dated April 18, 2002, regarding the Company's current status.

On July 17, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8K related to the Company's Letter to Stockholders, dated July 16, 2002, regarding the Company's current status

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

LIFEPOINT, INC.

(Registrant)

Date: August 19, 2002 By /s/ Linda H. Masterson

Linda H. Masterson

Chief Executive Officer

and duly authorized representative

By /s/ Michele A. Clark

Michele A. Clark

Controller and Chief Accounting Officer

and duly authorized representative

CERTIFICATION

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. s 1350, as adopted), Linda H. Masterson, the Chief Executive Officer of LifePoint, Inc. (the "Company"), and Michele A. Clark, the Chief Accounting Officer of the Company, each hereby certifies that, to the best of her knowledge:

  The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, to which this Certification is attached as Exhibit 99.1 (the "Periodic Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and
  The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated: August 19, 2002

/s/ Linda H. Masterson /s/ Michele A. Clark

Linda H. Masterson Michele A. Clark

Chief Executive Officer Chief Accounting Officer