Form 10-Q
period 2002-09-30
LIFEPOINT INC
filed 2002-11-14
CIK 910523

3: fy03q2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2002

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

X Yes No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

 As of November 7, 2002 - Common Stock, $.001 Par Value, 35,876,215 shares

2003 - LifePoint, Inc.

For The Quarter Ended September 30, 2002

 Index to Financial Statements

Part I - Financial Information

  Balance Sheets 3
  Statements of Operations 4
  Statements of Cash Flows 5
  Notes to Financial Statements 6
  Item 2 - Management Discussion and Analysis 13
  Item 3 - Quantitative and Qualitative Disclosure about Market
  Risk 20
  Item 4 - Controls and Procedures 20

Part II - Other Information

  Item 1 - Legal Proceedings 21
  Item 4 - Submission of Matters to a Vote of Security Holders 21
  Item 6 - Exhibits and Reports on Form 8-K 21

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
LIFEPOINT, INC.
BALANCE SHEETS
	September 30, 2002	March 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 2,069,595	$ 2,985,364
Accounts receivable, net of allowance of $70,000	233,322	68,987
Inventory, net of reserve of $301,000 and $350,000 at September 30, 2002 and March 31, 2002, respectively	4,409,285	1,394,393
Prepaid expenses and other current assets	129,309	202,313
Total current assets	6,841,511	4,651,057
Property and equipment, net	2,537,738	2,322,513
Patents and other assets, net	750,757	605,676
	$ 10,130,006	$ 7,579,246

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 2,202,262	$ 1,611,144
Accrued expenses	514,948	960,595
Capital lease, short-term	493,062	475,338
Total current liabilities	3,210,272	3,047,077
Capital lease, long-term	42,245	320,271
	3,252,517	3,367,348
Stockholders' equity:

Series C 10% cumulative convertible preferred stock, $.001 par value, 600,000 shares authorized, 392,291 and 393,916 outstanding at September 30, 2002 and March 31, 2002, respectively	392	394

Common stock, $.001 par value; 75,000,000 shares authorized, 35,876,215 and 32,532,018 shares issued and outstanding at September 30, 2002 and March 31, 2002, respectively	35,876	32,532
Additional paid-in capital	55,682,407	44,730,409
Notes receivable-officers	(912,500)	(912,500)
Retained deficit	(47,928,686)	(39,638,937)
Total stockholders' equity	6,877,489	4,211,898
	$ 10,130,006	$ 7,579,246

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenues	$ 164,335	$ -	$ 164,335	$ -

Costs and expenses:
Cost of goods sold	775,429	-	1,031,995	-
Research and development	2,067,309	2,080,238	4,025,484	3,808,833
Selling expenses	569,365	523,406	1,121,652	947,512
General and administrative expenses	692,618	553,909	1,154,411	900,747

Total costs and expenses from operations	4,104,721	3,157,553	7,333,542	5,657,092
Loss from operations	(3,940,386)	(3,157,553)	(7,169,207)	(5,657,092)

Interest income (expense) net	(4,226)	(15,499)	(17,324)	(19,154)

Total other expense	(4,226)	(15,499)	(17,324)	(19,154)

Net loss	(3,944,612)	(3,173,052)	(7,186,531)	(5,676,246)

Less registration effectiveness fee	-	-	413,615	-
Less Series C preferred stock dividends	346,078	308,378	689,601	308,378

Loss applicable to common shareholders	$ (4,290,690)	$ (3,481,430)	$ (8,289,747)	$ (5,984,624)

Loss applicable to common stockholders per common share:
Weighted average common shares outstanding - basic and assuming dilution	35,664,448	31,577,852	35,490,938	31,567,953

Net loss per share applicable to common stockholders	$ (0.12)	$ (0.11)	$ (0.23)	$ (0.19)

Weighted average common shares outstanding - basic and assuming dilution	35,644,448	31,577,852	35,490,938	31,567,953

Net loss per common share	$ (0.11)	$ (0.10)	$ (0.20)	$ (0.18)

The accompanying notes are an integral part of the financial statements.

	LIFEPOINT, INC.
	STATEMENTS OF CASH FLOWS
(unaudited)	Six Months Ended September 30,
	2002	2001
Operating Activities
Net loss	$ (7,186,531)	$ (5,676,246)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	303,686	258,000
Interest paid on Series C funds	-	34,730
Inventory reserve	(299,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(164,335)	-
Inventories	(2,715,892)	-
Prepaid expenses and other current assets	73,003	(128,329)
Other assets	(147,823)	(241,028)
Accounts payable	591,118	408,977
Accrued expenses	(78,566)	148,580
Net cash used by operating activities	(9,624,340)	(5,195,316)
Investing Activities
Purchases of property and equipment	(516,170)	(600,915)
Net cash used by investing activities	(516,170)	(600,915)
Financing Activities
Sales of common stock	10,200,000	-
Expenses of common stock offering	(780,112)	-
Sales of preferred stock	-	13,787,085
Series C cash in escrow	-	(6,217,470)
Expenses of preferred stock offering	-	(994,504)
Cancellation of Series B preferred stock	-	(3,000,000)
Exercise of stock options	25,834	7,500
Exercise of warrants	30,510	45,000
Payments on notes receivable by officers	8,811	-
Payments of capital leases	(260,302)	(175,584)
Net cash provided by financing activities	9,224,741	3,452,027
Decrease in cash and cash equivalents	(915,769)	(2,344,204)
Cash and cash equivalents at beginning of period	2,985,364	6,227,894
Cash and cash equivalents at end of period	$ 2,069,595	$ 3,883,690

Supplemental Disclosure of Cash Information:
Cash paid for interest	$ 46,084	$ 78,300
Noncash financing activities:

Value of common stock options converted to common stock in exchange for note	$ -	$ 57,784

Value of common stock issued and paid-in capital issued as interest on Series C final close	$ -	$ 34,730

Value of common stock issued and additional paid-in capital issued as dividends on preferred stock	$ 689,601	$ 308,378

Value of common stock issued and additional paid-in capital issued payment of registration effectiveness fees	$ 780,696	$ -

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

NOTE 2 - Summary of Significant Accounting Policies

 Reclassification

 Certain amounts have been reclassified to conform to the current year financial statement presentation.

 Inventories

 Inventories are priced at the lower of cost or market using the first-in, first-out (FIFO) method.

 Revenue Recognition

The majority of the Company's revenue is expected to be from the sales of the IMPACT® Test System. The Company recognizes revenue in the period in which products are shipped and certain other criteria are met in accordance with the Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

NOTE 3 - Continuing Operations and Liquidity

On August 28, 2000 the Company entered into a lease financing agreement with Finova Capital Corporation ("Finova") of Scottsdale, Arizona whereby Finova agreed to provide LifePoint with up to a $3,000,000 lease line for the purchase of equipment including up to $500,000 of leasehold improvements. At September 30, 2002 and March 31, 2002, $1,249,930 had been drawn against the line. Each closing schedule has been financed for 36 months at a rate equal to the then current three-year U.S. Treasury Note. At the end of each schedule, LifePoint will have the option to purchase all (but not less than all) of the equipment at 15% of the original equipment cost. The Company was required to maintain a deposit of $900,000 with Finova in accordance with the master lease agreement. The Company met the requirements to have the deposit plus interest released by June 30, 2001. On October 10, 2001, Finova returned the deposit with interest.

In June 2001, the Company closed an initial round of a private placement and, in September 2001, closed the final round of the private placement. The Company realized $13,787,000 in gross proceeds (less $1,258,955 in expenses related to the private placement) from the sale of 393.916 Series C Units. Each Series C Unit consisted of 1,000 shares of the Series C Preferred Stock and a common stock purchase warrant to purchase 11,670 shares of the Common Stock. The Company had previously realized $3,000,000 in gross proceeds from the sale of 75,000 shares of the then designated Series B Preferred Stock and related common stock purchase warrants. However, the $3,000,000 purchase price for these shares was applied to purchase Units of the Series C Preferred Stock and the shares of the Series B Preferred Stock were cancelled and the related common stock purchase warrants surrendered.

On April 2, 2002, the Company sold 272 private placement units, at $37,500 per unit, to eight accredited investors. Each private placement unit consisted of 10,000 shares of the Common Stock and a common stock purchase warrant expiring April 1, 2007 to purchase 2,000 shares of the Common Stock at $4.50 per share. The Company realized $10,200,000 in gross proceeds and incurred $780,112 in expenses from the private placement.

Subsequent to September 30, 2002, the Company entered into a convertible loan agreement with a current investor to provide additional working capital. The maximum loan commitment is $10.0 million, which may be drawn as needed over the 30-month life of the agreement, subject to limitations. The $10.0 million maximum commitment is made up of $2.5 million initially available and a $7.5 million balance that will be available following a successful due diligence review by the lender. The loan bears interest at a sixteen percent (16%) annual rate payable six percent (6%) in cash on a quarterly basis and ten percent (10%) in cash at maturity. The amount outstanding under the loan and any accumulated interest on the loan may be converted into LifePoint's Common Stock at a price of $4.00 per share at any time at the option of the lender. In addition, the Company has issued to the lender a warrant with a term of five years to purchase 1.5 million shares of Common Stock for the initial commitment and will issue a warrant to purchase an additional 4.5 million shares of Common Stock upon the increase of the loan commitment to $10.0 million. Each of these warrants has an exercise price of $3.00 per share. The loan is secured by the assets of the Company. In addition to the security interest, the agreement calls for achievement of certain revenue and expense based milestones by the Company. Failure to achieve these milestones could result in the issuance of additional 5 year warrants to purchase up to a maximum of 1.8 million shares of Common Stock also with an exercise price of $3.00 per share.

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

Management believes that the net proceeds from the offerings, together with the marketing fees and sales proceeds forecasted to be paid from CMI, convertible debt, and the proceeds from standard commercial banking lines of credit and/or commercial equipment leasing lines which the Company is currently negotiating, should be sufficient to enable the Company to reach the point when the Company can reasonably expect to achieve profitability. There can be no assurance that management's estimate as to costs and timing will be correct. However, if there are any additional delays in the Company meeting its timetable, the Company may require additional funding. If the Company is unable to successfully complete the due diligence required to borrow the additional $7.5 million under the convertible loan agreement, the Company will be forced to seek alternative sources of capital and/or restructure parts of its business, but has sufficient funds to support its operations through March 31, 2003. There can be no assurance that the Company will be successful, if required, in securing additional financing, whether through a capital leasing firm, a strategic partner, a public offering or a private placement.

NOTE 4 - Inventory

Inventory is summarized as follows:

	September 30,	March 31,
	2002	2002
Raw Materials	$2,709,315	$ 940,959
Work in Process	2,000,970	803,434
	4,710,285	1,744,393
Less: reserve for impairment	301,000	350,000
	$4,409,285	$1,394,393

NOTE 5 - Property and Equipment

  Property and equipment is summarized as follows:

	Estimated	September 30,	March 31,
	Useful Life	2002	2002
Furniture and fixtures	3-7 years	$2,679,358	$2,183,102
Test equipment	5-7 years	425,768	425,768
Leasehold improvements	3-5 years	1,372,966	1,353,052
		4,478,092	3,961,922
Less: accumulated depreciation and amortization		1,940,354	1,639,409
		$2,537,738	$2,322,513

NOTE 6 - Commitments and Contingencies

Lease Commitments

LifePoint entered into a lease agreement commencing October 1, 1997, which was extended by an amendment and will terminate on June 30, 2004, for the research facilities in Rancho Cucamonga, California. In addition to rent of $72,000 per year, LifePoint will pay real estate taxes and other occupancy costs. The Company has an option to renew until June 30, 2005 so as to be consistent with the term of the lease described in the next paragraph.

On April 26, 2000, the Company entered into a lease agreement for its administrative offices and manufacturing facility commencing May 1, 2000, which terminates on July 31, 2005. In addition to rent of $226,000 per year, LifePoint will pay real estate taxes and other occupancy costs. The Company may elect to terminate the lease at the end of four years and has the right to two 2-year renewal options. The lease also provided for rent abatement in three of the first twelve months as a tenant improvement allowance in addition to the $30,000 allowance paid by the lessor.

The Company leases certain equipment under non-cancelable lease arrangements. These capital leases expire on various dates through 2004 and may be renewed for up to 12 months. Furniture, fixtures and equipment included assets acquired under capital leases of $1,503,400 as of September 30, 2002. Accumulated depreciation for assets under capital lease was $544,802 and $415,952 as of September 30, 2002 and March 31, 2002, respectively. See Note 5 - Property and Equipment.

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

In April 1999, the Company and the USN completed negotiations for an expansion of the License Agreement. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva and urine. The License Agreement may be terminated by the USN in the event the Company files bankruptcy or is forced into receivership, willfully misstates or omits material information, or fails to market the technology. Either party may terminate the agreement upon mutual consent. The royalty rate payable to the USN is 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales. The minimum royalty payment of $100,000 for calendar years 2002 and 2001 was paid and no amounts were paid or due for the fiscal year ended March 31, 2000. Minimum annual royalty payments are due each year thereafter

On June 4, 2001, the Company and CMI, Inc. ("CMI"), a wholly-owned subsidiary of the employee-owned MPD Inc. based in Owensboro, Kentucky, entered into a renewable, three-year agreement establishing CMI as the exclusive distributor of the IMPACT® Test System to the law enforcement market in the United States and Canada. Fees will be calculated and paid in accordance with the confidential terms of the agreement. There are no conditions for the Company to meet other than the delivery of product to receive the fees. CMI has minimum, confidential, sales requirements for the three-year term of the contract in order to retain the exclusive marketing rights. CMI will sell, and provide service and training for, the IMPACT Test System to the law enforcement market, including, driver testing, corrections, probation and parole, narcotics and drug courts.

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

Global Consultants, LLC, dba Global Capital, instituted an action on June 18, 2001 in a California state court against the Company and Linda H. Masterson, Chairman, President and Chief Executive Officer. The plaintiff seeks damages aggregating $4,500,000 for the non-issuance and termination of common stock purchase warrants for an aggregate of 392,275 shares of the Common Stock. The plaintiff's computation of damages is based on the market price of the Common Stock on one day reaching $8.00 per share and on an excessive and unsupportable number of shares subject to the warrants. The plaintiff's second amended complaint does not allege the previously alleged claims relating to fraud, negligence and accounting and for punitive or exemplary damages. The Company believes that the plaintiff's remaining causes of action for beach of contract, conversion and violation of the California statute are without merit. The Company's trial counsel, the law firm of Rosenfeld, Meyer & Susman, LLP, is of the opinion that the probability of any recovery by the plaintiff of damages in excess of ten percent of the Company's current assets (i.e., current assets of $6,841,511 as of September 30, 2002) is remote. The Company is of the further opinion that, even if the plaintiff were able to overcome all of the affirmative defenses and the allegations of the Company's counterclaims, its maximum provable damages are less than a third of that amount. However, unanticipated results in litigation are always possible should this proceeding proceed to trial.

NOTE 7 - Stockholders' Equity

Common Stock

On April 2, 2002, the Company sold 272 units, at $37,500 per unit, to eight accredited investors. Each unit consisted of 10,000 shares of the Common Stock and a common stock purchase warrant expiring April 1, 2007 to purchase 2,000 shares of the Common Stock at $4.50 per share. The Company realized $10,200,000 in gross proceeds and incurred $780,112 in expenses related to the private placement from the sale of the units.

Series B Preferred Stock

On March 29, 2001, the Company sold an aggregate of 75,000 shares of the Company's Series B 20% Cumulative Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock). Each share was entitled to one vote and was convertible into 10 shares of the Company's Common Stock. Dividends were cumulative and payable annually at a rate of $.20 per share in year one, $.24 per share in year two, $.288 per share in year three and $2.40 per share thereafter. The dividends were payable in shares of Series B Preferred Stock for the first three years after the date of original issuance and in shares of the Common Stock thereafter. The Series B Preferred Stock had preference in liquidation over all other forms of capital stock of the Company at a rate of $40 per share plus all accrued and unpaid dividends.

Each holder of the Series B Preferred Stock was granted a common stock purchase warrant expiring March 28, 2006 to purchase 75,000 shares of the Common Stock at a price of $5.60 per share. As of June 29, 2001, all shares of the Series B Preferred Stock were converted into Series C Preferred Stock and the common stock purchase warrants were replaced with new common stock purchase warrants.

Series C Preferred Stock

On June 20, 2001, the Company sold, at $35,000 per Unit, to eleven investors (including three of the purchasers of shares of the Series B Preferred Stock) an aggregate of 228.007 Units. Each Unit consisted of 1,000 shares of the newly-designated Series C Convertible Preferred Stock (the "Series C Preferred Stock") and a common stock purchase warrant expiring June 19, 2006 (the "Investor Warrant") to purchase 10,000 shares of the Company's Common Stock at $3.50 per share.

Of the 3,000,000 authorized shares of the Company's Preferred Stock, 430,000 shares were designated as the Series C Preferred Stock in order to cover not only the original sale by the Company, but also subsequent sales during the 90 days after the original issuance on June 20, 2001. On June 29, 2001, an additional 85.713 Units were exchanged for the Series B Preferred Stock as described above.

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

To assist the Company in bridging the gap between December 31, 2001 and receiving the escrowed funds, on February 1, 2002, General Conference Corporation of Seventh-day Adventists, the Company's largest stockholder and one of the investors with escrowed purchase proceeds and securities, loaned the Company $1,500,000 with a 5% per annum interest rate. The loan was paid in full from the first escrow release along with interest of $10,685. The Company also issued a warrant to the General Conference Corporation to purchase 500,000 shares of the Common Stock at $3.25 per share.

On the last date of each of the Company's fiscal quarters, commencing September 30, 2001, in which shares of the Series C Preferred Stock are outstanding, the Company is required to redeem all accrued and unpaid dividends as of such date. Dividends are paid at 10% per year through June 30, 2004 and 5% per year thereafter. The Company currently elects to pay the dividend by the issuance of shares of Common Stock to each holder of the Series C Preferred Stock. The number of shares of Common Stock issued is calculated by dividing the aggregate amount of dividend then due on the shares of the Series C Preferred Stock by the market price of the Common Stock on such date. Market price is calculated as the average closing sales price for the twenty trading days preceding the close of the quarter. For the quarter ended September 30, 2002 the Company paid $346,078 through the issuance of 179,501 shares of Common Stock.

As a result of a registration statement [for the shares of Common Stock issuable upon conversion of the Series C Preferred Stock] not being declared effective by January 2002, the Company became obligated to pay an effectiveness registration penalty fee. The total fee due to the Series C Preferred Stock holders was $780,700, of which $367,000 was accrued but unpaid in fiscal 2002; the balance of $413,700 was recognized in the quarter ended June 30, 2002. The Company issued a total of 260,232 shares of Common Stock, with a market value of $3.00 per share as payment of this fee. In May 2002, the Company issued 191,294 shares of Common Stock, and an additional 68,938 shares were issued in July 2002 to complete payment of the registration penalty fee.

As of September 30, 2002, there were 392,291 shares of the Series C Preferred Stock and warrants to purchase an aggregate of 4,597,002 shares of the Common Stock outstanding. During the quarter ended June 30, 2002, two holders converted an aggregate of 1,625 shares of the Series C Preferred Stock into 18,964 shares of Common Stock.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

NOTE 9 - Subsequent Events

On November 12, 2002, the Company entered into a convertible loan agreement with a current investor to provide additional working capital. The maximum loan commitment is $10.0 million, which may be drawn as needed over the 30-month life of the agreement, subject to limitations. The $10.0 million maximum commitment is made up of $2.5 million initially available now and a $7.5 million balance that will be available following a successful due diligence review by the lender. The loan bears interest at a sixteen percent (16%) annual rate payable six percent (6%) in cash on a quarterly basis and ten percent (10%) in cash at maturity. The loan and accumulated interest payable may be converted into LifePoint's Common Stock at a price of $4.00 per share at the option of the lender. In addition, the Company has issued to the lender a warrant with a term of five years to purchase 1.5 million shares of Common Stock for the initial commitment and will issue a warrant to purchase an additional 4.5 million shares of Common Stock upon the increase of the loan commitment to $10.0 million. Each of these warrants has an exercise price of $3.00 per share. The agreement is secured by the assets of the Company. In addition to the security interest, the agreement calls for achievement of certain revenue and expense based milestones by the Company. Failure to achieve these milestones would result in the issuance of additional warrants on terms similar to those described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Until December 2001, the Company had been a development stage enterprise with no revenue history. Until recently, the Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company has just begun generating revenue from product sales. There can be no assurance as to when the Company will achieve profitability, if at all. Revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors that may affect operating results include: a) the length of time to close product sales; b) customer budget cycles; c) the implementation of cost reduction measures; d) the timing of required approvals from government agencies, such as the Food and Drug Administration; and e) the timing of new product introductions by the Company and its competitors.

Prior to December 2001, the Company had not produced any revenues as a result of its being a development stage company. The Company had been dependent on the net proceeds derived from seven private placements pursuant to Regulation D under the Securities Act to fund its operations. The succeeding three paragraphs describe the private placements in fiscal years 2000 through 2003.

On February 29 and March 14, 2000, the Company sold at $5,000 per unit an aggregate of 1,840 units, each unit consisting of 2,500 shares of the Common Stock and a common stock purchase warrant expiring February 28 or March 13, 2005 to purchase 2,500 shares of Common Stock at $3.00 per share. The Company realized $9,200,000 in gross proceeds (less $623,080 in expenses related to the private placement). Finders' fees were paid to various consultants and bankers for their assistance in helping the Company to complete this private placement consisting of an aggregate of $604,706 in cash fees and common stock purchase warrants expiring March 13, 2005 to purchase an aggregate of 273,075 shares of the Common Stock at $3.00 per share.

In June 2001, the Company closed an initial round of a private placement and in September 2001, closed the final round of the private placement. The Company realized $13,787,085 in gross proceeds (less $1,092,278 in expenses related to the private placement) from the sale of 393.916 units, each unit consisting of 1,000 shares of the Series C Preferred Stock and a Common Stock purchase warrant to purchase 11,670 shares of the Common Stock. The Company had previously realized $3,000,000 in gross proceeds from the sale of 75,000 shares of the then designated Series B Preferred Stock and related common stock purchase warrants. However, the $3,000,000 purchase price for these shares was applied to purchase units of the Series C Preferred Stock and the shares of Series B Preferred Stock were cancelled and the related common stock purchase warrants surrendered.

On April 2, 2002, the Company sold 272 units, at $37,500 per unit, to eight accredited investors. Each unit consisted of 10,000 shares of the Common Stock and a common stock purchase warrant expiring April 1, 2007 to purchase 2,000 shares of the Common Stock at $4.50 per share. The Company realized $10,200,000 in gross proceeds and incurred $780,112 in expenses related to the private placement from the sale of 2,720,000 shares of common stock.

On November 12, 2002, the Company entered into a convertible loan agreement with a current investor to provide additional working capital. The maximum loan commitment is $10.0 million, which may be drawn as needed over the 30-month life of the agreement, subject to limitations. The $10.0 million maximum commitment is made up of $2.5 million initially available and a $7.5 million balance that will be available following a successful due diligence review by the lender. The loan bears interest at a sixteen percent (16%) annual rate payable six percent (6%) in cash on a quarterly basis and ten percent (10%) in cash at maturity. The loan and accumulated interest payable may be converted into LifePoint's Common Stock at a price of $4.00 per share at the option of the lender. In addition, the Company has issued to the lender a warrant with a term of five years to purchase 1.5 million shares of Common Stock for the initial commitment and will issue a warrant to purchase an additional 4.5 million shares of Common Stock upon the increase of the loan commitment to $10.0 million. Each of these warrants has an exercise price of $3.00 per share. The agreement is secured by the assets of the Company. In addition to the security interest, the agreement calls for achievement of certain revenue and expense based milestones by the Company. Failure to achieve these milestones would result in the issuance of additional warrants on terms similar to those described above.

As a result, management believes that the net proceeds from the offerings, together with the marketing fees and sales proceeds forecasted to be paid from CMI, convertible debt, and the proceeds from standard commercial banking lines of credit and/or commercial equipment leasing lines which the Company is currently negotiating, should be sufficient to enable the Company to reach the point when the Company can reasonably expect to achieve profitability. There can be no assurance that management's estimate as to costs and timing will be correct. However, if there are any additional delays in the Company meeting its timetable, the Company may require additional funding. If the Company is unable to successfully complete the due diligence required to borrow the additional $7.5 million under the convertible loan agreement, the Company will be forced to seek alternative sources of capital and/or restructure parts of its business, but currently has sufficient funds to support its operations through March 31, 2003. There can be no assurance that the Company will be successful, if required, in securing additional financing, whether through a capital leasing firm, a strategic partner, a public offering or a private placement.

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

The Company is utilizing distributors and/or partners for sales and service of its products in the international markets. The distributors the Company has elected to work with have knowledge of their respective markets and local rules and regulations. The Company has entered into, or is about to enter into, distribution agreements with twelve distributors covering seventeen countries in Europe and the Pacific Rim. There can be no assurance as to when or if the outstanding agreements will be completed. All international transactions are billed in US dollars and, therefore, no currency risk is involved.

The Company has completed five 510(k) submissions to the Food and Drug Administration (the "FDA") and is waiting clearance on four of the submissions prior to selling its product in the US medical markets. The Company made its first FDA submission on Quality Check in early April, and now has permission to market this product to medical markets in the United States. The other submissions to the FDA were for the IMPACT Test System (instrument) and assays for three drugs of abuse, cocaine, opiates (such as heroin and morphine), and amphetamine (including methamphetamine), which are still pending clearance from the FDA. It is expected that the remaining two drug assays will be submitted within the next few weeks. There can be no assurance as to when or if the FDA will grant clearance on these products.

On March 6, 2000 and June 16, 2000, the Compensation Committee authorized that executive officers and senior staff designated as significant employees, who are optionees under the LifePoint, Inc. 1997 Stock Option Plan ("the 1997 Option Plan") and the 2000 Option Plan, respectively, or who hold Common Stock purchase warrants may exercise an option or a warrant by delivering a promissory note (the "Note") to the order of the Company. As of June 30, 2002, Notes totaling $912,500 were due to the Company with various due dates from September 14, 2006 through February 27, 2007 bearing interest rates ranging from 6% to 9%. A detailed list of the Notes due from officers and senior staff may be found in Item 13 Certain Relationships and Related Transactions in the Company's Annual Report on Form 10-K. All other notes previously issued have been fully repaid, including interest payments. Due to the recent changes enacted under The Sarbanes-Oxley Act of 2002, the Company will accept no further notes in favor of the Company from executive officers covered by the Sarbanes-Oxley Act.

If all of the common stock purchase warrants that were outstanding on September 30, 2002 were exercised (14,404,888 shares), the Company would realize $40,714,802 in gross proceeds. If all of the options pursuant to the Company's two Stock Option Plans to purchase an aggregate of 2,385,376 shares outstanding on September 30, 2002, were subsequently exercised, the Company would realize $7,087,173 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised, especially as to the options, which were not all currently exercisable as of September 30, 2002. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

Operating Cash Flows

Net cash used for operations for the six months ended September 30, 2002 amounted to $9,624,000 as compared to $5,195,000 for the same period ended September 30, 2001. The cash used by operating activities in the first six months of fiscal 2003 increased by $4,429,000 from the same period in fiscal 2002, as a result of increased staffing and inventory build-up associated with the commercialization of the IMPACT Test System.

Investing Cash Flows

During the six months ended September 30, 2002, net cash used by investing activities was $516,000, compared to $601,000 for the same period in fiscal 2002. The $85,000 decrease in cash used in the first six months of fiscal 2003 over the same period in fiscal 2002 was as a result of the addition of equipment to the manufacturing facility during the first six months of fiscal 2002.

Financing Cash Flows

Net cash provided by financing activities amounted to $9,225,000 during the six months ended September 30, 2002 related to the seventh private placement of common stock with gross proceeds of $10,200,000 and proceeds from the exercise of warrants and options of $56,000.

Net cash provided by financing activities amounted to $3,452,000 during the six months ended September 30, 2001 and primarily related to the initial close of the sixth private placement of 393,916 shares of the Company's Series C Preferred Stock with net proceeds of $10,980,000 less the redemption of the Series B Preferred Stock, resulting in a net net proceeds to the Company of $9,790,000. Proceeds of $6,217,000 from the Series C Preferred Stock placement were held in escrow until March 2002 at which time the Company met its milestone obligations and the proceeds were released to the Company. An additional $52,000 was received from the exercise of stock options and warrants, and payments of $176,000 were made on capital leases.

Results of Operations

Three Months Ended September 30, 2002 vs. September 30, 2001

During the second quarter of fiscal 2003 the Company recognized $164,335 in revenues for the sales of IMPACT Test Systems and Saliva Test Modules. The Company recognized $775,429 as cost of sales in the same quarter, of which $276,270 is a reserve against inventory to offset the higher start-up costs associated with purchases of initial parts, modification of existing IMPACT Test Systems and operational inefficiencies due to training and transfer of manufacturing from R&D. The balance of $499,159 includes costs related to the warranty repair or replacement of IMPACT Test Systems already in the field and units being used for field evaluation, sales demo and internal use. During the same quarter in the prior year, the Company was still in a development stage, and no revenues or cost of goods were recorded. During the quarter ended September 30, 2002, the Company spent $2,067,309 on research and development, $692,618 on general and administrative expenses and an additional $569,365 on selling expenses, as compared with $2,080,238, $553,909 and $523,406, respectively, during the quarter ended September 30, 2001. The decrease of $12,929, or 1%, in research and development expenditures in 2002 is primarily related to decreased staffing as a result of finalization of the product design and transfer from development to manufacturing. General and administrative expenses increased $138,709, or 25%, primarily as a result of costs associated with the transfer to new corporate counsel with resulting fees from both law firms during the transfer period and as a result of increased staffing in the finance department. Selling expenses increased $45,959, or 9%, as a result of increased staffing and focus on selling the IMPACT Test System. Interest expense for the quarter ended September 30, 2002 was $23,162 while interest income was $18,936, as compared to $73,880 and $58,381, respectively, for the same period in 2001.

Six Months Ended September 30, 2002 vs. September 30, 2001

As discussed in press releases and conference calls, the Company was in a backorder situation during the quarter ended June 30, 2002. This backorder position resulted from the decision to incorporate final modifications to the instrument and cassettes prior to filling additional orders; as a result, no revenue was recorded in the first quarter of fiscal 2003. During the second quarter the Company recognized $164,335 in revenues for the sales of IMPACT Test Systems and Saliva Test Modules. The Company recognized $1,031,995 as a cost of sales expense in the six months ended September 30, 2002. Of the cost of sales expense, $526,270 relates to a reserve against inventory to offset the higher start-up costs associated with purchases of initial parts, modification of existing IMPACT Test Systems and operational inefficiencies due to training and transfer of manufacturing from R&D. The balance of $505,275 includes costs related to the warranty repair or replacement of IMPACT Test Systems already in the field and units being used for field evaluation, sales demo and internal use. During the same period of the prior year, the Company was still in a development stage, and no revenues or cost of goods were recorded. During the six months ended September 30, 2002, the Company spent $4,025,484 on research and development, $1,154,411 on general and administrative expenses and an additional $1,121,652 on selling expenses, as compared with $3,808,833, $900,747 and $947,512, respectively, during the six months ended September 30, 2001. The increase of $216,651, or 6%, in research and development expenditures in 2002 is primarily related to increased staffing and related expenses during the final phase of product design and transfer from development to manufacturing. General and administrative expenses increased $253,664, or 28%, primarily as a result of costs associated with the transfer to new corporate counsel with resulting fees from both law firms during the transfer period and as a result of increased staffing in the finance department. Selling expenses increased $174,140, or 18%, as a result of increased staffing and focus on marketing the IMPACT Test System. Interest expense for the six months ended September 30, 2002 was $46,084 while interest income was $28,760, as compared to $113,029 and $93,875, respectively, for the same period in 2001.

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

Critical Accounting Policies

The Company's accounting policies are more fully described in the Annual Report in Note 1 of Notes to the Financial Statements. As disclosed therein, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The Company believes the following critical accounting policies are important to the presentation of the Company's financial condition and results.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Significant management judgment is required to determine the reserve for inventory. The Company currently considers all inventory costs determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead in comparison to market value. At September 30, 2002, the Company's inventory reserve was $301,000, or 7% of its $4,710,285 inventory balance.

Revenue Recognition

The majority of the Company's revenue is expected to be from the sales of the IMPACT® Test System. The Company recognizes revenue in the period in which products are shipped and certain other criteria are met in accordance with the Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

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

The Company expects to achieve profitability not sooner than the quarter ended December 31, 2003. There can be no assurance that the Company's estimate as to costs and timing will be correct. In addition, the Company may not be able to consummate standard commercial banking lines of credit and/or commercial equipment leasing lines on an acceptable and timely basis. Furthermore, if there are any delays in obtaining FDA approval, or if there is a reduced rate of growth in revenues from those anticipated, the Company may require additional funding. In addition, if orders for the Company's product come in faster than anticipated, the Company could require additional financing to expand manufacturing, sales and other capabilities. The Company's inability to meet any such increased demand could result in the cancellation of orders and thus delay the attainment of profitability.

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

Attention has also been drawn to the fact that, if the Company cannot obtain a waiver from CLIA regulation, the cost of running the IMPACT Test System could be higher for potential customers.

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

The Company expects to conduct all manufacturing of the STM's at its own facility. In addition, the Company intends to continue to assemble the current instrument for at least another four to six months or more. If the Company's facility or the equipment in its facility is significantly damaged or destroyed, the Company may not be able to quickly restore manufacturing capacity. The Company has engaged an OEM supplier to final assemble the current instrument in conjunction with its own in-house assembly. The Company's current timetable for transfer of some of the final assembly of the current instrument is during the quarter ending March 31, 2003. The Company could, accordingly, turn over instrument assembly to a number of qualified OEM instrument assembly suppliers in the event of such problems at the Company facility. The Company can use another manufacturer for the final assembly of its instrument because other suppliers furnish the subassemblies and other components. Accordingly, any capable electronics manufacturer would have the capability to produce this type of equipment. The Company has identified several potential electronic manufacturers as potential alternatives to its initial OEM supplier should it so require. However, the cassette is a proprietary device developed by the Company and, accordingly the Company is not currently aware of any alternative manufacturer for the STM.

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

Additional Risk Factors may be found in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company does not hold any investments in market risk sensitive instruments. Accordingly, the Company believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO), and the Controller and Chief Accounting Officer (CAO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CAO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Global Consultants, LLC, dba Global Capital, instituted an action on June 18, 2001 in a California state court against the Company and Linda H. Masterson, Chairman, President and Chief Executive Officer. The plaintiff seeks damages aggregating $4,500,000 for the non-issuance and termination of common stock purchase warrants for an aggregate of 392,275 shares of the Common Stock. The plaintiff's computation of damages is based on the market price of the Common Stock on one day reaching $8.00 per share and on an excessive and unsupportable number of shares subject to the warrants. The plaintiff's second amended complaint does not allege the previously alleged claims relating to fraud, negligence and accounting and for punitive or exemplary damages. The Company believes that the plaintiff's remaining causes of action for beach of contract, conversion and violation of the California statute are without merit. The Company's trial counsel, the law firm of Rosenfeld, Meyer & Susman, LLP, is of the opinion that the probability of any recovery by the plaintiff of damages in excess of ten percent of the Company's current assets (i.e., current assets of $6,841,511 as of September 30, 2002) is remote. The Company is of the further opinion that, even if the plaintiff were able to overcome all of the affirmative defenses and the allegations of the Company's counterclaims, its maximum provable damages are less than a third of that amount. However, unanticipated results in litigation are always possible should this proceeding proceed to trial.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders (the "Annual Meeting") was held on September 12, 2002.

(b) At the Annual Meeting, Roger G. Stoll was elected as a Class A director to serve until the Annual Meeting of Stockholders in 2003 and will serve until his successor is duly elected and qualified. Paul Sandler and Stan Yakatan were elected as Class B directors to serve until the Annual Meeting of Stockholders in 2004 and will serve until his successor is duly elected and qualified.

(c) At the Annual Meeting, votes were taken as to two proposals as follows:

(1) On the proposal to elect Roger G. Stoll as a Class A director, Paul Sandler and Stan Yakatan as Class B directors:

Broker

For Withheld Non-votes

Roger G. Stoll 31,688,808 125,008 0

Paul Sandler 31,623,808 190,008 0

Stan Yakatan 31,623,808 190,008 0

(2) On the proposal to ratify the appointment of Ernst & Young, LLP as independent auditors for the fiscal year ending March 31, 2003:

Broker

For Against Withheld Non-votes

31,764,031 21,640 28,145 0

(e) Not applicable.

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350, as adopted)

(b) Reports on Form 8-K

On July 17, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K related to the Company's Letter to Stockholders, dated July 16, 2002, regarding the Company's current status.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

LIFEPOINT, INC.

(Registrant)

Date: November 13, 2002

By /s/ Linda H. Masterson

Linda H. Masterson

Chief Executive Officer and duly authorized representative

By /s/ Michele A. Clark

Michele A. Clark

Controller and Chief Accounting Officer and duly authorized representative

CERTIFICATIONS

I, Linda H. Masterson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of LifePoint, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002.

/s/ Linda H. Masterson

Linda H. Masterson
Chief Executive Officer

CERTIFICATION

I, Michele A. Clark, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lifepoint, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002.

/s/ Michele A. Clark

Michele A. Clark
Chief Accounting Officer