Form 10-Q
period 2002-12-31
LIFEPOINT INC
filed 2003-02-19
CIK 910523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 31, 2002

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

As of February 10, 2003 - Common stock, $.001 Par Value, 36,539,860 shares

2003 - LifePoint, Inc.

For The Quarter Ended December 31, 2002

Index to Financial Statements

Part I - Financial Information

  Balance Sheets at December 31, 2002 (Unaudited) and March 31, 2002 . 3
  Statements of Operations for the Three and Nine Months Ended

December 31, 2002 and 2001 (Unaudited) 4

  Statements of Cash Flows for the Three and Nine Months Ended

December 31, 2002 and 2001 (Unaudited). 5

  Notes to Financial Statements 6
  Item 2 - Management Discussion and Analysis 16
  Item 3 - Quantitative and Qualitative Disclosure about Market Risk 29
  Item 4 - Controls and Procedures . 29

Part II - Other Information

  Item 1 - Legal Proceedings . 30
  Item 6 - Exhibits and Reports on Form 8-K 31

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
LIFEPOINT, INC.
BALANCE SHEETS
	December 31, 2002	March 31, 2002
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 1,227,280	$ 2,985,364
Accounts receivable, net of allowance for doubtful accounts of $140,000 and $70,000 at December 31, 2002 and March 31, 2002, respectively	140,594	68,987
Inventory, net of allowance for excess inventory of $475,000 and $350,000 at December 31, 2002 and March 31, 2002, respectively (Notes 2 and 4)	5,400,759	1,394,393
Prepaid expenses and other current assets	250,190	202,313
Total current assets	7,018,823	4,651,057
Property and equipment, net	2,391,323	2,322,513
Patents and other assets, net	1,007,176	605,676
	$10,417,322	$ 7,579,246
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 2,914,228	$ 1,611,144
Accrued expenses	420,698	960,595
Capital lease, short-term	443,703	475,338
Total current liabilities	3,778,629	3,047,077
Capital lease, long-term	-	320,271
Convertible debt, net of discount	1,516,750	-
	5,295,379	3,367,348
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred Stock, Series C 10% Cumulative Convertible, $.001
par value, 600,000 shares authorized, 389,791 and 393,916
outstanding at December 31, 2002 and March 31, 2002, respectively	390	394
Common stock, $.001 par value; 75,000,000 shares authorized,
35,879,571 and 32,532,018 shares issued and outstanding
at December 31, 2002 and March 31, 2002, respectively	35,879	32,532
Additional paid-in capital	56,277,184	44,730,409
Notes receivable-key employee	(15,000)	(912,500)
Accumulated deficit	(51,176,510)	(39,638,937)
Total stockholders' equity	5,121,943	4,211,898
	$10,417,322	$ 7,579,246

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	For the		For the
	Three Months Ended		Nine Months Ended
	December 31		December 31
	2002	2001	2002	2001

Revenues (net of sales returns)(Notes 2 and 4)	$ (1,240)	$ 22,910	$ 163,095	$ 22,910

Costs and expenses:
Cost of goods sold	238,433	52,314	1,270,428	52,314
Research and development	1,431,415	2,124,642	5,456,899	5,933,475
Selling expenses	533,022	481,354	1,654,674	1,428,866
General and administrative expenses	644,066	488,653	1,798,477	1,389,400

Total costs and expenses from operations	2,846,936	3,146,963	10,180,478	8,804,055
Loss from operations	(2,848,176)	(3,124,053)	(10,017,383)	(8,781,145)

Interest income (expense) net	(4,031)	(20,634)	(21,355)	(39,788)
Non-cash interest expense	(51,750)	-	(51,750)	-

Total other income (expense)	(55,781)	(20,634)	(73,105)	(39,788)

Net loss	(2,903,957)	(3,144,687)	(10,090,488)	(8,820,933)

Less registration effectiveness fee	-	-	413,615	-
Less preferred dividends	343,867	347,504	1,033,468	655,882

Loss applicable to common stockholders	$ (3,247,824)	$ (3,492,191)	$ (11,537,571)	$ (9,476,815)

Loss applicable to common stockholders
per common share:
Weighted average common shares
outstanding - basic and assuming dilution	35,827,164	31,676,952	35,604,319	31,603,980
Net loss per share applicable to common stockholders	$ (0.08)	$ (0.11)	$ (0.32)	$ (0.30)

Net loss per common share
Weighted average common shares
outstanding - basic and assuming dilution	35,827,164	31,676,952	35,604,319	31,603,980

Net loss per common share	$ (0.08)	$ (0.10)	$ (0.28)	$ (0.28)

The accompanying notes are an integral part of the financial statements.

	LIFEPOINT, INC.
STATEMENTS OF CASH FLOWS	Nine Months Ended December 31,
(unaudited)	2002	2001
Operating Activities
Net loss	$ (10,090,488)	$ (8,820,933)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	483,019	397,641
Interest paid on Series C funds	-	34,730
Stock option compensation expense	-	11,862
Amortization of debt discount	51,750	-
Provision for doubtful accounts	70,000	-
Provision for excess inventory	699,812	-
Changes in operating assets and liabilities:
Accounts receivable	(141,607)	-
Inventories	(4,706,178)	-
Prepaid expenses and other current assets	(47,877)	(575,752)
Other assets	(405,613)	(237,461)
Accounts payable	1,303,084	734,152
Accrued expenses	(172,816)	5,479
Net cash used by operating activities	(12,956,914)	(8,450,282)
Investing Activities
Purchases of property and equipment	(547,718)	(615,678)
Net cash used by investing activities	(547,718)	(615,678)
Financing Activities
Sales of common stock	10,200,000	-
Expenses of common stock offering	(780,112)	-
Sales of preferred stock	-	13,787,085
Series C cash in escrow	-	(5,629,995)
Expenses of preferred stock offering	-	(1,092,278)
Cancellation of Series B preferred stock	-	(3,000,000)
Exercise of stock options	25,834	46,290
Exercise of warrants	180,510	45,000
Proceeds from convertible debt	2,500,000	-
Interest received on notes receivable by officers	(27,778)	-
Payments on capital leases	(351,906)	(286,862)
Net cash provided by financing activities	11,746,548	3,869,240
Decrease in cash and cash equivalents	(1,758,084)	(5,196,720)
Cash and cash equivalents at beginning of period	2,985,364	6,227,894
Cash and cash equivalents at end of period	$ 1,227,280	$ 1,031,174
Supplemental Disclosure of Cash Information:
Cash paid for interest	$ 89,304	$ 117,450
Noncash financing activities:

Value of common stock surrendered as payment on note receivable - key employee	$ 925,278	$ -
Value of common stock options converted to common stock in exchange for note	$ -	$ 176,688
Value of common stock issued and paid-in capital issued as interest on Series C final close	$ -	$ 34,730
Value of common stock issued and additional paid-in capital issued as dividends on preferred stock	$ 1,033,468	$ 655,882
Value of common stock issued and additional paid-in capital issued payment of registration effectiveness fees	$ 780,696	$ -

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Unaudited)

NOTE 1 - Basis of Presentation

In the opinion of LifePoint, Inc. (the "Company"), the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments except as disclosed below) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors that are beyond the control of the Company. This Report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (the "Annual Report").

The Company incurred net losses of $2,903,957 and $10,090,488 for the three and nine months ended December 31, 2002, and had working capital of $3,240,194 and an accumulated deficit of $51,176,510 at December 31, 2002. Based upon its cash on hand at December 31, 2002 of $1,227,280, the Company anticipates it will need additional funding before March 31, 2003 in order to continue as a going concern. The ability of the Company to continue as a going concern will be dependent upon its ability to obtain this additional capital and ultimately to achieve profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has reduced its operating expenses through a reorganization of its operations by reducing its headcount by approximately 40% from September 30, 2002 as well as reducing its facilities expenses, certain research and development expenses and certain outside consulting and contract costs. As the reduction of above expenses alone will not prevent future operating losses, the Company is aggressively seeking further funding in order to satisfy its projected cash needs for at least the next twelve months. The Company will need to continue to rely on outside sources of financing to meet its capital needs for the next fiscal year. The Company's ability to raise the necessary capital cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow in the next fiscal year or ever. If the Company is not able to secure additional funding, it will be required to further scale back its research and development programs, manufacturing, selling, general, and administrative activities and may not be able to continue in business. These financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

NOTE 2 - Summary of Significant Accounting Policies

Reclassification

Certain amounts have been reclassified to conform to the current year financial statement presentation.

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Unaudited)

NOTE 2 - Summary of Significant Accounting Policies (continued)

Inventories

Inventories are priced at the lower of cost or market using the first-in, first-out (FIFO) method.

The Company maintains an allowance against inventory for the potential future obsolescence of excess inventory that is based on the Company's estimate of future sales. A substantial decrease in expected demand for the Company's products, or decreases in the Company's selling prices could lead to excess or overvalued inventories and could require the Company to substantially increase its allowance for excess inventory.

Revenue Recognition

The majority of the Company's revenue is from sales of the IMPACT® Test System, which launched at the end of fiscal 2002. The Company recognizes revenue in the period in which products are shipped, title transferred and acceptance and other criteria are met in accordance with the Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. While the Company believes it has met the criteria of SAB 101, due to delays in receiving payments on some of the Company's initial shipments of products, the Company has elected to record revenue related to shipments made during the quarter ended December 31, 2002 only to the extent the related cash has been collected. The Company also reduced revenue by $20,404 for a product returned during the quarter ended December 31, 2002, resulting in negative net revenue of $1,240. During the quarter ended December 31, 2002, the Company had $146,000 in product shipments to customers that are subject to customer evaluations and acceptance. These product shipments are included in finished goods inventory at cost.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Unaudited)

NOTE 3 - Continuing Operations and Liquidity

On August 28, 2000 the Company entered into a lease financing agreement with Finova Capital Corporation ("Finova") of Scottsdale, Arizona whereby Finova agreed to provide LifePoint with up to a $3,000,000 lease line for the purchase of equipment including up to $500,000 of leasehold improvements. At December 31, 2002 and March 31, 2002, $1,249,930 had been drawn against the line. Each closing schedule has been financed for 36 months at a rate equal to the then current three-year U.S. Treasury Note. At the end of each schedule, LifePoint will have the option to purchase all (but not less than all) of the equipment at 15% of the original equipment cost.

In June 2001, the Company closed an initial round of a private placement and, in September 2001, closed the final round of the private placement. The Company realized $13,787,000 in gross proceeds (less $1,258,955 in expenses related to the private placement) from the sale of 393.916 Series C Units. Each Series C Unit consisted of 1,000 shares of the Series C Preferred Stock and a common stock purchase warrant to purchase 11,670 shares of common stock. The Company had previously realized $3,000,000 in gross proceeds from the sale of 75,000 shares of the then designated Series B Preferred Stock and related common stock purchase warrants. However, the $3,000,000 purchase price for these shares was applied to purchase Units of the Series C Preferred Stock and the shares of the Series B Preferred Stock were cancelled and the related common stock purchase warrants surrendered.

On April 2, 2002, the Company sold 272 private placement units, at $37,500 per unit, to eight accredited investors. Each private placement unit consisted of 10,000 shares of common stock and a common stock purchase warrant expiring April 1, 2007 to purchase 2,000 shares of common stock at $4.50 per share. The Company realized $10,200,000 in gross proceeds and incurred $780,112 in expenses related to the private placement.

On November 12, 2002, the Company entered into a convertible loan agreement with a current investor to provide additional working capital. The maximum loan commitment was $10.0 million, which was to have been drawn as needed over the 30-month life of the agreement, subject to limitations. The $10.0 million maximum commitment was made up of $2.5 million initially available and a $7.5 million balance that was to have been available following a successful due diligence review by the lender. The lender notified the Company on January 29, 2003 that they were exercising their right not to extend the $7.5 million additional funding. The current loan balance of $2.5 million bears interest at a sixteen percent (16%) annual rate payable six percent (6%) in cash on a quarterly basis and ten percent (10%) in cash at maturity. The amount outstanding under the loan and any accumulated interest on the loan may be converted into LifePoint's common stock at a price of $4.00 per share at any time at the option of the lender. In addition, the Company has issued to the lender a warrant with an exercise price of

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Unaudited)

NOTE 3 - Continuing Operations and Liquidity (continued)

$3.00 per share and a term of five years to purchase up to 1.5 million shares of common stock. The loan is collateralized by the assets of the Company. The debt amount presented in the balance sheet of approximately $1.5 million is net of a debt discount of approximately $1 million, which represents the unamortized portion of the value assigned to the warrants using the Black-Scholes Method. The Company believes that the carrying value of this note approximates fair value as the note is at prevailing market interest rates. In addition to the collateralized interest, the agreement calls for achievement of certain revenue and expense based milestones by the Company starting at March 31, 2003 and continuing on a quarterly basis thereafter. Failure to achieve these milestones could result in the issuance of additional five year warrants to purchase up to a maximum of 450,000 shares of Common stock also with an exercise price of $3.00 per share.

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

Based upon cash flow projections, the Company believes the anticipated cash flow from operations will not be sufficient and that it will need to rely on proceeds from future financings to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved, that the Company will be able to achieve profitability or positive cash flow from its operations, that additional financing will be obtained or, if obtained, that the financing will be on terms that are favorable to the Company.

NOTE 4 - Inventory

Inventory is summarized as follows:	December 31,	March 31,
	2002	2002
Raw materials	$3,719,524	$ 940,959
Work in process	1,967,082	803,434
Finished goods (including $146,000, in product under evaluation with customers)	189,153	-
	5,875,759	1,744,393
Less: allowance for excess inventory	475,000	350,000
	$5,400,759	$1,394,393

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Unaudited)

NOTE 5 - Property and Equipment

Property and equipment is summarized as follows:

	Estimated	December 31,	March 31,
	Useful Life	2002	2002
Furniture and fixtures	3 -7 years	$2,710,903	$2,183,102
Test equipment	5 - 7 years	425,768	425,768
Leasehold improvements	3 - 5 years	1,372,966	1,353,052
		4,509,637	3,961,922
Less: accumulated depreciation and amortization		2,118,314	1,639,409
		$2,391,323	$2,322,513

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

On April 26, 2000, the Company entered into a lease agreement for its administrative offices and manufacturing facility commencing May 1, 2000, which terminates on July 31, 2005. In addition to rent of $226,000 per year, LifePoint will pay real estate taxes and other occupancy costs. The Company may elect to terminate the lease at the end of four years and has the right to two two-year renewal options. The lease also provided for rent abatement in three of the first twelve months as a tenant improvement allowance in addition to the $30,000 allowance paid by the lessor.

The Company leases certain equipment under non-cancelable lease arrangements. These capital leases expire on various dates through 2004 and may be renewed for up to 12 months. Furniture, fixtures and equipment included assets acquired under capital leases of $1,503,400 as of December 31, 2002. Accumulated depreciation for assets under capital lease was $609,232 and $415,952 as of December 31, 2002 and March 31, 2002, respectively. See Note 5 - Property and Equipment.

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Unaudited)

NOTE 6 - Commitments and Contingencies (continued)

Significant Contracts

Since October 1997, the Company has been the exclusive licensee from the United States Navy (the "USN") to use the USN's flow immunosensor technology to test for drugs of abuse and anabolic steroids in urine samples. Prior thereto, LifePoint was a sublicensee for the same technology under a license granted by the USN to the then parent of the Company. The license agreement (the "License Agreement") expires February 23, 2010, when the USN patent expires, including any reissues, continuation or division thereof.

In April 1999, the Company and the USN completed negotiations for an expansion of the License Agreement. The new terms expand the field-of-use from drugs of abuse and anabolic steroids in urine samples to include all possible diagnostic uses for saliva and urine. The License Agreement may be terminated by the USN in the event the Company files bankruptcy or is forced into receivership, willfully misstates or omits material information, or fails to market the technology. Either party may terminate the agreement upon mutual consent. The royalty rate payable to the USN is 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales. The minimum royalty payment of $100,000 for calendar years 2003, 2002 and 2001 was paid and no amounts were paid or due for the fiscal year ended March 31, 2000. Minimum annual royalty payments are due each year thereafter.

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

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Unaudited)

NOTE 6 - Commitments and Contingencies (continued)

Litigation

Global Consultants, LLC, dba Global Capital, instituted an action on June 18, 2001 in a California state court against the Company and Linda H. Masterson, as Chairman, President and Chief Executive Officer of the Company. The plaintiff seeks damages aggregating $4,500,000 for the non-issuance and termination of common stock purchase warrants for an aggregate of 392,275 shares of common stock. The plaintiff's computation of damages is based on the market price of the common stock on one day reaching $8.00 per share and on an excessive and unsupportable number of shares subject to the warrants. The plaintiff's second amended complaint does not allege the previously alleged claims relating to fraud, negligence and accounting or claims and for punitive or exemplary damages. The Company believes that the plaintiff's remaining causes of action for beach of contract, conversion and violation of the California Corporations Code are without merit. The Company's trial counsel, the law firm of Rosenfeld, Meyer & Susman, LLP, is of the opinion that the probability of any recovery by the plaintiff of damages in excess of ten percent of the Company's current assets (i.e., current assets of $7,018,823 as of December 31, 2002) is remote. The Company is of the opinion that, even if the plaintiff were able to overcome all of the affirmative defenses and the allegations of the Company's counterclaims, its maximum provable damages are less than a third of that amount. However, unanticipated results in litigation are always possible should this proceeding proceed to trial.

The Company is involved in various other legal proceedings arising in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certaintity, the Company's management, after taking into consideration information furnished by legal counsel, does not believe that any of the proceedings will have a material adverse effect on the operations or financial position of the Company.

NOTE 7 - Stockholders' Equity

Common Stock

On April 2, 2002, the Company sold 272 units, at $37,500 per unit, to eight accredited investors. Each unit consisted of 10,000 shares of common stock and a common stock purchase warrant expiring April 1, 2007 to purchase 2,000 shares of the common stock at $4.50 per share. The Company realized $10,200,000 in gross proceeds and incurred $780,112 in expenses related to the private placement from the sale of the units.

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Unaudited)

NOTE 7 - Stockholders' Equity(continued)

Series B Preferred Stock

On March 29, 2001, the Company sold an aggregate of 75,000 shares of the Company's Series B 20% Cumulative Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock). Each share was entitled to one vote and was convertible into 10 shares of the Company's common stock. Dividends were cumulative and payable annually at a rate of $.20 per share in year one, $.24 per share in year two, $.288 per share in year three and $2.40 per share thereafter. The dividends were payable in shares of Series B Preferred Stock for the first three years after the date of original issuance and in shares of common stock thereafter. The Series B Preferred Stock had preference in liquidation over all other forms of capital stock of the Company at a rate of $40 per share plus all accrued and unpaid dividends.

Each holder of the Series B Preferred Stock was granted a common stock purchase warrant expiring March 28, 2006 to purchase 75,000 shares of common stock at a price of $5.60 per share. As of June 29, 2001, all shares of the Series B Preferred Stock had been exchanged for Series C Preferred Stock and the common stock purchase warrants were replaced with new common stock purchase warrants.

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

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Unaudited)

NOTE 7 - Stockholder's Equity (continued)

By agreement dated August 16, 2001, the Company and the investors unanimously agreed that a holder could convert a share of the Series C Preferred Stock at an initial conversion price of $3.00 (not $3.50) into 11.67 shares (not 10 shares) of common stock. In addition, the exercise price of the Investor Warrants was reduced from $3.50 to $3.00 per share. A holder would also receive 11,670 shares, not 10,000 shares, upon exercise of an Investor Warrant included in a Unit. Furthermore, the provision requiring quarterly resets of the exercise price of the Investor Warrants based on the market prices for common stock during the first year was deleted. The changes to the Series C Preferred Stock were to become effective only if the related certificate of designation governing the terms and conditions was so amended. This action would have required the consent or approval of the holders of a majority of the outstanding shares of common stock. However, the investors agreed, as of November 21, 2001, to waive the requirement of an amendment to the certificate of designation. They will instead rely on a contractual commitment by the Company to honor conversions on the basis set forth above. Such action is permitted by Delaware law, which governs the Company.

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

To assist the Company in bridging the gap between December 31, 2001 and receiving the escrowed funds, on February 1, 2002, General Conference Corporation of Seventh-day Adventists, the Company's largest stockholder and one of the investors with escrowed purchase proceeds and securities, loaned the Company $1,500,000 with a 5% per annum interest rate. The loan was paid in full from the first escrow release along with interest of $10,685. The Company also issued a warrant to the General Conference Corporation to purchase 500,000 shares of common stock at $3.25 per share.

On the last date of each of the Company's fiscal quarters, commencing December 31, 2001, in which shares of the Series C Preferred Stock are outstanding, the Company is required to redeem all accrued and unpaid dividends as of such date. Dividends are paid at 10% per year through June 30, 2004 and 5% per year thereafter. The Company currently elects to pay the dividend by the issuance of shares of common stock to each holder of the Series C Preferred Stock. The number of shares of common stock issued is calculated by dividing the aggregate amount of dividend then due on the shares of the Series C Preferred Stock by the market price of the common stock on such date. Market price is calculated as the average closing sales price for the twenty trading days preceding the close of the quarter. For the quarter ended December 31, 2002 the Company paid $346,078 through the issuance of 179,501 shares of common stock.

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Unaudited)

NOTE 7 - Stockholders' Equity (continued)

Series C Preferred Stock (continued)

As a result of a registration statement for the shares of common stock issuable upon conversion of the Series C Preferred Stock not being declared effective by January 2002, the Company became obligated to pay an effectiveness registration penalty fee. The total fee due to the Series C Preferred Stock holders was $780,700, of which $367,000 was accrued but unpaid in fiscal 2002; the balance of $413,700 was recognized in the quarter ended June 30, 2002. The Company issued a total of 260,232 shares of common stock, with a market value of $3.00 per share as payment of this fee. In May 2002, the Company issued 191,294 shares of common stock, and an additional 68,938 shares of common stock were issued in July 2002 to complete payment of the registration penalty fee.

As of December 31, 2002, there were 389,791 shares of the Series C Preferred Stock and warrants to purchase an aggregate of 4,597,002 shares of the common stock outstanding. During the quarter ended December 31, 2002, a holder converted 2,500 shares of the Series C Preferred Stock into 29,175 shares of common stock.

NOTE 8 - New Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will increase the amount of disclosures in the quarterly financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

   As of December 31, 2002, the Company had an accumulated deficit of $51,176,510. Until recently, when the Company initiated manufacturing and sales, the Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company has just begun generating revenue from product sales. There can be no assurance as to when the Company will achieve profitability, if at all. Revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors that may affect operating results include: a) the length of time to close product sales; b) customer budget cycles; c) the implementation of cost reduction measures; d) the timing of required approvals from government agencies, such as the Food and Drug Administration; and e) the timing of new product introductions by the Company and its competitors. As of the date of this filing, there is substantial doubt about the Company's ability to continue as a going concern due to its historical negative cash flow and because the Company does not have sufficient committed capital to meet its projected operating needs for at least the next twelve months.

The Company cannot guarantee that additional funding will be available when needed or on favorable terms. If it is not, the Company will be required to scale back its research and development programs, manufacturing, and selling, general, and administrative activities, or otherwise reduce or cease operations and its business and financial results and condition would be materially adversely affected.

Prior to December 2001, the Company had not produced any revenues as a result of its being a development stage company. The Company had been dependent on the net proceeds derived from seven private placements pursuant to Regulation D under the Securities Act to fund its operations. The next four paragraphs describe the private placements from early 2000 through December 31, 2002.

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

On November 12, 2002, the Company entered into a convertible loan agreement with a current investor to provide additional working capital. The maximum loan commitment was $10.0 million, which was to have been drawn as needed over the 30-month life of the agreement, subject to limitations. The $10.0 million maximum commitment was made up of $2.5 million initially available and a $7.5 million balance that was to have been available following a due diligence review by the lender. The lender notified the Company on January 29, 2003 that they were exercising their right not to extend the $7.5 million additional funding. The current debt balance of $2.5 million bears interest at a sixteen percent (16%) annual rate payable six percent (6%) in cash on a quarterly basis and ten percent (10%) in cash at maturity. The loan and accumulated interest payable may be converted into LifePoint's common stock at a price of $4.00 per share at the option of the lender. The Company has issued to the lender a warrant with an exercise price of $3.00 per share and a term of five years to purchase 1.5 million shares of common stock. The debt amount presented in the balance sheet of approximately $1.5 million is net of a debt discount of approximately $1 million, which represents the unamortized portion of the value assigned to the warrants using the Black-Scholes method. The Company believes that the carrying value of this note approximates fair value as the note is at prevailing market interest rates. The agreement is collateralized by the assets of the Company. In addition to the collaterized interest, the agreement calls for achievement of certain revenue and expense based milestones by the Company starting at March 31, 2003 and continuing on a quarterly basis thereafter. Failure to achieve these milestones would result in the issuance of additional warrants on terms similar to those described above.

The Company is aggressively seeking further financing as it anticipates that it will need additional funding before March 31, 2003 in order to continue as a going concern. The Company will continue to rely on outside sources of financing to meet its capital needs for at least the next twelve months. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, it will be required to further scale back its research and development programs, manufacturing, and selling, general, and administrative activities and may not be able to continue as a going concern.

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

The Company is utilizing distributors and/or partners for sales and service of its products in the international markets. The distributors the Company has elected to work with have knowledge of their respective markets and local rules and regulations. The Company has entered into, or is about to enter into, distribution agreements with sixteen distributors covering twenty-five countries in Europe and the Pacific Rim. There can be no assurance as to when or if the outstanding agreements will be completed. All international transactions are billed in US dollars and, therefore, no currency risk is involved.

The Company has completed 510(k) submissions to the Food and Drug Administration (the "FDA") for the IMPACT Test System and the NIDA-5 drugs of abuse and is waiting for clearance of the submissions prior to selling its product in the US regulated markets. The Company made its first FDA submission on Quality Check in early April, and now has permission to market this product to medical markets in the United States. The Company recently received a request for clarification from the FDA and expects to respond within the next two weeks. There can be no assurance as to when or if the FDA will grant clearance on these products.

On March 6, 2000 and June 16, 2000, the Compensation Committee authorized that executive officers and senior staff designated as significant employees, who are optionees under the LifePoint, Inc. 1997 Stock Option Plan ("the 1997 Option Plan") and the 2000 Option Plan, respectively, or who hold common stock purchase warrants may exercise an option or a warrant by delivering a promissory note (the "Note") to the order of the Company. On December 15, 2000, the Board of Directors authorized that an executive officer who has executed, or will in the future execute, a Note in payment of the exercise price for an option or warrant may, at his or her election, surrender to the Company shares of common stock to pay off the Note. The number of shares surrendered is determined by taking the total principal on the Note plus all accrued interest and dividing it by the Fair Market Value (as defined in the 2000 Option Plan) on the date of surrender. On December 2, 2002 Linda H. Masterson, Chief Executive Officer, surrendered 424,586 shares to payoff Notes due to the Company totaling $897,500 in principal and $36,588 in interest. Ms. Masterson has no further Notes due to the Company. As of December 31, 2002, a single Note for $15,000 was outstanding with a due date of September 14, 2006 and bearing interest at the rate of 9%. A detailed list of the Notes due from officers and senior staff as of March 31, 2002 may be found in Item 13 Certain Relationships and Related Transactions in the Company's Annual Report on Form 10-K. All other Notes previously issued have been fully repaid, including interest payments. Due to the recent changes enacted under The Sarbanes-Oxley Act of 2002, the Company will accept no further Notes in favor of the Company from executive officers covered by the Sarbanes-Oxley Act.

If all of the common stock purchase warrants that were outstanding on December 31, 2002 were exercised (15,714,888 shares), the Company would realize $45,069,302 in gross proceeds. If all of the options pursuant to the Company's two Stock Option Plans to purchase an aggregate of 2,690,371 shares outstanding on December 31, 2002, were subsequently exercised, the Company would realize $7,346,495 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised, especially as to the options, which were not all currently exercisable as of December 31, 2002. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

Operating Cash Flows

Net cash used for operations for the nine months ended December 31, 2002 amounted to $12,957,000 as compared to $8,450,000 for the same period ended December 31, 2001, an increase of $4,507,000, as a result of increased staffing and inventory build-up associated with the commercialization of the IMPACT Test System.

Investing Cash Flows

During the nine months ended December 31, 2002, net cash used by investing activities was $548,000, compared to $616,000 for the same period in fiscal 2002. The $68,000 decrease in cash used in the first nine months of fiscal 2003 over the same period in fiscal 2002 was as a result of the addition of equipment to the manufacturing facility during the first nine months of fiscal 2002.

Financing Cash Flows

Net cash provided by financing activities amounted to $11,747,000 during the nine months ended December 31, 2002 related to the seventh private placement of common stock with gross proceeds of $10,200,000 and proceeds from the exercise of warrants and options of $206,000.

Net cash provided by financing activities amounted to $3,869,000 during the nine months ended December 31, 2001 and primarily related to the close of the sixth private placement of 393,916 shares of the Company's Series C Preferred Stock with net proceeds of $13,787,000 less the redemption of the Series B Preferred Stock, resulting in net proceeds to the Company of $10,787,000. Proceeds of $5,630,000 from the Series C Preferred Stock placement were held in escrow until March 2002 at which time the Company met its milestone obligations and the proceeds were released to the Company. An additional $91,000 was received from the exercise of stock options and warrants.

Results of Operations

Three Months Ended December 31, 2002 vs. December 31, 2001

Due to delays in receiving payments on some of the Company's initial shipments of products, the Company has elected to record revenue related to shipments made during the quarter ended December 31, 2002 only to the extent the related cash has been collected. The Company also reduced revenue by $20,404 for a product returned during the quarter ended December 31, 2002, resulting in negative net revenue of $1,240. The Company recognized $238,433 as cost of sales in the same quarter, of which $173,543 represents a provision for excess inventory and the balance of which is to offset the higher start-up costs associated with purchases of initial parts, modification of existing IMPACT Test Systems and operational inefficiencies due to training and transfer of manufacturing from R&D. During the quarter ended December 31, 2002, the Company had $146,000 in product shipments that are subject to customer evaluation and acceptance. These product shipments are included in inventory at cost. During the same quarter in the prior year, the Company recognized its first revenues of $22,910, and cost of sales of $52,300. During the quarter ended December 31, 2002, the Company spent $1,431,420 on research and development, $644,070 on general and administrative expenses and an additional $533,020 on selling expenses, as compared with $2,124,640, $488,650 and $481,350, respectively, during the quarter ended December 31, 2001. The decrease of $693,220, or 33%, in research and development expenditures in 2002 is primarily related to decreased staffing as a result of finalization of the product design and transfer from development to manufacturing. General and administrative expenses increased $155,420, or 32%, primarily as a result of increased legal expense during the quarter and increased staffing in the finance department. Selling expenses increased $51,670, or 11%, as a result of increased staffing and focus on selling the IMPACT Test System. Interest expense for the quarter ended December 31, 2002 was $94,970, and includes $51,750 of non-cash interest expense, while interest income was $39,190, as compared to $39,150 and $18,520, respectively, for the same period in 2001.

Nine Months Ended December 31, 2002 vs. December 31, 2001

As discussed in press releases and on conference calls, the Company was in a backorder situation during the quarter ended June 30, 2002. This backorder position resulted from the decision to incorporate final modifications to the instrument and cassettes prior to filling additional orders; as a result, no revenue was recorded in the first quarter of fiscal 2003. During the nine months ended December 31, 2002 the Company recognized $163,100 in revenues for the sales of IMPACT Test Systems and Saliva Test Modules. The Company recognized $1,270,430 as a cost of sales expense in the nine months ended December 31, 2002. Of the cost of sales expense, $699,800 relates to a reserve against inventory to offset the higher start-up costs associated with purchases of initial parts, modification of existing IMPACT Test Systems and operational inefficiencies due to training and transfer of manufacturing from R&D. The balance of $570,630 includes costs related to the warranty repair or replacement of IMPACT Test Systems already in the field and units being used for field evaluation, contingent sales and internal use. During the same period of the prior year, the Company recognized its first revenues of $22,910, and cost of sales of $52,300. During the nine months ended December 31, 2002, the Company spent $5,456,900 on research and development, $1,798,480 on general and administrative expenses and an additional $1,654,670 on selling expenses, as compared with $5,933,480, $1,389,400 and $1,428,870, respectively, during the nine months ended December 31, 2001. The decrease of $476,580, or 8%, in research and development expenditures in 2002 primarily related to decreased staffing as a result of finalization of the product design and transfer from development to manufacturing. General and administrative expenses increased $409,080, or 29%, primarily as a result of costs associated with the transfer to new corporate counsel with resulting fees from both law firms during the transfer period and as a result of increased staffing in the finance department. Selling expenses increased $225,800, or 16%, as a result of increased staffing and focus on marketing the IMPACT Test System. Interest expense for the six months ended December 31, 2002 was $141,050, including $51,750 in non-cash interest expense, while interest income was $67,950, as compared to $117,450 and $112,390, respectively, for the same period in 2001.

Forward-Looking Statements

Some of the information in this Report may contain forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward looking" information. When considering forward-looking statements, a stockholder or potential investor in LifePoint should keep in mind the risk factors and other cautionary statements in the Company's Annual Report on Form 10-K and the risk factors in this Quarterly Report. Forward-looking statements could involve known and unknown risks, uncertainties and other factors that might materially alter the actual results suggested by the statements. In other words, although forward-looking statements may help to provide complete information about future prospects, the Company's performance may be quite different from what the forward-looking statements imply. The forward-looking statements are made as of the date of this Report and LifePoint undertakes no duty to update these statements.

Inflation

The Company believes that inflation has not had a material effect on its results of operations.

Critical Accounting Policies

The Company's accounting policies are more fully described in the Annual Report in Note 1 of Notes to the Financial Statements. As disclosed therein, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The Company believes the following critical accounting policies are important to the presentation of the Company's financial condition and results.

Inventories

Inventories are priced at the lower of cost or market using the first-in, first-out (FIFO) method. The Company maintains an allowance against inventory for the potential future obsolescence of excess inventory that is based on the Company's estimate of future sales. A substantial decrease in expected demand for the Company's products, or decreases in the Company's selling prices could lead to excess or overvalued inventories and could require the Company to substantially increase its allowance for excess inventory.

Revenue Recognition

The majority of the Company's revenue is from sales of the IMPACT® Test System, which launched at the end of fiscal 2002. The Company recognizes revenue in the period in which products are shipped, title transferred and acceptance and other criteria are met in accordance with the Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. While the Company believes it has met the criteria of SAB 101, due to delays in receiving payments on some of the Company's initial shipments of products, the Company has elected to record revenue related to shipments made during the quarter ended December 31, 2002 only to the extent the related cash has been collected. The Company also reduced revenue by $20,404 for a product returned during the quarter ended December 31, 2002, resulting in negative net revenue of $1,240. During the quarter ended December 31, 2002, the Company had $146,000 in product shipments to customers that are subject to customer evaluations and acceptance. These product shipments are included in finished goods inventory at cost.

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

The Company has a need for additional financing to continue or expand its business.

The ability of the Company to continue as a going concern will be dependent upon its ability to achieve profitable operations and to obtain additional capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is aggressively seeking further funding in order to satisfy its projected cash needs for at least the next twelve months. The Company will need to continue to rely on outside sources of financing to meet its capital needs for at least the next fiscal year. The Company's ability to raise the necessary capital cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow in the next fiscal year or ever. If the Company is not able to secure additional funding, it will be required to further scale back its research and development programs, manufacturing, selling, general and administrative activities and may not be able to continue in business. Furthermore, if there is a reduced rate of growth in revenues from those anticipated, the Company may require additional funding. In addition, if orders for the Company's product come in faster than anticipated, the Company could require additional financing to expand manufacturing, sales and other capabilities. The Company's inability to meet any such increased demand could result in the cancellation of orders and thus delay the attainment of profitability.

We will be increasing the demands on our limited resources as we transition our efforts from research and development to production and sales.

The Company currently has limited financial and personnel resources. We have only recently begun to transition from a research and development focused organization to a production and sales organization. To successfully manage this transition, we will be required to grow the size and scope of our operations, maintain and enhance our financial and accounting systems and controls, hire and integrate new personnel and manage expanded operations. In particular, the Company does not currently have a Chief Financial Officer but has commenced a search for one. There can be no assurance that the we will be able to identify, hire and train qualified individuals as the Company transitions and expands. Our failure to manage these changes successfully could have a material adverse effect on the quality of our products and technology, our ability to retain customers and key personnel and our operating results and financial condition.

Transition to an operational company may strain managerial, operational and financial resources.

The Company expects to encounter the risks and difficulties frequently encountered by companies that have recently made a transition from research and development activities to commercial production and marketing. The Company has set forth below certain of these risks and difficulties in this section "Risk Factors." As an example, the transition from a development stage company to a commercial company may strain managerial, operational and financial resources. If the Company's product achieves market acceptance, then the Company will need to increase the number of employees, significantly increase manufacturing capability and enhance operating systems and practices. The Company can give no assurances that it will be able to effectively do so or otherwise manage future growth.

Our IMPACT Test System may have a lengthy sales cycle in some markets and our customers may decide to cancel or change their product plans, which could cause us to lose anticipated sales.

Based on our early stages of product sales and the new technology represented by our product, our customers test and evaluate our product extensively prior to ordering our product. In some markets, our customers may need three to six months or longer to test and evaluate our product prior to ordering. Due to this lengthy sales cycle, we have and may continue to experience delays from the time we increase our operating expenses and our investments in inventory until the time that we generate revenues for these products. It is possible that we may never generate any revenues from these products after incurring such expenditures. The delays inherent in our lengthy sales cycle in some markets increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, our business, financial condition and results of operations could be materially and adversely affected if significant customers curtail, reduces or delay orders.

Through the early stages of product release, our average product cycles have tended to be short and, as a result, we may hold excess or obsolete inventory which could adversely affect our operating results.

While our sales cycles in our initial markets have been long, our current average product life cycles tend to be short as a result of the rapidly changing product designs we make based on customer feedback. As a result, the resources devoted to product sales and marketing may not generate material revenues for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing and inventory expenses in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions and we still have higher cost products in inventory, our operating results would be harmed.

Unexpected problems as to how the Company's product functions can delay receipt of revenues and ultimately delay the Company attaining profitability.

The Company has experienced delays in delivering product after launch because of unanticipated performance problems that had arisen first in the Company's own testing in its research and development facility and later at clinical, marketing, pilot and customer sites. The Company had made a commitment to itself and to its stockholders and prospective customers not to release its product for sale until the Company was confident that its product met or exceeded customer's expectations. In many markets, the Company will get only one chance with a customer. Therefore, if a customer's initial experience with the product is not good, it is very difficult to go back a second time. Accordingly, when a product performance problem surfaced, the Company elected to delay the product release.

By delaying the time of product shipments, these product problems delayed receipt of revenues and increased the Company's need for additional financing. Any future delays due to product problems could further delay the Company's ability to obtain revenues and will increase the Company's need for additional financing. Any future delays in receiving revenues will also delay the Company's opportunity to achieve profitability.

Attention is also directed to the possible delays at the FDA described in this section "Risk Factors."

The Company will face competition from new and existing diagnostic test systems.

The Company has begun to compete with many companies of varying size that already exist or may be founded in the future. Substantially all of their current competitors either use urine or blood samples as a specimen to test for drugs of abuse or use breath, saliva, or blood samples to test for alcohol. In addition, the Company recognizes that other products performing on-site testing for drugs in blood or saliva may be developed and introduced into the market in the future.

The Company also faces as competitors BioSite Diagnostics Inc., Syva Company (a division of Dade International Inc.), Roche Diagnostics (a division of Hoffman La Roche, Inc.) and at least five other major pharmaceutical companies. All of these competitors currently use urine as the specimen for on-site drug testing. Almost all of these prospective competitors have substantially greater financial resources than the Company to develop and market their products.

With respect to breath testing for the presence of alcohol, the Company will compete with CMI, Inc., Intoximeters, Inc., Draeger Safety, Inc., and other small manufacturers.

Furthermore, because of the time frame it has taken the Company to bring its product to market, the Company's competition may have developed name recognition among customers that will hinder future marketing efforts by the Company.

Failure to comply with the substantial governmental regulation to which the Company is subject may adversely affect its business.

The Company cannot market its saliva based testing device to hospitals and other medical facilities unless the Company has obtained FDA approval. In addition, the FDA has announced its intention also to regulate marketing of drug and alcohol testing devices to the industrial market in the United States. There can be no assurance that the Company will attain FDA approval on a timely basis, if at all. In addition, if the FDA determines to regulate the industrial market in the United States, this will delay the receipt of revenues by the Company in this market.

In addition, if the Company cannot obtain a waiver from CLIA regulation, the cost of running the IMPACT Test System could be higher for potential medical customers.

The Company may not be able to expand its manufacturing operations adequately or as quickly as may be required to meet expected orders.

The Company first began its manufacturing process in January 2001. The Company expects that it could take up to nine months to complete the full automation of the saliva test module assembly line, once started. However, the Company has not as yet made any significant deliveries of its product and has not yet commenced the automation of the assembly line. Accordingly, the Company has not as yet demonstrated the ability to manufacture its product at the capacity necessary to support expected commercial sales.

The Company expects to conduct all manufacturing of the saliva test modules at its own facility. In addition, the Company intends to continue to assemble the current instrument that employs the modules for at least another four to six months or more. If the Company's facility or the equipment in its facility is significantly damaged or destroyed, the Company may not be able to quickly restore manufacturing capacity. The Company has engaged an OEM supplier to final assemble the current instrument in conjunction with its own in-house assembly. The Company's current timetable for transfer of some of the final assembly of the current instrument is during the quarter ending September 30, 2003. The Company could, accordingly, turn over instrument assembly to a number of qualified OEM instrument assembly suppliers in the event of insufficient capacity or other issues at the Company facility. The Company can use another manufacturer for the final assembly of its instrument because other suppliers furnish the subassemblies and other components. Accordingly, any capable electronics manufacturer would have the capability to produce this type of equipment. The Company has identified several electronic manufacturers as potential alternatives to its initial OEM supplier should it so require. However, the cassette is a proprietary device developed by the Company and, accordingly the Company is not currently aware of any alternative manufacturer for the saliva test module.

Legal precedent has not yet been established for upholding the results of LifePoint's diagnostic test system.

The legal precedents for performing drug and alcohol testing in both law enforcement and the industrial workplace have been well established. Blood and urine testing are the currently accepted standard samples for drugs. Blood, breath and saliva are the currently accepted standard samples for alcohol. However, several saliva-based drug tests are beginning to be used. The Company believes that its product meets both the Daubert and Frye standards for admission as scientific evidence in court. These two standards have been adopted in all 50 states. These standards require acceptance of the Company's product or technology by members of the scientific community and proven performance equal to currently used methods. The Company anticipates that the papers it has presented over this past year and the papers that it will publish from its field evaluations currently being completed will enable it to meet this requirement prior to the first legal challenge to its product. However, the Company cannot give any assurance that its technology will be accepted. Until the Company's product is challenged in court, legal precedence will not have occurred.

The desire to use saliva for drug testing in the workplace market is very strong. As an example, the Substance Abuse and Mental Health Services Administration ("SAMHSA"), the federal agency that regulates drug testing on federal safety-sensitive workers, has indicated that it is in the process of adding saliva to the list of applicable technologies for drug testing of federal safety sensitive personnel. Currently, saliva or other bodily substances testing of employees for drugs is permitted in all states but Maryland.

State laws are being revised on an ongoing basis to allow law enforcement officers to use saliva as a specimen for testing for drivers believed to be under the influence of drugs or alcohol. Currently, saliva and other bodily substance testing for DUI testing with consent is permitted in all states. However, such testing will be subject to a variety of factors. Saliva or other bodily substances for DUI testing for drugs or alcohol is specifically permitted in 24 states. Additional efforts will be needed to change the laws in states which have not adopted saliva as a test specimen. The Company believes this change will occur because law enforcement officials are anxious to have a non-invasive test method for drug testing and are willing to support legislation. The Company is currently working on draft legislation for this joint effort. Nevertheless, the Company cannot give assurance as to when and if this legislation will be adopted in the other states.

Also, the National Highway and Traffic Safety Administration must approve alcohol test products for Department of Transportation use, either as a screening method or an evidentiary method. The Company believes that its product meets the requirements of an evidentiary product. Nevertheless, because the Company has not yet submitted its product for approval, it cannot guarantee acceptance by this governmental agency.

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

In addition, should it be successfully claimed that the Company has infringed on the technology of another company, the Company may not be able to obtain permission to use those rights on commercially reasonable terms. The payment of a royalty or licensing fee to any such company would also add to costs of operations and thereby adversely affect the Company's results of operations.

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

  Regulations (including customs regulations) can be adopted by these foreign countries which may slow, limit or prevent the Company's marketing its product.

  In addition, the Company has not yet sought to market product outside of Western Europe, Asia and other foreign countries in which the Company attempts, through distributors, to market its product may require compliance with regulations different from those with which it has experience.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Global Consultants, LLC, dba Global Capital, instituted an action on June 18, 2001 in a California state court against the Company and Linda H. Masterson, as Chairman, President and Chief Executive Officer of the Company. The plaintiff seeks damages aggregating $4,500,000 for the non-issuance and termination of common stock purchase warrants for an aggregate of 392,275 shares of common stock. The plaintiff's computation of damages is based on the market price of common stock on one day reaching $8.00 per share and on an excessive and unsupportable number of shares subject to the warrants. The plaintiff's second amended complaint does not allege the previously alleged claims relating to fraud, negligence and accounting or claims for punitive or exemplary damages. The Company believes that the plaintiff's remaining causes of action for beach of contract, conversion and violation of the California Corporation Code are without merit. The Company's trial counsel, the law firm of Rosenfeld, Meyer & Susman, LLP, is of the opinion that the probability of any recovery by the plaintiff of damages in excess of ten percent of the Company's current assets (i.e., current assets of $7,002,593 as of December 31, 2002) is remote. The Company is of the further opinion that, even if the plaintiff were able to overcome all of the affirmative defenses and the allegations of the Company's counterclaims, its maximum provable damages are less than a third of that amount. However, unanticipated results in litigation are always possible should this proceeding proceed to trial.

On or about January 2, 2003, the Company received a complaint filed in the Superior Court for the County of San Bernardino, alleging claims for breach of contract and common counts. The complaint alleges that the Company ordered and received parts from Trend Industries/Trojan for which it has not paid and seeks damages in an amount exceeding $200,000. The Company's responsive pleading is due on or before February 25, 2003. The Company disputes the claim. The Company, under the supervision and guidance of its Audit Committee, is currently investigating the claim, however, this investigation is only in preliminary stages. The impact of this complaint and related investigation on the financial statements, if any, cannot be determined by management at this time.

On or about February 7, 2002, the Company received a complaint filed by Solid Concepts in the Superior Court for the County of Los Angeles alleging a claim for breach of contract and seeking damages in excess of $85,000 arising out of certain products allegedly ordered by the Company and specially manufactured by Solid Concepts. On February 13, 2002, Solid Concepts filed and served an Application for a Writ of Attachment in which it seeks to have the court order that it is entitled to secure certain assets of the Company in an amount not exceeding $85,000 pending the outcome of the case. The Company's opposition to the Application for a Writ of Attachment is due not later than February 28, 2002. Company management believes the claim is without merit. The Company, under the supervision and guidance of its Audit Committee is currently investigating the claim to determine the bona fides thereof, however, this investigation is also only in preliminary stages.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350, as adopted)

(b) Reports on Form 8-K

On November 14, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K related to the Company's Letter to Stockholders, dated November 14, 2002, regarding the Company's current status.

On November 18, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K related to the signing of the Company's credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

LIFEPOINT, INC.

(Registrant)

Date: February 19, 2003 By /s/ Linda H. Masterson

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

Date: February 19, 2003

/s/ Linda H. Masterson

Linda H. Masterson
Chief Executive Officer

CERTIFICATIONS (Continued)

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

Date: February 19, 2003

/s/ Michele A. Clark

Michele A. Clark
Chief Accounting Officer