Form 10-K
period 2003-03-31
LIFEPOINT INC
filed 2003-07-14
CIK 910523

3: SECURITIES AND EXCHANGE COMMISSION

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended March 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12B-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $13,309,562 (based on the closing price of Registrant's Common Stock on the American Stock Exchange at July 7, 2003, or $0.35 per share). This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 7, 2003, there were 38,027,320 shares of the registrant's Common Stock, and 389,791 shares of the Series C Preferred Stock.

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

Business Summary

On February 26, 2002 the Company released the IMPACT Test System for sale to the international and domestic forensic markets. Since its release there have been a number of engineering improvements and retrofitting of the products in the field. The IMPACT Test System is a proprietary system that generates almost immediate, diagnostic results for a broad variety of substances by non-invasively testing saliva. The first product tests for a variety of substances of abuse, specifically for the following five commonly used drugs of abuse: cocaine, opiates (such as heroin and morphine), phencyclidine (PCP), amphetamine (including methamphetamine), and tetrahydrocannabinol (THC, marijuana) (collectively the "Drugs of Abuse"), and/or alcohol.

The Company is initially marketing the product in the United States in markets not regulated by the Food and Drug Administration (the "FDA"), such as law enforcement and criminal justice testing, and in Europe and certain Asian countries where no FDA clearance is required. The Company will only be able to commence marketing of the product in the United States FDA regulated markets, such as medical markets, when FDA clearance is obtained. The Company anticipates such clearance to occur shortly after the Company responds to FDA clarification questions, if such approval is obtained. Usually, FDA 510(k) clearance takes approximately 100 days (based on the current experience of other companies at the FDA) after completion of submissions. The Company has begun the submission process with the FDA and intends to apply for a total of at least nine separate FDA clearances; six submissions have been initiated to date. There can be no assurance as to when and if the Company will complete its submissions to the FDA, as to when and if the FDA will give its clearance and as to when and if marketing in either medical or other regulated markets will commence. Management recognizes that, although FDA clearance is not generally required for use of drug testing for non-medical purposes, such as law enforcement agencies' testing or international markets, FDA clearance of the product may assist the Company's marketing in the United States to such customers. See the sections "Governmental Regulation" and "Marketing and Distribution" under this caption "Business."

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

Products

IMPACT Test System - Instrument

The IMPACT Test System is, to the Company's knowledge, the first saliva-based, on-site drug and alcohol testing system that delivers simultaneous, blood-comparable results for drugs of abuse and quantitative results for alcohol within five minutes. The product and its technologies provide the advantages of non-invasive sample collection, accuracy, speed, and convenience.

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

The Company believes that the IMPACT Test System's unique effectiveness begins with flow immunosensor technology, which is licensed from the USN. The flow immunosensor technology, a kinetic immunoassay, is simple, rapid, and often as sensitive as laboratory-based immunoassays. Up to ten assays can be performed in a single test panel on a single specimen with results within five minutes. Most importantly, the flow immunosensor technology can produce semi-quantitative results. Other on-site methods, such as lateral flow membrane technology, are not nearly as sensitive or rapid. More importantly, they can only provide "yes/no" qualitative results - even when an instrument reader is used.

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

Provides rapid collection and results within five minutes

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

Automatic quality check of instrument systems to ensure proper function

Automatic quality control

Automatic sample processing and analysis

Delivers and stores electronic and hard-copy test results

Laboratory quality test results

Automatic result interpretation

User definable breakpoints

The Company plans the development of a portable test system that will enable law enforcement officers to carry the device in all vehicles and will allow for on scene diagnostics by EMTs and paramedics.

Saliva Test Modules

150:

The Saliva Test Modules ("STM") are designed to work with the IMPACT Test System to test for a variety of molecules. Each STM consists of the mouthpiece, tubing and test cassette. The initial STM's are:

  1250 STM tests for the five common US drugs of abuse (marijuana, cocaine, amphetamines/meth-amphetamines and opiates (heroin), and PCP).
  1255 STM test for the five above drugs of abuse and alcohol simultaneously
  1251 STM tests for marijuana, cocaine, amphetamines/meth-amphetamines, opiates and benzodiazepines
  1256 STM tests for marijuana, cocaine, amphetamines/meth-amphetamines, opiates and benzodiazepines and alcohol simultaneously

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

License Agreements

In April 1999, the Company and the USN completed negotiations for an expansion of the ten-year license agreement (the "License Agreement") originally granted to the Company's then parent ("SAT") in 1992 and transferred to the Company in 1997. The original License Agreement covered the exclusive use by the Company of the USN's technology (U.S. Patent No. 5,183,740, "Flow Immunosensor Method and Apparatus," issued on February 2, 1993) for testing saliva for drugs of abuse. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva. In addition, the royalty rate was reduced to 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales from the previous 10% on all LifePoint product sales. The minimum royalty payment was reduced to $50,000 in 2001 and $100,000 a year thereafter versus the previous $100,000 per year. The License Agreement may be terminated by the USN in the event the Company files bankruptcy or is forced into receivership, willfully misstates or omits material information, or fails to market the technology. Either party may terminate the agreement upon mutual consent. Termination of the Licensing Agreement for the USN patent would end the Company's rights to develop products under the patent. Termination of the license would require the Company to make changes to its products that could further delay marketing thereof.

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

Pursuant to an amendment dated May 1993 to the CRDA, the NRL waived such right of first election with respect to the lyophilization process for the freeze-drying of immunoassay chemicals, provided that SAT filed an approved patent application on such process within three months from the date of execution of the amendment. The approved patent application was filed on July 16, 1993 and issued as U.S. Patent No. 5,354,654 "Lyophilized Ligand-Receptor Complexes for Assays and Sensors" on October 11, 1994. SAT assigned the patent to the Company in January 1993.

Other Patents

In addition to the above, the Company has rights under the following patents:

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

U.S. Patent No. 6,472,228 "Composition and methods for synthesis of novel tracers for detecting amphetamine and methamphetamine in samples" issued on October 29, 2002, for the synthesis of novel components whose use not only improves the performance of the flow immunosensor technology, but also decreases the cost at which new tests can be developed.

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

On December 5, 2001, the Company filed a large omnibus provisional patent application entitled, "Tester for Automated Identification of Analytes in Bodily Fluids". This device and methods patent application describes 15 novel inventions and has been broken down in to the following applications:
    Alcohol Detection Assembly
    Rotary valve with Compliant Lining
    Automated Plunger-based Sample/Buffer Mixing Assembly
    Hydrophobic/Hydrophilic Sample Collection Tip
    Method for Accurately Mixing Sample Buffer Solutions
    Immunoassay Chemistry Cassette Barcode for Accurately Mixing Sample and Buffer Solutions
    Integral Sample Collection Tip
    Flow Immunoassay Assembly with Rotary Valve
    Tester for Automated Identification of Analytes in Bodily Fluids
    Plunger-based Flow Immunoassay Assembly
    Method of Manufacturing a Self-sealing Assembly
    Drug and Alcohol Assay Assembly
    Flow Immunoassay Assembly with Multiple Flow Channels
    Flow Immunoassay Scanning Assembly
    Orthogonal Read Assembly

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

The Company maintains a policy of seeking patent protection in the United States and other countries in connection with certain elements of its technology when it believes that such protection will benefit the Company. Patent applications have been filed in Canada, certain European countries and certain Asian countries including Japan. As the Company submits patent applications to the United States, management plans to file the patents internationally within the following year.

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

Research and Development

The Company maintains a 10,000 square-foot research and development facility in Rancho Cucamonga, California. The core competencies of the Company include engineering development capabilities, including expertise in optics, electronics, mechanical engineering and software development, and the Company has a fully equipped machine shop. Additionally, the core competencies for the chemistry group include expertise in organic chemistry, flow immunosensor technology, immunoassays, saliva physiology, alcohol and toxicology and the ability to develop long-lived production formulas.

The Company will continue to add enhancements and improvements to its product over time. The recent efforts by the development group have been to focus on design for manufacturability, which should increase the reliability of the product during manufacturing and in the customer's hands, as well as decreasing the product cost of goods - both materials and labor and on engineering improvements and retrofitting of the products in the field. Additionally, there is a significant effort to increase the menu of tests available, so that the product will be usable by customers in additional market segments.

Manufacturing

LifePoint leases a 32,000-square foot building that houses its corporate headquarters and includes 22,000-square feet of manufacturing space. The Company manufactures the disposable cassettes, but plans to use an outside manufacturer for final assembly of the current instrument, after the initial scale-up of production. The transfer of the final assembly of the current instrument to the OEM manufacturer is expected to occur during the quarter ending December 31, 2003, at the earliest.

For the disposable cassette and mouthpiece, detailed manufacturing requirements for the initial 24 months have been defined and scale-up plans are being executed. The Company has developed and is implementing a detailed cost reduction plan that includes utilizing multi-cavity molds and, longer term, full automation. The Company has established volume derived milestones at which point automation is added in order to increase capacity to meet customer demand. The Company has already completed the first phase of its scale-up plan, and is ready to initiate the second, semi-automation, within several months of completion of the July 2003 funding (see Item 7 of this Report for a detailed discussion of the July 2003 funding.) There can be no assurance that the Company's automation of its manufacturing process will significantly reduce its costs.

LifePoint's instrument production involves snap in place, low cost assembly operations to construct, test and certify the finished instrument system. The system has been designed as a series of pre-assembled and pre-tested modular sub-assemblies. Assemblies would include modules for optics and detection, mechanical cassette handling, fluid flow, and modules for I/O. All printed circuit boards (PCBs) are outsourced. LifePoint's interim instrument manufacturing consists of assembly, certification, packaging and labeling of the instrument system.

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

Market and Opportunity

The drugs of abuse and alcohol testing market is a multi-billion dollar global market opportunity. The Company estimates the worldwide sales opportunity for the first three markets for its initial product, including the next two therapeutic drug monitoring products, to be over $3.5 billion. There can be no assurance as to the portion of this market opportunity that the Company will attain. This is especially so because the Company's marketing program has just begun and is focused on only one of its three initial target markets.

The simultaneous detection of drugs of abuse and alcohol in a simple-to-perform, rapid format is of significant importance in industrial (workplace), law enforcement and emergency department markets. Saliva as a sample choice is preferred over urine because it reflects the blood-comparable or "under the influence" of a substance and, because it can be observed as it is collected, it is much more difficult for it to be adulterated (tampered with/ falsified). The traditional urine sample, which can be easily adulterated, indicates drug use over the previous two to five days and does not necessarily reflect a current status.

The demand for current status testing is clearly defined in the three key target markets. First, substance abuse in the industrial market has become so significant that as of 1997, 66% of the United States Fortune 1000 companies had drug/alcohol testing policies in place. In addition, the United States Department of Transportation requires testing of all employees in safety-sensitive positions (for example, airlines and trucking.) There is a need to improve the effectiveness and reduce the cost of these programs. Second, a very high need was identified in the law enforcement market. Driving under the influence of drugs is as big a problem as drunk driving in the United States. Yet law enforcement agencies do not currently have the ability to objectively test for drugs quickly and easily. Third, up to 50% of all emergency department visits implicate drug and/or alcohol use; however, less than 13% of hospitals in the United States can provide useful, rapid and on-site information to physicians treating unconscious patients where drugs and/or alcohol are suspected. Fourth, the international markets for law enforcement agencies and medical emergency departments are similar to those in the United States, while the workplace market is in its infancy, creating a significant market opportunity with a first-to-market system.

Additional markets for the first product include substance abuse treatment and prevention programs, sports (professional, college and high school), the military, and the emerging school testing programs.

Other major medical market opportunities include rapid diagnostic testing, therapeutic drug monitoring, and wellness testing and screening.

There can be no assurance that the potential markets for the Company's products described above will be as large as estimated or as to what degree the Company will be able to penetrate such markets.

Marketing and Distribution

The Company initiated marketing programs including lobbying and pre-marketing efforts to hasten acceptance of the product by the respective markets several years ago. The lobbying efforts continue internationally, nationally, and within individual states. Regional sales managers in the law enforcement market had been working with the Company's law enforcement distribution partner, CMI, Inc., to implement on-going sales strategies, training support and coordination of sales efforts. Its regional sales managers in the industrial/workplace market had started to establish distribution channels and managing marketing trials and pilot studies. The marketing staff developed a marketing communications plan including participation in trade shows, presentation of technical papers, and participation in lobbying efforts to facilitate the rapid market acceptance of the IMPACT Test System. Customer service and technical service policies and procedures have been established to support the quality customer relationships the Company desires. Because of the cash shortage in early 2003, these efforts were put on hold and the staff cut to a minimum, however with additional funding, the Company intends to place emphasis on continuing the development of these programs

255:

CMI Inc., headquartered in Owensboro, Kentucky, is the exclusive, law enforcement marketing partner for the IMPACT Test System in North America. CMI, a subsidiary of MPD, Inc., also headquartered in Owensboro, Kentucky, is a market and manufacturing leader for evidential breath alcohol testing instruments in law enforcement in the United States. The terms of the renewable, three-year agreement establish CMI as the exclusive distributor of the IMPACT Test System for law enforcement in the United States and Canada. The three-year term commences upon active marketing of the product by CMI who will sell, provide service and training for the IMPACT Test System to the law enforcement market, including driver testing, corrections, probation and parole, narcotics and drug courts. Based on CMI's initial forecasts, CMI will pay the Company approximately $5,000,000 during the first two and one-half years. The Company can give no assurance, however, that CMI will make sales as it initially forecasted and, accordingly, make significant payments to the Company. Even if CMI were to pay the Company the contractual minimum amounts to maintain its exclusive marketing rights, such payments would be materially less than the forecasted amount of $5,000,000. For the Company to realize such forecasted amount from CMI, CMI would have to sell, on the average, at least 15 IMPACT Test Systems per month during the two-and-one-half-year period. Fees will be calculated and paid in accordance with the confidential terms of the agreement. There are no conditions for the Company to meet other than the delivery of product to receive the fees. CMI has minimum, confidential, sales commitments for the three-year term of the contract in order to retain the exclusive marketing rights. However, these amounts are materially less than the forecasted amount. As of March 31, 2003, the Company had received no payments from CMI.

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

The emergency medical market in the United States will be the focus of the Company's direct sales effort. Less than 1,000 hospitals perform more than 80% of the drug testing done on overdose patients. More importantly, it is most likely that products that will be developed for the IMPACT Test System will be used in medical markets, and this focus will help the Company leverage both its research and development efforts, as well as its sales and marketing efforts. The Company will develop its own direct sales department for medical marketing.

The IMPACT Test System is undergoing governmental evaluations in several countries, pending delivery of additional STMs. It is expected that these studies will be published when completed, and be the basis of buying decisions. The evaluations include: Switzerland (Ministry of Interior), Austria (Ministry of Defense), Germany (Ministry of Justice), Poland (Ministry of Justice), Spain (Armed Forces), Croatia (Ministry of Defense), Slovenia (Ministry of Defense), Australia (Victoria Police), Hong Kong (Police Forensic Lab), and Indonesia (Ministry of Defense).

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
  A & B Analytical Instruments of Taipei, Taiwan, an established, reputable organization will represent LifePoint in China. A&B's customer base is extensive as a result of their distribution relationship with PerkinElmer, Inc., a leading provider of scientific instruments, consumables and services to the pharmaceutical, biomedical, and environmental testing markets worldwide.
  PT Professtama of Jakarta, Indonesia will market LifePoint products to all market segments in Indonesia.
  Getz Bros, Hong Kong, a subsidiary of the Marman Group, represents LifePoint in Hong Kong and Singapore.

In addition the Company is in final negotiations with distributors from the following countries and markets:

  A distributor from Australia which will be the exclusive distributor to the law enforcement markets throughout Australia.
  A distributor from Germany which will be the distributor to all markets in Germany, Switzerland and Austria.
  A distributor of law enforcement equipment and supplies will represent LifePoint in the Netherlands.
  A law enforcement distributor will carry the product line in Malaysia.
  All markets in Poland, and potentially other Eastern European countries, will be managed by a Polish distributor.
  A distributor from Italy which will be the distributor to all markets in Italy, Portugal, Turkey and Greece.
  A distributor from Croatia which will be the distributor to the law enforcement and medical markets in Croatia, Bosnia, Slovenia and Herzogovina.
  A distributor from the United Kingdom which will be a distributor to all markets in the United Kingdom.

There can be no assurance as to when or if these other distributors will be engaged.

Recurring Revenue Sales Model

Management believes that LifePoint's revenues will be driven by sale of its disposable cassettes. A small cassette (approximately 3"x5"x1") is designed to accommodate a variety of immunoassay and chemistry analytes for all simultaneous testing requirements. A collection tip and sample tubing is connected to the cassette, which contains all the reagents for up to ten assays. The entire disposable is called the Saliva Test Module (STM). Once the instruments are installed, the STM sales are expected to provide a continued, high margin revenue source for the Company based on the number of tests performed by its end user customers. However, there can be no assurance as to the amount of the revenues the Company will derive from this source.

Government Regulation

The Company's diagnostic products are subject to certain government regulation in the United States and other countries for use in some markets.

286:

The FDA regulates the introduction, manufacturing, labeling, record keeping and advertising for all medical devices in the United States. There are two principal methods by which FDA clearance may be obtained to market medical device products such as the Company's proposed screening and diagnostic test kits: 1) Pre-market Approval (PMA) and 2) Pre-market Notification (510(k)). PMA's represent the highest level of regulatory scrutiny applied to medical devices. Most medical devices, however, receive pre-market review through the 510(k) process. One method is to seek FDA clearance through a pre-market notification filing under Section 510(k) ("510(k)") of the Food, Drug and Cosmetics Act. Applicants under the 510(k) procedure must prove that the device for which clearance is sought is "substantially equivalent" to devices on the market prior to the Medical Device Amendments of 1976 or devices cleared thereafter pursuant to the 510(k) procedure. In some cases, data from clinical studies must be included in the 510(k) application. Our clinical studies have been designed to show the correlation of the IMPACT Test System results for testing drugs and alcohol in saliva to currently approved FDA products that test for drugs and alcohol in saliva by a laboratory with discrepancies reconciled by an analytical confirmation method. The review period for a 510(k) application is supposed to be 90 days from the date of filing the application. The FDA is currently taking approximately 89 77 days of review time and 102 days average total elapsed time (including "on-hold" time) to clearance according to FDA year 2000 Annual Report (CDRH).to the Health Industry Management Association Management believes that, based on discussions with the FDA, the Company's product will be reviewed under the 510(k) protocol and that it will take approximately 100 days for clearance, however, the Company's temporary loss of funding and subsequent cash shortage put the FDA submission process on hold. With the receipt of additional financing, the Company expects to be able to respond to the FDA queries, and we would expect the FDA clearance to occur shortly thereafter. However, the FDA could have additional questions, which would lengthen the time to approval. The Company has initiated filing six submissions with the FDA, with the first 510(k) submission filed in early May 2002. There can be no assurance that any of the Company's proposed products will ever obtain the necessary FDA or foreign regulatory clearances for commercialization.

In addition, the United States Department of Health and Human Services, on February 28, 1992, issued regulations intended to implement the Clinical Laboratory Improvement Amendments of 1988. These Amendments are commonly referred to as CLIA. These regulations were to become effective September 1, 1992. The proposed regulations would require that all test sites performing workplace drug testing, including on-site testing, follow CLIA guidelines for operator training and quality control, similar to those used by laboratories. On August 28, 1992, the Department announced that the application of the statute to workplace testing would not go into effect on September 1, 1992 because of comments made on the final regulations. If the regulations are not adopted, on-site drug testing in the workplace will continue to be exempt from the statute. Recently, the Department again confirmed its intention not to adopt the CLIA regulations in the workplace. However, if the regulations are adopted, workplace testing would then be subject to the same requirements as currently required for on-site testing in the medical markets. The Company is in the process of completing studies that it believes will produce data that demonstrates that its product provides the same results when used by technical personnel as it does when used by non-technical personnel. If the Company demonstrates in its FDA submission that its product delivers similar accuracy from these two user groups, this demonstration should exempt the IMPACT Test System from CLIA regulation in the medical market and, if the statute is ever applied, in the workplace market. If the Company cannot obtain a waiver from CLIA, the costs of running the IMPACT Test System could be higher for potential customers. The Company cannot give any assurance that the Department of Health and Human Services or the FDA will agree to waive the IMPACT Test System from CLIA regulation.

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

Competition

The Company will compete with many companies of varying size that already exist or may be founded in the future. The majority of the current tests available use either urine or blood as a specimen to test for drugs of abuse or use breath or saliva to test for alcohol.

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

Four companies, Avitar, Inc. ("Avitar"), OraSure Technologies, Inc. ("OraSure"), Varian, Inc. ("Varian"), formerly known as AnSys, Brannan Medical ("Brannan") and Cozart Bioscience Ltd. ("Cozart"), market oral screening drugs of abuse devices. The type of technology used by these companies is called lateral flow membrane technology, which is the process by which a specimen flows across a treated test strip (membrane) and which produces colored test result on a portion of the test strip. Home pregnancy tests are a good example of lateral flow membrane technology. This type of test is less sensitive than the flow immunosensor technology and cannot provide quantifiable results, but only qualitative, yes/no answers. LifePoint believes this type of technology is not sensitive enough to detect certain drugs at levels that are found in saliva. Additionally, on-site tests that are not instrument-based and rely on a subjective result reading are not generally legally admissible or defensible.

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

One or more other companies may have a similar saliva sample testing product under development, although the technology they are using is believed to be similar to those mentioned above, lateral flow membrane technology, and, accordingly, very different from that of the Company with its flow immunosensor technology. There can be no assurance that other competitors will not begin to offer an on-site saliva sample testing product in the future. In addition, there can be no assurance that Avitar, Varian, Brannan, Cozart, or OraSure will not modify their products to meet the Company's criticism described in this and the preceding paragraph.

Existing testing for the presence of drugs of abuse and alcohol include traditional centralized laboratory testing services and on-site testing products.

Although management is not aware of any current competitors with respect to simultaneous testing for drugs of abuse and alcohol in saliva, management anticipates that the Company will face competition from at least eight major companies that provide urine substance abuse testing products: (1) OnTrak by Varian, formerly sold by Roche Diagnostics, (2) clone enzyme donor immunoassay (CEDIA) manufactured by Microgenics Corporation; (3) enzyme-multiplied immunoassay technique (EMIT) manufactured and distributed by Syva Company, a division of Dade International, Inc.; (4) a fluorescence polarization immunoassay (FPIA) manufactured by Abbott Laboratories, Inc. ("Abbott"); (5) radioimmunoassay (RIA) manufactured and distributed by Diagnostic Products Corp. ("DPC") and others; (6) thin layer chromatography (TLC) manufactured and distributed by Varian, formerly sold by Toxi-lab, and (7) other immunoassay tests provided by eScreen, Inc. (eScreen), Princeton Biotech, Inc. ("Princeton") and BioSite Inc. ("BioSite"). All of these companies (i.e., Roche, Syva, Abbott, Varian, Editek, Princeton and BioSite) have substantially greater financial resources available to them than does the Company to develop and to market their products.

Alcohol testing has usually been done on breath at a laboratory collection site, with some testing being done on blood. Recent usage has begun with manual on-site saliva-based, qualitative and semi-quantitative alcohol tests. As with drug tests, all on-site tests that are not instrument-based and rely on a subjective read of results are generally not legally defensible.

The Company's marketing analysis has indicated a greater market potential for a saliva sample portable testing instrument for drugs of abuse by law enforcement agencies, occupational health clinics, hospitals and other medical facilities than for a urine sample instrument. That is because the Company's initial product is intended to test whether the person is currently under the influence of drugs of abuse or alcohol. In addition, saliva collection is observable by the person administering the test, unlike urine testing. Accordingly, the use of saliva has been shown to eliminate the recent problems due to alteration and substitution of urine specimen testing for drugs. Depending on the substance being used, differences in the individual being tested and dose and time differences, "currently" in the Company's product indicates drug use from minutes after the drug was taken to generally 18 to 24 hours after drug use.

Urine testing, on the other hand, provides information on drug use from about six to eight hours after the drug was taken to generally between two to five days post drug use. For pre-employment testing, employers have historically wanted the longer window of detection provided by urine testing, or even hair testing. Accordingly, the current results of the IMPACT Test System may not be as attractive to employers for use in pre-employment testing. The Company's current product may, thus, have limited appeal for such use.

The following table compares the IMPACT Test System with other current testing methods available for both drug and alcohol testing.

Testing Method	The IMPACT Test System	Other On-Site Saliva Products	On-Site Urine Products	Breath Alcohol	Lab-Based Saliva Test	Lab-Based Urine Test	Laboratory Blood	Sweat	Hair
Simultaneous Drug and Alcohol Testing	X						X
Observable Collection	X	X		X	X		X		X
Automatic Measured Collection	X			X
Collection in Under 1 Minute	X			X
No Specimen Handling	X			X
Completely Automated & Integrated	X			X
5 Minute Results	X			X
On-Site Result	X	X	X	X
Lab-Quality Sensitivity	X			X	X	X	X	X	X
Numeric Result	X			X	X	X	X	X	X
Customizable Breakpoint or Interpretative Level	X				X	X	X	X	X

Employees

As of May 31, 2003, the Company had 7 full time, 4 part time employees, and 33 furloughed employees and consultants. Of these 44 persons, 15 were directly involved in research and development programs, 19 were in production/manufacturing and 10 in sales, marketing and administration. Following completion of the July 2003 funding (see Item 7 of this Report for a detailed discussion of the July 2003 funding) it is the Company's intent to commence bringing furloughed employees back. Additional personnel will be required to meet the demands of manufacturing, marketing and sales of the product as forecasted for fiscal 2004 and beyond.

On January 29, 2003, with the withdrawal of a $7.5 million credit line by an investor, the Company took immediate steps to conserve cash. In addition to a significant reduction in employees who were furloughed immediately, the senior managers took a 25% pay reduction, the middle managers a 20% pay reduction, and the remainder of the employees a 10% pay reduction and, effective March 21, 2003, CEO Linda Masterson elected to defer salary for additional cash conservation.

Subsequent additional terminations and furloughs have been effected on March 21, April 8, and May 19, 2003. Additionally, there have been no pay increases for senior management since September 2000. See, however, the section "Board Compensation Committee Report on Executive Compensation" in Item 11 to this Report.

Website Address

The Company's website address is www.LifePointInc.com. On the site, free of charge, the Company makes available its annual report on Form 10-K quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the SEC's website directly to our reports.

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

The Company has operated at a loss and it expects to continue to accumulate deficit. The Company's independent auditors have included in their report an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a "going concern" if the Company does not obtain adequate funding from a financing or licensing deal.

As of March 31, 2003, the Company had a deficit of $58,057,538. The Company has operated at a loss since inception and expects this to continue for some time. The amount of the accumulated deficit will continue to grow, as the Company continues to complete product trial acceptance with certain distributors, further develop the product distribution network and manufacturing capacity for our product.

In July 2003, the Company closed a $2 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase Common Stock ("Warrants"). The investors in the private placement have also agreed to purchase an additional $*** million of Series D Preferred Stock and Warrants at a second closing. The second closing is subject to the satisfaction of the following closing conditions: (i) the Company's receipt of stockholder approval of the private placement under AMEX rules and of an amendment to the Company's Restated Certificate of Incorporation increasing the authorized Common Stock of the Company, (ii) the Company negotiating certain compromise agreements with holders representing at least 75% of its outstanding trade payables, and (iii) other customary closing conditions. In addition, if the second closing is consummated, the holders of the Company's secured indebtedness have agreed to convert their secured indebtedness into approximately $3.6 million of Series D Preferred Stock and Warrants at the second closing.

If the second closing does not occur, the Company will be obligated to repurchase from each holder of the Series D Preferred Stock, at a per share price equal to the original purchase price paid for each share of Series D Preferred Stock, together with accrued and unpaid dividends through such date, all of the shares of Series D Preferred Stock (together with the Warrants) sold in the private placement.

There is substantial doubt about the Company's ability to continue as a going concern due to its historical negative cash flow and because the Company has not yet obtained sufficient capital to meet its projected operating needs for at least the next twelve months. The Company's independent auditors have included in their report on the financial statements for the twelve months ended March 31, 2003, an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern.

The Company will have a need for significant amount of money in the future and there is no guarantee that it will be able to obtain the amounts it needs.

As discussed, the Company has operated at a loss, and expects that to continue for some time in the future. The Company's plans for continuing product refinement and development, further develop the distribution network and manufacturing capacity will involve substantial costs. The extent of these costs will depend on many factors, including some of the following:

  The progress and breadth of product refinement and manufacturing capacity, and timing of product trial acceptance by distributors, all of which directly influence cost and product sales;
  The costs involved in completing the regulatory process to get the Company's products approved, including the number, size, and timing of necessary clinical trials and costs associated with the current assembly and review of existing clinical and pre-clinical information;
  The costs involved in patenting our technologies and defending them;
  The cost of manufacturing and distributing the IMPACT Test System;
  Competition for the Company's products and the Company's ability, and that of its distributors, to commercialize its product.

In the past, the Company has raised funds by public and private sale of its stock, and the Company is likely to do this in the future to raise needed funds. Sale of the Company's stock to new private or public investors usually results in existing stockholders becoming "diluted". The greater the number of shares sold, the greater the dilution. A high degree of dilution can make it difficult for the price of the Company's stock to rise rapidly, among other things. Dilution also lessens a stockholder's voting power.

The Company cannot assure you that it will be able to raise sufficient capital needed to fund operations, or that it will be able to raise capital under terms that are favorable to the Company.

Operational losses are expected to continue for probably at least another five quarters after completing the July 2003 funding.

From the date the Company was incorporated on October 8, 1992 through March 31, 2003, the Company has incurred net losses of $54,082,202. These losses were due to the fact that the Company has only recently initiated the marketing of its first product.

In February 2002, the Company launched marketing of the IMPACT Test System, its first product, to the international law enforcement market, one of three initial worldwide target markets. There was no governmental approval required as a prerequisite to market to these potential users of the Company's product. However, as indicated elsewhere in this section "Risk Factors," there are certain legal challenges that the Company must overcome to make its product fully acceptable in this market.

For the Company to market its product in the United States to hospitals and other medical facilities (including medical emergency rooms), which are another of the three initial worldwide target markets, the Company must first obtain clearance from the FDA for its product. The Company has initiated six and expects to complete all nine filings of 510(k) applications, including the latest drugs developed, for clearance with the FDA during the quarter ending September 30, 2003

The Company's other initial target market is industrial companies that currently test employees for drugs and alcohol. In November 2000, the FDA announced its intention to be consistent in its regulation of drugs of abuse screening tests used in the home, work place, insurance and sports settings. Should the FDA enforce such regulations, despite the Company's efforts and those of others to dissuade the FDA from doing so, such regulations would delay the start of marketing to the industrial market in the United States until the Company complies. However, in anticipation of such adoption, the Company has been collecting the additional field data which management believes, based on discussions with the FDA, this agency would require to approve the Company's entry into the industrial market in the United States. The Company will seek this clearance from the FDA simultaneously with seeking its approval of use of its product for medical purposes. In addition, the Company has commenced efforts to market its product to law enforcement agencies and medical users in Europe and Australia prior to obtaining FDA approval for use in the United States. This program could offset any loss in early revenues due to the delay, if it occurs, in the Company's marketing to the industrial market in the United States.

The Company may not meet the schedule described in the preceding two paragraphs, both as to its additional market launches and making its submissions to the FDA. In addition, the FDA or a foreign government may not grant clearance for the sale of the Company's product for routine screening and/or diagnostic operations. Furthermore, the clearance process may take longer than projected. Even if the Company does meet its schedule and although the Company has begun to generate revenues, it is anticipated that profitability will not be attained sooner than five quarters after completion of the July 2003 funding (see Item 7 of this Report for a detailed discussion of the July 2003 funding). Although the Company can estimate, it cannot assure, as to when expected revenues will exceed expenses.

The Company may have a need for additional financing to continue or expand its business.

On January 29, 2003, LifePoint announced that its lender decided not to extend an additional $7.5 million available under a $10.0 million credit facility. Since then, LifePoint, in conjunction with two investment bankers, has been aggressively seeking $7.5 to $10.0 million in alternative financing to replace the additional funds no longer available under the credit facility.

In July 2003, the Company closed a $2 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase Common Stock ("Warrants"). The investors in the private placement have also agreed to purchase an additional $*** million of Series D Preferred Stock and Warrants at a second closing. The second closing is subject to the satisfaction of the following closing conditions: (i) the Company's receipt of stockholder approval of the private placement under AMEX rules and of an amendment to the Company's Restated Certificate of Incorporation increasing the authorized Common Stock of the Company, (ii) the Company negotiating certain compromise agreements with holders representing at least 75% of its outstanding trade payables, and (iii) other customary closing conditions. In addition, if the second closing is consummated, the holders of the Company's secured indebtedness have agreed to convert their secured indebtedness into approximately $3.6 million of Series D Preferred Stock and Warrants at the second closing.

If the second closing does not occur, the Company will be obligated to repurchase from each holder of the Series D Preferred Stock, at a per share price equal to the original purchase price paid for each share of Series D Preferred Stock, together with accrued and unpaid dividends through such date, all of the shares of Series D Preferred Stock (together with the Warrants) sold in the private placement.

The Company believes that, with the gross proceeds from the July 2003 financing of $2 million, the proceeds to be received from the second closing of that financing, the marketing fees and sales proceeds forecasted to be paid from CMI, the proceeds from standard commercial banking lines of credit and/or commercial equipment leasing lines which the Company plans to negotiate, the Company shall have sufficient funds to manufacture and market its product and reach profitability. The Company expects to achieve profitability not sooner than five quarters after completion of the July 2003 funding (see Item 7 of this Report for a detailed discussion of the July 2003 funding). There can be no assurance that the Company's estimate as to costs and timing will be correct. In addition, the Company may not be able to consummate standard commercial banking lines of credit and/or commercial equipment leasing lines on an acceptable and timely basis. Furthermore, if there are any delays in obtaining FDA approval, or if there is a reduced rate of growth in revenues from those anticipated, the Company may require additional funding. In addition, if orders for the Company's product come in faster than anticipated, the Company could require additional financing to expand manufacturing, sales and other capabilities. The Company's inability to meet any such increased demand could result in the cancellation of orders and thus delay the attainment of profitability.

The ability of the Company to continue as a going concern will be dependent upon its ability to achieve profitable operations The Company will need to rely on the new financing to meet its capital needs until it achieves a positive cash flow from operations. The Company's ability to raise additional capital cannot be predicted at this time. Further, there can be no assurance that the Company will achieve positive cash flow in the next fiscal year or ever. If there is a reduced rate of growth in revenues from those anticipated, the Company may require additional funding. In addition, if orders for the Company's product come in faster than anticipated, the Company could require additional financing to expand manufacturing, sales and other capabilities. The Company's inability to meet any such increased demand could result in the cancellation of orders and thus delay the attainment of profitability.

We will be increasing the demands on our limited resources as we transition our efforts from research and development to production and sales.

The Company currently has limited financial and personnel resources. We have only recently begun to transition from a research and development focused organization to a production and sales organization. To successfully manage this transition, we will be required to grow the size and scope of our operations, maintain and enhance our financial and accounting systems and controls, hire and integrate new personnel and manage expanded operations. There can be no assurance that we will be able to identify, hire and train qualified individuals as the Company transitions and expands. Our failure to manage these changes successfully could have a material adverse effect on the quality of our products and technology, our ability to retain customers and key personnel and our operating results and financial condition.

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

Unexpected problems as to how the Company's product functions can delay receipt of revenues and ultimately the Company attaining profitability and could potentially adversely impact the Company's ability to continue as a going concern.

The Company experienced delays in marketing its product because of unanticipated performance problems that had arisen first in the Company's own testing in its research and development facility and later at market trial and customer sites. Accordingly, when a product performance problem surfaced, the Company had no choice except to make product improvements and modifications. The Company also had to delay completion of the field-testing necessary to furnish the data for some of the FDA submissions, and with it, to delay completion of the FDA submission.

By delaying the time of product production, these product problems delayed receipt of revenues. They increased the Company's need for additional financing. Any future delays in obtaining revenues will increase the Company's need for additional financing. And with the past delays, and future delays, if any, in receiving revenues, the Company's opportunity to achieve profitability was, and will be, also delayed and could potentially adversely impact the Company's ability to continue as a going concern.

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

The Company also faces as competitors BioSite Diagnostics Inc., Syva Company (a division of Dade International Inc.), Varian Inc. and at least five other major diagnostic and/or pharmaceutical companies. All of these competitors currently use urine as the specimen for on-site drug testing. Almost all of these prospective competitors have substantially greater financial resources than the Company has to develop and market their products.

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

The Company expects to conduct all manufacturing of the STM's at its own facility. In addition, the Company intends to continue to assemble the current instrument for at least another four to six months or more. If the Company's facility or the equipment in its facility is significantly damaged or destroyed, the Company may not be able to quickly restore manufacturing capacity. The Company has engaged an OEM supplier to final assemble the current instrument in conjunction with its own in-house assembly. The Company's current timetable for transfer of some of the final assembly of the current instrument is during the quarter ending December 31, 2003. The Company could, accordingly, turn over instrument assembly to a number of qualified OEM instrument assembly suppliers in the event of such problems at the Company facility. The Company can use another manufacturer for the final assembly of its instrument because other suppliers furnish the subassemblies and other components. Accordingly, any capable electronics manufacturer would have the capability to produce this type of equipment. The Company has identified several potential electronic manufacturers as potential alternatives to its initial OEM supplier should it so require. However, the cassette is a proprietary device developed by the Company and, accordingly the Company is not currently aware of any alternative manufacturer for the STM.

Dependence on CMI, the Company's strategic partner to market to the law enforcement market, may adversely affect initial marketing efforts if CMI does not sell in the quantities anticipated.

As already indicated, the initial target market in the United States was the law enforcement market. On June 4, 2001, the Company entered into an exclusive three-year, renewable, distributorship agreement with CMI, Inc. ("CMI") to distribute the IMPACT Test System to the law enforcement markets in the United States and Canada. The Company selected CMI because, to its knowledge, it is the marketing and manufacturing leader for evidentiary breath alcohol testing instruments in law enforcement in this country. Nevertheless, CMI may not be able to sell the quantities of IMPACT Test Systems of which the Company believes that CMI is capable. In such event, the Company would be required to seek another distributor or increase its own internal selling staff. The Company can give no assurance as to how quickly or successfully these alternative methods of product distribution will be implemented. Another risk to the Company is, of course, that if MPD Inc., CMI's parent corporation, became bankrupt or had similar financial problems, this would prevent CMI from paying fees or making purchases. Otherwise, based on CMI's initial forecasts, CMI will pay the Company approximately $5,000,000 during the first two and one-half years of the agreement whose three year term does not begin until general marketing of the IMPACT Test System begins in the law enforcement market. The Company can give no assurance, however, that CMI will make sales as it initially forecasted and, accordingly, make significant payments to the Company. Even if CMI were to pay the Company the contractual minimum amounts to maintain its exclusive marketing rights, such payments would be materially less than the forecasted amount of $5,000,000. For the Company to realize such forecasted amount from CMI, CMI would have to sell, on the average, at least 15 IMPACT Test Systems per month during the two-and-one-half-year period. As of June 30, 2003, the Company had received no payments from CMI.

The three-year term does not begin until general marketing of the IMPACT Test System begins in the law enforcement market. Due to the loss of financing, this is not expected to begin prior to the quarter ending September 30, 2003. The Company notes that CMI will benefit from volume discounts and, therefore, margins on products purchased by CMI may decrease over the term of the contract. In addition, CMI has guaranteed pricing on the instruments, which may result in much lower margins once the Company transfers the instrument production to an outside vendor. The agreement with CMI is automatically renewable unless CMI or the Company gives notice to the other 180 days prior to the end of the initial term.

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

State laws are being revised on an ongoing basis to allow law enforcement officers to use saliva as a specimen for testing for drivers under the influence of drugs or alcohol. Currently, saliva and other bodily substance testing for DUI testing with consent is permitted in all states. However, such testing will be subject to a variety of factors. Saliva or other bodily substances for DUI testing for drugs or alcohol is specifically permitted in 24 states, but specifically excluded in only six. Additional efforts will be needed to change the laws in these states which have not adopted saliva as a test specimen. The Company believes this change will occur because law enforcement officials are anxious to have a non-invasive test method for drug testing and are willing to support legislation. The Company is currently working on draft legislation for this joint effort. Nevertheless, the Company cannot give assurance as to when and if this legislation will be adopted in the other states.

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

ITEM 2. PROPERTIES

The Company maintains its principal executive offices and manufacturing space in Ontario, California and laboratory facilities in Rancho Cucamonga, California. The corporate offices and manufacturing facility, which consist of approximately 32,000 square feet, is leased at $226,000 per year pursuant to a lease that expires July 31, 2005. As of the date of this Report, the Company was four months in arrears on its lease of its corporate offices and manufacturing facility, or $93,900. The laboratory facility, which consists of approximately 10,000 square feet, is leased at $72,000 per year pursuant to a lease that expires March 31, 2004 with options to extend the lease until July 31, 2005. As of the date of this Report, the Company was four months in arrears on its lease of the laboratory facility, or $26,900. The Company has been in discussions with its lessors and has made arrangements to bring the leases current with the completion of the Series D financing described in this Report.

ITEM 3. LEGAL PROCEEDINGS

Global Consultants, LLC d/b/a Global Capital instituted an action on June 18, 2001 in a California state court against the Company and Linda H. Masterson, Chairman, President and Chief Executive Officer. The plaintiff seeks damages aggregating $4,500,000 for the non-issuance and termination of common stock purchase warrants for an aggregate of 392,275 shares of the Common Stock. The plaintiff's computation of damages is based on the market price of the Common Stock on one day reaching $8.00 per share and on an excessive and unsupportable number of shares subject to the warrants. The plaintiff's second amended complaint does not allege the previously alleged claims relating to fraud, negligence and accounting and for punitive or exemplary damages. The Company believes that the effect of any settlement will not have a material effect on the financial statements.

The Company is subject to other lawsuits in the ordinary course of business and is currently subject to lawsuits filed by various vendors for non-payment of amounts allegedly owed. In the opinion of management, such claims, if disposed of unfavorably, would not have a material adverse effect on the accompanying financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

From June 25, 1998 to April 18, 2000, the Common Stock was reported on the OTC Bulletin Board of the National Securities Dealers, Inc. under the symbol "LFPT." On April 19, 2000, the Common Stock began trading on The American Stock Exchange ("AMEX") and the symbol was changed to "LFP." The quarterly high and low closing sales prices as quoted by the AMEX for the fiscal years ended March 31, 2003 and 2002 are as follows:

Fiscal 2003 Fiscal 2002

Quarter Ended High Low High Low

June 30, $3.98 $2.41 $4.65 $3.18

September 30, 2.73 1.60 3.31 2.57

December 31, 2.20 1.25 3.70 1.98

March 31, 1.73 0.39 5.22 3.01

Holders

As of March 31, 2003, there were approximately 408 holders of record of the Common Stock and, based upon requests for copies in connection with the 2002 Annual Meeting of Stockholders, the Company believes that there are approximately 8,300 beneficial owners of the Common Stock.

Dividends

The Board of Directors has not declared any dividends on the Common Stock and, in view of the continuing losses, the prohibitions of the Series C Convertible Preferred Stock, $.001 par value (the "Series C Preferred Stock"), and the Company's cash requirements, the Board has no current intention to pay any such dividends.

Sale of Unregistered Securities

There were no securities sold during the quarter ended March 31, 2003 which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). See Note 5 - Stockholder's Equity for information on the sales of securities not registered under the Securities Act that have occurred over the past three years.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected financial data of LifePoint for the five fiscal years ended March 31, 2003, 2002, 2001, 2000 and 1999. The selected financial data are derived from the financial statements of LifePoint. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, related notes and other financial information included herein.

	Y e a r s E n d e d March 31,
	2003	2002	2001	2000	1999
Selected statement of operations data:
Revenues:	$ 48,713	$ 135,980	$ -	$ -	$ -
Costs and expenses:
Cost of goods sold	1,317,189	623,242
Research and development	9,791,049	7,906,325	5,422,893	2,543,192	1,253,054
Selling expenses	1,955,531	1,895,839	752,061	218,484	-
General and administrative expenses	2,671,170	2,494,421	1,412,696	1,304,277	1,490,254

Total costs and expenses from operations	15,734,939	12,919,827	7,587,650	4,065,953	2,743,308
Loss from operations	(15,686,226)	(12,783,847)	(7,587,650)	(4,065,953)	(2,743,308)
Interest income (expense) net	(380,962)	186,883	425,121	116,169	46,595
Net Loss	$ (16,067,188)	$ (12,596,964)	$ (7,162,529)	$ (3,949,784)	$(2,696,713)

Less registration effectiveness fee	981,551
Less Preferred dividends	1,369,862	995,837	-	547,246	4,865
Loss applicable to common stockholders	$ (18,418,601)	$ (13,592,801)	$ (7,162,529)	$ (4,497,030)	$(2,701,578)

Weighted average common shares outstanding
- basic and diluted	35,827,837	31,747,342	30,491,519	15,251,400	11,566,684
Basic and diluted net loss per common share	$ (0.51)	$ (0.43)	$ (0.23)	$ (0.29)	$ (0.23)

	As of March 31,
	2003	2002	2001	2000	1999
Selected Balance Sheet Data:
Working Capital (Deficit)	$ (1,567,353)	$ 1,603,980	$ 4,874,305	$ 8,784,488	$ 4,350,843
Total Assets	$ 5,908,210	$ 7,579,246	$ 9,066,130	$ 10,081,396	$ 5,058,408
Long Term Debt	$ 1,620,250	$ 320,271	$ 641,560	$ 104,955	$ -
Stockholders' Equity (Deficit)	$ (68,907)	$ 4,211,898	$ 6,690,112	$ 9,174,672	$ 4,428,684

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Until December 31, 2001, the Company had been a development stage enterprise with no revenue history. Until recently, the Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company has just begun generating revenue from product sales, although they have not been significant to date. There can be no assurance as to when the Company will achieve profitability, if at all.

The Company incurred net losses of $16,067,188 for the year ended March 31, 2003, and had a deficit in working capital of $1,567,353 and an accumulated deficit of $58,057,538 at March 31, 2003. The Company has reduced its operating expenses through a reorganization of its operations by reducing its headcount by approximately 54% from September 30, 2002 as well as reducing its facilities expenses, certain research and development expenses and certain outside consulting and contract costs. As the reduction of above expenses alone will not prevent future operating losses, the Company has been aggressively seeking further funding in order to satisfy its projected cash needs for at least the next twelve months. As further discussed in Note 9, on July 14, 2003, the Company closed on the initial funding for approximately $2 million of a financing anticipated to result in up to $11.4 million in gross proceeds to the Company. The balance of the financing will be received at a second closing, which will occur subject to the Company successfully obtaining stockholder approval of the transaction and an increase in its authorized common stock. Under the terms, should the Company not be successful in obtaining stockholder approval and achieving the second closing, the Company will be required to refund the proceeds of the initial closing. The Company will need to continue to rely on outside sources of financing to meet its capital needs for the next fiscal year. The Company's ability to raise the necessary capital cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow in the next fiscal year or ever. If the Company is not able to secure additional funding, it will be required to further scale back its research and development programs, manufacturing, selling, general, and administrative activities and may not be able to continue in business. These financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

Prior to December 31, 2001, the Company had not produced any revenues as a result of its being a development stage company. The Company had been dependent on the net proceeds derived from seven private placements pursuant to Regulation D under the Securities Act to fund its operations. The succeeding three paragraphs describe the private placements in fiscal 2002 and 2003, as well as in the subsequent period to July 10, 2003.

In June 2001, the Company closed an initial round of a private placement and in September 2001, closed the final round of the private placement. The Company realized $13,787,060 in gross proceeds (less $1,258,955 in costs related to the private placement) from the sale of 393.916 units each unit consisting of 1,000 shares of the Series C Preferred Stock and a Common Stock purchase warrant to purchase 10,000 shares of the Common Stock. The Company had previously realized $3,000,000 in gross proceeds from the sale of 75,000 shares of the then designated Series B Preferred Stock. However, the $3,000,000 purchase price for these shares was applied to purchase units of the Series C Preferred Stock and the shares of Series B Preferred Stock were cancelled and the related common stock purchase warrants surrendered.

On April 2, 2002, the Company sold 272 units, at $37,500 per unit, to eight accredited investors. Each unit consisted of 10,000 shares of the Common Stock and a common stock purchase warrant expiring April 1, 2007 to purchase 2,000 shares of the Common Stock at $4.50 per share. The Company realized $10,200,000 in gross proceeds from the private placement.

On July 2003, the Company closed a $2 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase Common Stock ("Warrants"). The investors in the private placement have also agreed to purchase an additional $*** million of Series D Preferred Stock and Warrants at a second closing. The second closing is subject to the satisfaction of the following closing conditions: (i) the Company's receipt of stockholder approval of the private placement under AMEX rules and of an amendment to the Company's Restated Certificate of Incorporation increasing the authorized Common Stock of the Company, (ii) the Company negotiating certain compromise agreements with holders representing at least 75% of its outstanding trade payables, and (iii) other customary closing conditions. In addition, if the second closing is consummated, the holders of the Company's secured indebtedness have agreed to convert their secured indebtedness into approximately $3.6 million of principal, plus interest and fees, of Series D Preferred Stock and Warrants at the second closing.

If the second closing does not occur, the Company will be obligated to repurchase from each holder of the Series D Preferred Stock, at a per share price equal to the original purchase price paid for each share of Series D Preferred Stock, together with accrued and unpaid dividends through such date, all of the shares of Series D Preferred Stock (together with the Warrants) sold in the private placement.

The Series D Preferred Stock has an aggregate stated value of $1,000 per share and is entitled to a quarterly dividend at a rate of 6% per annum, payable in stock or cash at the Company's option. The Series D Preferred Stock is entitled to a liquidation preference over the Company's Common Stock and Series C Preferred Stock upon a liquidation, dissolution, or winding up of the Company. The Series D Preferred Stock is convertible at the option of the holder into Common Stock at a conversion price of $0.30 per share, subject to certain anti-dilution adjustments (including full-ratchet adjustment upon any issuance of equity securities at a price less than the conversion price of the Series D Preferred Stock, subject to certain exceptions). Following the second anniversary of the closing, the Company has the right to force conversion of all of the shares of Series D Preferred Stock provided that a registration statement covering the underlying shares of Common Stock is in effect and the 20-day volume weighted average price of the Company's Common Stock is at least 200% of the conversion price.

The Company is required to redeem any shares of Series D Preferred Stock that remain outstanding on the third anniversary of the closing, at its option, in either (i) cash equal to the face amount of the Series D Preferred Stock plus the amount of accrued dividends, or (ii) shares of Common Stock equal to 90% of the 90-day volume weighted average price of the Common Stock ending on the date prior to such third anniversary.

Each share of Series D Preferred Stock is generally entitled to vote together with the Common Stock on an as-converted basis. In addition, one of the investors in the Series D Preferred Stock private placement is entitled to appoint a representative to attend the Company's Board of Directors meetings in a non-voting observer capacity.

Upon any change of control, the holders of the Series D Preferred Stock may require the Company to redeem their shares for cash at a redemption price equal to the greater of (i) the fair market value of such Series D Preferred Stock and (ii) the liquidation preference for the Series D Preferred Stock. For a three-year period following the closing, each holder of Series D Preferred Stock has a right to purchase its pro rata portion of any securities the Company may offer in a privately negotiated transaction, subject to certain exceptions.

The purchasers of the Series D Preferred Stock in the initial closing of the private placement also received for no additional consideration Warrants exercisable for an aggregate of ### shares of Common Stock at an initial exercise price of $0.50 per share, subject to certain anti-dilution adjustments. If the Warrants are exercised within 12 months of the closing, however, the exercise price will be $0.30 per share, subject to certain anti-dilution adjustments. The Warrants expire on July 13, 2008. If the second closing of the private placement occurs, Warrants to purchase an additional ### shares of Common Stock will be issued.

Management believes that the net proceeds from the offerings (assuming the second closing is consummated), together with certain other sources of funds, will be sufficient to enable the Company to reach the period when the Company can reasonably expect to achieve profitability. There can be no assurance that management's estimate as to costs and timing will be correct. However, if there are any additional delays in the Company meeting its timetable, the Company may require additional funding.

The Company has entered into a strategic partnering agreement with CMI to distribute the Company's products exclusively to the law enforcement market. Based on CMI's initial sales forecasts, CMI will make payments of approximately $5 million to LifePoint over a two and one-half year period. However, there can be no assurance that CMI will make payments approximating that amount. Fees will be calculated and paid in accordance with the confidential terms of the agreement. There are no conditions for the Company to meet other than the delivery of product to receive the fees. CMI has minimum, confidential, sales requirements for the three-year term of the contract in order to retain the exclusive marketing rights. Additionally, the Company continues to pursue additional strategic partnering for other markets. However, there can be no assurance when and if such arrangements will be made.

There can be no assurance that the Company will be successful, if required, in securing additional financing, whether through a capital leasing firm, an asset-based lender, a strategic partner, a public offering or a private placement.

On March 6, 2000 and June 16, 2000, the Compensation Committee authorized that executive officers and senior staff designated as significant employees, who are optionees under the LifePoint, Inc. 1997 Stock Option Plan ("the 1997 Option Plan") and the 2000 Option Plan, respectively, or who hold Common Stock purchase warrants may exercise an option or a warrant by delivering a promissory note (the "Note") to the order of the Company. As of March 31, 2003 a single note totaling $15,000 was due to the Company with a due date of September 14, 2006, bearing interest of 9%. The note had a term of eighteen months, which was extended to sixty months by the Board of Directors. A detailed list of the Notes due from Officers and senior staff may be found in Item 13 Certain Relationships and Related Transactions. All other notes previously issued have been fully repaid, including interest payments.

Operating Cash Flows

Net cash used for operations during fiscal 2003 amounted to $14,711,000 as compared to $11,989,000 and $6,952,000 in fiscal 2002 and 2001, respectively. The cash used by operating activities in fiscal 2003 increased by $2,722,000 from fiscal 2002, which was the result of increased staffing, related expenses associated with the commercialization of the IMPACT Test System including product redesign and rework, delays in bringing the product to market and subsequent inventory write downs. Net cash used by operating activities in fiscal 2002 increased by $5,037,000 from fiscal 2001, which was the result of increased staffing, facilities and related expenses associated with the final development phase of the IMPACT Test System.

Investing Cash Flows

During fiscal 2003, 2002 and 2001, net cash used by investing activities was $789,000, $888,000 and $747,000, respectively. The $99,000 decrease in cash used in fiscal 2003 over fiscal 2002 was directly related to fewer patents and trademarks costs in fiscal 2003. The increase in fiscal 2002 over fiscal 2001 of $141,000 was directly related to the cost of obtaining trademark rights for "LifePoint", "IMPACT" and "ARIS" in the United States, Europe, Australia and Japan.

Financing Cash Flows

Net cash provided by financing activities amounted to $12,591,000 during fiscal 2003 primarily related to the seventh private placement of common stock with net proceeds of $9,420,000 and proceeds of a convertible debt offering of $2,500,000. An additional $652,000 was received from the exercise of stock options and warrants.

Net cash provided by financing activities amounted to $9,634,000 during fiscal 2002 primarily related to the sixth private placement of 393,916 shares of the Company's Series C Preferred Stock with net proceeds of $12,528,000, representing $9,528,000 of new investments and $3,000,000 of Series B Preferred Stock converted into Series C Preferred Stock. An additional $814,000 was received from the exercise of stock options and warrants.

Net cash provided by financing activities amounted to $4,443,000 during fiscal 2001 related to the fifth private placement of the Series B Preferred Stock with gross proceeds of $3,000,000, proceeds from the exercise of warrants and options of $1,685,000 and net payments of capital leases of $242,000.

Results of Operations

Fiscal 2003 vs. Fiscal 2002

During fiscal 2003 the Company recognized revenues of $49,000 from the sales of IMPACT Test Systems and Saliva Test Modules. While the Company believes it has met the criteria of SAB 101, due to delays in receiving payments on some of the Company's initial product shipments, the Company has elected to record revenue related to shipments made during the year ended March 31, 2003 only to the extent the related cash has been collected. The Company recognized $1,317,000 of cost of sales for the year ended March 31, 2003 which includes costs related to the warranty repair or replacement of IMPACT Test Systems already in the field and units being used for field evaluation, contingent sales (inventory being evaluated for purchase) and internal use, and a reserve of $747,000 for inventories which may be in excess of current requirements. During fiscal 2002, the Company recognized revenues of $136,000, and cost of sales of $623,000, including an adjustment of $350,000 for excess inventory. During fiscal 2003, the Company spent $9,791,000 on research and development, $2,671,000 on general and administrative expenses and an additional $1,956,000 on selling expenses, as compared with $7,906,000, $2,494,000 and $1,896,000, respectively, during fiscal 2002. The increase of $1,885,000, or 24%, in research and development expenditures in 2003 primarily related to increased expenses due to transfer of product to manufacturing, a write down of inventory to offset modifications made to existing IMPACT Test Systems and write off of parts changed due to design modifications. General and administrative expenses increased $177,000, or 7%, primarily as a result of costs associated with the transfer to new corporate counsel with resulting fees from both law firms during the transfer period. Depreciation and amortization during fiscal 2003 were $638,000 as compared to $522,000 for fiscal 2002 . Selling expenses increased $60,000, or 3%, as a result of increased staffing and focus on marketing the IMPACT Test System. Interest expense for fiscal 2003 was $458,000, including $201,000 in non-cash interest expense related to the amortization of debt discount, while interest income was $77,000, as compared to $168,000 and $355,000, respectively, for fiscal 2002.

Fiscal 2002 vs. Fiscal 2001

During fiscal 2002, the Company recognized revenues of $136,000. Cost of goods sold for fiscal 2002 included an adjustment of $350,000 for excess inventory and to the higher start-up costs associated with pilot manufacturing and the initial builds of product (R&D purchases of initial parts and the use of engineering rather than production labor). Research and development expenses in fiscal 2002 were $7,906,000 as compared to $5,423,000 in fiscal 2001, or an increase of $2,483,000 or 46%. The increase in research and development during fiscal 2002 was a result of the Company's transition into the final stages of development including product launch delays. Staffing levels in product development increased 37.9% in fiscal 2002, while staffing in pilot manufacturing increased 467% in fiscal 2002. Selling, general and administrative expenses were $4,390,000 in fiscal 2002 as compared to $2,165,000 in fiscal 2001, or an increase of $2,225,000 or 103%. The increase was due to increased sales and marketing activities related to product launch in February 2002. In addition, staffing increased 63.6% for fiscal 2002. Depreciation and amortization during fiscal 2002 were $522,000 as compared to $255,000 for fiscal 2001. The increase of $266,000 was a result of increased furniture, equipment and leasehold improvements from fiscal 2001 related to the addition of the corporate headquarters and manufacturing facility. Interest income for fiscal 2002 was $355,000 as compared to $504,000 for fiscal 2001. The decrease of $149,000 was the result of lower interest earned due to lower average cash on hand during the year. Interest expense in fiscal 2002 was $168,000 as compared to $79,000 for fiscal 2001. The increase was a result of interest paid to certain holders of the Series C Preferred Stock and paid to the General Conference Corporation of Seventh-day Adventists (the "GCC") on the $1.5 million short-term note. The net loss for fiscal 2002 was $12,597,000 as compared to $7,163,000 for fiscal 2001. The increase of $5,434,000 or 76% was primarily the result of the increase in product development, pilot manufacturing and marketing and sales expenses noted above.

Inflation

The Company believes that inflation has not had a material effect on its results of operations.

Critical Accounting Policies

The Company's accounting policies are more fully described in Note 1 of Notes to the Financial Statements. As disclosed in Note 1 of Notes to the Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The Company believes the following critical accounting policies involve significant judgements and estimates that are used in the preparation of our financial statements.

Inventory

Inventories are priced at the lower of cost or market using the first-in, first-out (FIFO) method. The Company maintains an allowance against inventory for the potential future obsolescence or excess inventory that is based on the Company's estimate of future sales. A substantial decrease in expected demand for the Company's products, or decreases in the Company's selling prices could lead to excess or overvalued inventories and could require the Company to substantially increase its allowance for excess inventory.

Revenue Recognition

The majority of the Company's revenue is from sales of the IMPACT Test System, which launched at the end of fiscal 2002. The Company recognizes revenue in the period in which products are shipped, title transferred and acceptance and other criteria are met in accordance with the Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. While the Company believes it has met the criteria of SAB 101, due to delays in receiving payments on some of the Company's initial shipments of products, the Company elected, during the quarter ended December 31, 2002, to begin recording revenue related to shipments only to the extent the related cash has been collected. During the year ended March 31, 2003, the Company had $146,000 in product shipments to customers that are subject to customer evaluations and acceptance. These product shipments are included in finished goods inventory at cost.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Patent and License Costs

Patents are recorded at cost and amortized using the straight-line method over the expected useful lives of the patents or 17 years, whichever is less. Cost is comprised of the consideration paid for patents and related legal costs. If management determines that development of products to which patent cost relate is not reasonably certain or that costs exceed recoverable value, such costs are charged to operations.

License costs are recorded based upon the fair value of consideration paid and amortized using the straight-line method over the expected useful life of the underlying patents.

Long-lived Assets

The Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company reduces the carrying value of the asset to fair value. While the Company's current and historical operating cash flow losses exceed the assets' carrying value, and accordingly, the Company has not recognized any impairment losses on long-lived assets through March 31, 2003.

Research and Development Expenses

Since the Company's inception, virtually all of its activities have consisted of research and development efforts related to developing our IMPACT Test System. The Company expenses all such expenditures in the period incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see Item 14 of this Report for financial statements and supplementary data.

ITEM 9. CHANGES IN ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

On July 8, 2003, the Company was notified by its independent auditors, Ernst & Young LLP, that they would not stand for re-election after completion of the current audit for the year ended March 31, 2003. Ernst & Young's report for the year ended March 31, 2003 is unqualified with an explanatory paragraph related to the Company's ability to continue as a going concern, and their report for the year ended March 31, 2002 was unqualified. There were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company has authorized Ernst & Young to respond fully and without limitation to any inquiries of a successor independent audit firm to be retained by the Company. Such a successor firm has not been named by the Company as of the date of this filing.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following table contains certain information relating to the directors and executive officers of the Company as of May 31, 2003:

Name Age Position

Linda H. Masterson 52 President, Chief Executive Officer,

and Chairman of the Board

Thomas J. Foley 63 Senior Vice President, Research and Development

Donald W. Rutherford 63 Chief Financial Officer, Vice President Finance, Secretary

Michele A. Clark 50 Controller

Charles J. Casamento 58 Director

Peter S. Gold 78 Director

Paul Sandler 63 Director

Roger Stoll 61 Director

Stan Yakatan 60 Director

The Company has a classified Board. Each director of the Company is elected to serve until the third Annual Meeting of Stockholders following his or her election or until his or her successor is elected and shall have qualified. Each officer of the Company is elected by the Board of Directors to serve at the discretion of the Board.

The last Annual Meeting of Stockholders was held on September 12, 2002.

Business Experience

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

Donald W. Rutherford, with over 30 years experience, was appointed CFO in April 2003. Mr. Rutherford is a partner with Tatum CFO Partners LLP and since 1999 he has provided CFO services to a number of client companies. From 1995 to 1999, Mr. Rutherford served as CFO of USGT Resources Inc., a natural gas marketer and asset manager. From 1988 to 1995, he served as CFO of General Automation, Inc. a developer and manufacturer of computer hardware and software with a number of international subsidiaries. From 1995 to 1998, he served as Vice President Finance for the Sales Division of Micom Systems, Inc. Previously Mr. Rutherford served as CFO and held other executive positions with several technology companies and a Venture Capital company prior to which he worked with Coopers and Lybrand (now PricewaterhouseCoopers) in their audit practice and with their consulting associate. Mr. Rutherford is both a Chartered Accountant and a professional engineer with a BASc in Industrial Engineering from the University of Toronto.

Michele A. Clark became an employee of LifePoint on April 12, 1999 and was elected as the Controller and appointed as the Chief Accounting Officer (CAO) on April 16, 1999. Ms. Clark has over twenty-five years of accounting and finance experience in manufacturing and high tech companies. Ms. Clark was most recently the Controller at Auto-Graphics, Inc., a software development company, where she managed all accounting, finance, human resource, and administrative functions within the company. Additionally, she was responsible for all SEC filings and shareholder relations. Prior to Auto-Graphics, Ms. Clark was Controller at Typecraft, Inc., a commercial lithographer, where she was responsible for all accounting, finance, and human resource functions. Prior to Typecraft, Ms. Clark served as accounting manager for three retail companies with multiple locations. Ms. Clark graduated Cum Laude with a B.S. in Accounting from University of La Verne. In April 2003, with the appointment of Mr. Rutherford as Chief Financial Officer, Ms. Clark stepped down as CAO and will remain with the Company as Controller.

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

Roger G. Stoll, Ph.D. was elected a director of the Company on July 9, 2002. Dr. Stoll is currently a partner and co-founder of MassHealth Ventures LLP, a healthcare venture capital partnership. From 1998 to January 2001, Dr. Stoll served as Executive Vice President at Fresenius Medical Care-North America, with responsibility for the Dialysis Products Division. From 1991 to 1998, he served as President and CEO of Ohmeda Inc., a pharmaceutical and medical products company with worldwide sales of approximately $1 billion. From 1986 to 1991, Dr. Stoll served as a senior executive at Bayer AG, where he rose to the position of Executive Vice President and General Manager of the worldwide diagnostic business group. Dr. Stoll also serves on the board of directors for Cortex Pharmaceuticals, Inc., Agensys Inc. and Questcor Pharmaceuticals Inc. Dr. Stoll received his Bachelor of Science degree in pharmacy from Ferris State College and a doctorate in biopharmaceutics and drug metabolism from the University of Connecticut. He conducted post-doctoral studies in pharmacokinetics at the University of Michigan and has published more than 30 scientific papers.

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

Family Relationships

None

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 furnished to LifePoint under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to fiscal 2003, LifePoint is not aware of any director or executive officer of LifePoint who failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act during fiscal 2003.

As of March 31, 2003, the GCC was the only beneficial owner of 10% or more of the Common Stock known to the Company. The GCC has advised LifePoint that it made timely filings with respect to its transactions in fiscal 2003.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation paid or accrued by the Company during fiscal 2003 and the fiscal years ended March 31, 2002 ("fiscal 2002") and 2001 ("fiscal 2001") to the sole person who served as the Chief Executive Officer during fiscal 2003 and to the other executive officers who served during fiscal 2003.

				Long-Term Compensation Awards
				Restricted	Securities	LTIP
	Fiscal	Annual Compensation		Stock	Underlying	Payouts	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Awards($)	Options(#)	($)	Compensation
Linda H. Masterson,	2003	$ 168,218	$ -	$ -	120,000	$ -	$ 60,000	(6)
Chief Executive Officer	2002	$ 167,164	$ -	$ -	142,840	$ -	$ -
and President (1) (5)	2001	$ 184,673	$ -	$ -	120,000	$ -	$ -

Thomas J. Foley	2003	$ 132,081	$ -	$ -	60,000	$ -	$ -
Senior Vice President,	2002	$ 130,974	$ -	$ -	77,895	$ -	$ -
Research and development(2) (5)	2001	$ 142,252	$ -	$ -	60,000	$ -	$ -

Donald C. Fletcher	2003	$ 118,208	$ -	$ -	-	$ -	$ -
Vice President, Operations (3) (5)	2002	$ 123,173	$ -	$ -	42,330	$ -	$ -
	2001	$ 83,462	$ -	$ -	85,000	$ -	$ -

Michele A. Clark	2003	$ 90,075	$ -	$ -	30,000	$ -	$ -
Chief Accounting Officer	2002	$ 83,406	$ -	$ -	41,395	$ -	$ -
and Controller (4) (5)	2001	$ 88,804	$ -	$ -	15,000	$ -	$ -

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
  Mr. Fletcher was elected as Vice President, Operations on August 25, 2000 and terminated his employment on October 31, 2002.
  Ms. Clark was elected Chief Accounting Officer and Controller on April 16, 1999, in April 2003 she stepped down as CAO and remains with the Company as Controller.
  Ms. Masterson, Dr. Foley, Mr. Fletcher and Ms. Clark were subject to a 25% salary reduction for the period October 1, 2001 through March 31, 2002 and again from February 1, 2003 through the date of this Report. Ms. Masterson took no salary from March 21, 2003 through the date of this Report.
  Ms. Masterson received $60,000 for her relocation to Southern California.

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

As of March 31, 2003, options to purchase an aggregate of 2,306,735 shares of the Common Stock granted to employees including officers, directors and consultants were outstanding. As of such date, options to purchase an aggregate of 851,741 shares of the Common Stock had been exercised and options to purchase an aggregate of 1,037,343 shares of the Common Stock were then exercisable. Options granted to date under both Option Plans have generally become exercisable as to one-quarter of the shares subject thereto on the first anniversary date of the date of grant and as to 1/36th of the remaining shares on such calendar day each month thereafter for a period of 36 months. Certain options will become exercisable upon the achievement of certain goals related to corporate performance and not that of the optionee. The exercise price per share for incentive stock options under the Code may not be less than 100% of the fair market value per share of the Common Stock on the date of grant. For nonqualified stock options, the exercise price per share may not be less than 85% of such fair market value. No option may have a term in excess of ten years.

The Company has not granted any options to consultants other than to the two current members of its Scientific Advisory Board and the nine members of its Substance Abuse Advisory Board, each receiving an option to purchase 10,000 shares. The Company will grant a similar option to any future member of the Advisory Boards. For information on as to options granted to non-employee, non-consultant directors, see the section "Compensation of Directors" under this caption "Executive Compensation."

The Company has never granted any stock appreciation rights.

The following table contains information concerning the grant of options to the Chief Executive Officer of the Company and other named executive officers whose compensation for fiscal 2003 is reported in the Summary Compensation Table under this caption "Executive Compensation."

	Individual Grants
	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees in Fiscal	Exercise or Base Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name	Granted (#)	2003(1)	($/Sh) (2)	Date	5% ($)	10% ($)

Linda H. Masterson	120,000	14.5%	$1.65	12/12/12	$124,800	$315,600

Thomas J. Foley	60,000	7.2%	$1.65	12/12/12	$62,400	$157,800

Michele A. Clark	30,000	3.6%	$1.65	12/12/12	$31,200	$78,900

  Based upon options to purchase an aggregate of 1,091,475 shares of Common Stock granted in fiscal 2003.
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

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

Options to purchase 15,925 shares of the Common Stock were exercised by employees, during fiscal 2003.

As indicated in the preceding section, the Company has never granted any stock appreciation rights.

The following table shows the fiscal year-end option values for the Chief Executive Officer of the Company and the other named executive officers whose compensation for fiscal 2003 is reported in the Summary Compensation Table under this caption "Executive Compensation".

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options At Fiscal Year End ($) (1) Exercisable/Unexercisable

Linda H. Masterson	-	$ -	179,832/267,500	$89,916/$133,750

Thomas J. Foley	-	$ -	247,903/133,750	$123,952/$66,875

Michele A. Clark	-	$ -	87,546/66,563	$43,733/$33,281

    The market value of the options on March 31, 2003 is based on the closing sale price of $0.50 per share on that date.

Other Compensation

The Company currently has no pension plan in effect and has in effect no restricted stock plan, no stock appreciation rights nor any other long-term incentive plan under which grants or allocations may be made in the fiscal 2003 or thereafter.

Compensation of Directors

On December 13, 2002, the Board of Directors modified the compensation arrangements previously adopted on January 21, 2000 for outside directors. In consideration of the services to be performed as a director of the Company, each director:

    who is not an employee of the Company, or any subsidiary of the Company (if hereafter created), or who is not a consultant to the Company, or, when incorporated, any subsidiary of the Company, and who is not paid a fee on a monthly basis,

shall receive as compensation in lieu of cash compensation; (1) each new non-employee director will receive an initial grant of options to purchase 30,000 shares of the Corporation's Common Stock upon election to the Board and thereafter will receive an annual grant of 10,000 options for continued service on the Board, (2) each non-employee Committee chairman shall receive an annual grant of 3,000 stock options, (3) each non-employee Committee member shall receive an annual grant of 2,000 stock options for such service. The initial grant shall be on the day of his or her first election as a director of the Company, whether by the Board or the stockholders, and thereafter on the anniversary day of such first election. The exercise price of each option or stock option shall be the Fair Market Value as determined pursuant to the 1997 Option Plan or the 2000 Option Plan on the respective date of the grant, or if not a business day, on the preceding day on which the Common Stock was traded. Each option will expire ten years from its date of grant and will become exercisable as to one quarter of the shares of the Common Stock on the first anniversary of the date of grant and 1/36th of the remaining shares of the Common Stock on the same date each month thereafter for a period of 36 months, with any odd amount being exercisable in the 36th month.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During fiscal 2003, Charles J. Casamento, Peter S. Gold, Paul Sandler and Roger G. Stoll who replaced Mr. Casamento served as members of the Board's Compensation Committee, with Dr. Sandler then Mr. Gold serving as Chairperson. None of the foregoing is, or ever was, an officer or employee of the Company. In addition, none of the foregoing had any relationship with the Company requiring disclosure under any paragraph of Item 404 of Regulation S-K under the Securities Act and Exchange Act. No executive officer of the Company serves on the compensation committee or board of directors of any other entity.

Board Compensation Committee Report on Executive Compensation

The Company's executive officer compensation program is administered and reviewed by the Compensation Committee of the Board of Directors consisting of directors (currently three) who are neither officers nor employees of the Company and who have no other interlocks with the Company. The Compensation Committee currently consists of Messrs. Peter S. Gold, Paul Sandler and Roger G. Stoll, with Mr. Gold serving as its Chairperson. Messrs. Gold and Sandler have continuously served as members since the Compensation Committee was created on December 5, 1997. Mr. Stoll was appointed to the Compensation Committee by the Board on December 13, 2002. Appointments to the Compensation Committee are reviewed on an annual basis.

Policy and Mission

The Compensation Committee has determined that the compensation program for the Company's executive officers should not only be adequate to attract, motivate and retain competent personnel, but should also - to the extent feasible - be related to the short-term and long-term objectives of the Company. Because the Company had continued to derive little revenues from products or services through fiscal year ended March 31, 2003 ("fiscal 2003"), , the Compensation Committee has not been able to relate executive compensation to the financial performance of the Company in terms of an officer's contribution to profitability. The officers' projections do not anticipate a profit for the Company until five quarters after the July 2003 funding.

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

Although the Compensation Committee, prior to March 23, 2001, has not used performance goals as the basis for determining monetary compensation, it has used the achievement of operational objectives by the Company as the basis for determining the exercisablity of certain warrants and options. On March 23, 2001, the Compensation Committee adopted the LifePoint, Inc. Management Bonus Plan (the "Bonus Plan") pursuant to which officers can earn cash compensation equal to a percentage of their base salary based on the achievement of goals during the prior fiscal year, commencing with fiscal 2002. At least one of a participant's annual goals must relate to the Company's overall performance, while the others may relate to his or her area of specific responsibility. The Bonus Plan reserves the right of the Compensation Committee to defer payment of the cash bonuses if the members are concerned about the liquidity of the Company or any delay in its achieving profitability. The Compensation Committee, in adopting the Bonus Plan, believed that this new incentive was necessary for the attraction, motivation and retention of key personnel in view of what competitors offer. Although initially in adopting the Bonus Plan the Compensation Committee acted on projections that the Company would begin to have revenues at the end of the fiscal year ended March 31, 2002 ("fiscal 2002") and might achieve profitability in the future, the Compensation Committee remains of the opinion that the Bonus Plan is necessary for competitive reasons even without achievement of the revenues and profitability when initially projected and that its reserve power will enable the Committee to protect stockholders' interests should the Company's financial position at the end of any fiscal year so require. The Compensation Committee has exercised its right to defer payment of bonuses for fiscal 2002 until the Committee is satisfied that revenues are being derived on a regular and satisfactory basis.

The Compensation Committee, on the anniversary date of the initial grant, reviews the grants of options to optionees, including executive officers, in accordance with an approved formula for future grants and an evaluation of the optionee's performance in the prior year. Although the Compensation Committee receives a report as to any annual increases in an executive officer's base salary (the initial salary having been approved by the Board of Directors or the Compensation Committee), the Compensation Committee currently (under the Company's Grants of Authority) only approves increases raising an annual base salary to $150,000 or more. Currently, only the Chief Executive Officer, the Chief Financial Officer and the Senior Vice President, Research and Development requires approval of her or his salary. The Chief Executive Officer approves the increases for the other executive officers provided that the base salary, after the increase, is below $150,000.

Because of the delay in bringing the Company's product to market, no employee in the Company has received a salary increase since September 2000.

Chief Executive Officer's Compensation in 2003

As indicated above, the Compensation Committee has based its salary and option awards to the Chief Executive Officer based on its review of independent survey data for comparable companies and its evaluation of her performance, as well as taking into consideration the cash requirements of the Company. Despite the Committee's unanimous approval of her performance, the cash requirements led the Committee to setting on September 1, 2000 her cash compensation for fiscal 2001 in the 25% percentile rather than in a higher percentile to which their evaluation of her performance would have entitled her and to attempt, in lieu thereof, to be liberal in awarding her stock compensation. As indicated above, the fiscal 2001 compensation ($190,000 on an annualized basis) continued to be paid to her during fiscal 2002 and the first three months of the fiscal year ending March 31, 2003 ("fiscal 2003"). In determining on June 14, 2002 that her base salary should be increased to $207,500 for the balance of fiscal 2003 and until the Compensation Committee otherwise authorizes, the Compensation Committee made its determination on a similar basis as it previously did in 2000. As previously indicated, effectiveness of the increased salary rate has been deferred until achievement of the revenue objective. Since March 21, 2003 the Chief Executive Officer voluntarily deferred her compensation pending the securing of additional financing. The Compensation Committee believes that, as the Company's revenues begin to grow and ultimately as profitability is achieved, the Chief Executive Officer's compensation will be evaluated on a basis more typical to chief executive officers in an operational company.

The Chief Executive Officer has been granted warrants, participates in the option plans of the Company and participates in the Bonus Plan.

Other Officer's Compensation in 2003

As indicated above, the Compensation Committee has, in granting options to executive officers followed its previously approved guidelines. As also previously indicated, the Company's Grants of Authority have not required the Committee's approval of increases in annual base salary (subject to the $150,000 maximum) except as to two executive officers in addition to the Chief Executive Officer. Approval of initial base salary has been based on an evaluation of competitive salaries. All current executive officers have been eligible to participate, commencing with fiscal 2002, in the Bonus Plan.

Board Action

The directors who are not members of the Compensation Committee receive copies of minutes of the meetings of the Compensation Committee so that they are aware of its actions. The other Board member who is not an executive officer has not elected to have the Board reconsider any action of the Compensation Committee.

Submitted by the Compensation Committee on June 18, 2003.

Peter S. Gold, Chairman

Paul Sandler

Roger Stoll

Performance Graph

The following performance graph were prepared on the basis of a comparison with companies on The Nasdaq Stock Market because no comparable data was available with respect to companies on the AMEX on which the Common Stock is listed. Since its inception, the Company has not paid any dividends to the holders of the Common Stock.

GRAPH.GIF

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth, as of March 31, 2003, certain information with respect to (1) any person known to us who or which beneficially owned more than 5% of the Common Stock, (2) each director of the Company, (3) the Chief Executive Officer and (3) all directors and executive officers as a group. Each beneficial owner who is a natural person has advised us that he or she has sole voting and investment power as to the shares of the Common Stock, except that, until a common stock purchase warrant or an option is exercised, or a share of preferred stock is converted, there is no voting right.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
General Conference Corporation of Seventh-day Adventists	9,931,057 (2)	24.2%
12501 Old Columbia Pike
Silver Spring, MD 20804-6600

Jonathan J. Pallin	3,529,800 (3)	9.2%
722 Starlight Heights Drive
La Canada, CA 91011

Linda H. Masterson (4)	1,612,384 (5)	4.3%
1205 South Dupont Street
Ontario, CA 91761

Peter S. Gold (6)	927,917 (7)	2.5%
1205 South Dupont Street
Ontario, CA 91761

Paul Sandler (6)	569,782 (8)	1.5%
1205 South Dupont Street
Ontario, CA 91761

Charles J. Casamento (6)	15,729 (9)	nil
1205 South Dupont Street
Ontario, CA 91761

Stan Yakatan (6)	15,729 (9)	nil
1205 South Dupont Street
Ontario, CA 91761

All directors and executive	3,589,971 (10)	9.4%
Officers as a group (8 persons)

  The percentages computed in this column of the table are based upon 37,226,378 shares of the Common Stock which were outstanding on March 31, 2003. Effect is given, pursuant to Rule 13d-3(1)(i) under the Exchange Act, to shares issuable upon the exercise of common stock purchase warrants and options currently exercisable or exercisable within 60 days of March 31, 2003 and to the shares issuable upon the conversion of shares of the Company's Series C Preferred Stock, $.001 par value (the "Series C Preferred Stock"), all of which shares are currently convertible.
  The shares of the Common Stock reported in the table include (a) 240,000 shares issuable upon the exercise by this holder and its affiliate at $3.00 per share of a common stock purchase warrant expiring February 28, 2005; (b) 333,424 shares issuable upon the conversion of 28,571 shares of the Series C Preferred Stock; (c) 333,424 shares issuable upon the exercise as $3.00 per share of a common stock purchase warrant expiring June 19, 2006; (d) 500,000 shares issuable upon the exercise at $3.25 per share of a common stock purchase warrant expiring January 29, 2007; (e) 250,000 shares estimated to be issued upon the future redemptions of premium with respect to the 28,571 shares of the Series C Preferred Stock; (f) 1,500,000 shares issuable upon the exercise at $3.00 per share of a common stock purchase warrant expiring November 11, 2007; and (f) 625,000 shares issuable upon conversion of a convertible debt agreement into shares of the Company's common stock.
  The shares of the Common Stock reported in the table include 1,000,000 shares issuable upon the exercise at $3.00 per share of a common stock purchase warrant expiring February 18, 2008.
  A director of the Company since May 31, 1996; effective August 1, 1996, its President; effective May 23, 1997, its Chief Executive Officer; and, effective June 16, 2000, its Chairman of the Board.
  The shares of the Common Stock reported in this table as being beneficially owned by Ms. Masterson are held, or, following exercise, will be held by Robert P. Masterson and Linda H. Masterson, Trustees of Masterson Family Trust, dated September 23, 2000 and include (a) 6,992 shares issuable upon the exercise at $.50 per share of an option expiring June 29, 2008; (b) 45,000 shares issuable upon the exercise at $1.67 per share of an option expiring October 9, 2009; (c) 77,500 shares issuable upon the exercise at $6.00 per share of an option expiring October 19, 2010 and (d) 65,340 shares issuable upon the exercise at $3.17 per share of two options each expiring December 6, 2011.
  A director of the Company.
  The shares of the Common Stock reported in the table include (a) 15,000 shares issuable upon the exercise at $1.81 per share of an option expiring April 15, 2009; (b) 7,708 shares issuable upon the exercise at $3.22 per share of an option expiring April 15, 2010; and (c) 5,208 shares issuable upon the exercise at $4.09 per share of an option expiring April 15, 2011.
  The shares of the Common Stock reported in the table include (a) 15,000 shares issuable upon the exercise at $1.81 per share of an option expiring April 15, 2009; (b) 7,708 shares issuable upon the exercise at $3.22 per share of an option expiring April 15, 2010; (c) 3,921 shares issuable upon the exercise at $2.55 per share of an option expiring January 20, 2010; (d) 5,208 shares issuable upon the exercise at $4.09 per share of an option expiring April 15, 2011; (e) 3,183 shares issuable upon the exercise at $3.77 per share of an option expiring December 14, 2010; and (f) 4,380 shares issuable upon the exercise at $2.64 per share of an option expiring December 6, 2011. The shares reported in the table also include (w) 105,030 shares issuable upon the conversion of 9,000 shares of the Series C Preferred Stock and (x) 105,030 shares issuable upon the exercise at $3.00 per share of a common stock purchase warrant expiring September 27, 2006, both of which securities being held in the name of PMLDSS Ltd., a family partnership of which Dr. Sandler is the President of the corporate general partner and, accordingly, may be deemed the beneficial owner of such securities. The table also reflects as beneficially owned: (y) the Company's estimate as to an aggregate of 78,750 shares to be issued to PMLDSS Ltd. upon the future redemptions of premium with respect to the shares of the Series C Preferred Stock.
  The shares of the Common Stock reported reflected in the table reflect (a) 10,938 shares issuable upon the exercise at $6.56 per share of an option expiring June 15, 2010 and (b) 4,792 shares issuable upon the exercise at $3.48 per share of an option expiring June 15, 2011.
  The shares of the Common Stock reported in the table include (a) those issuable upon the exercise of the common stock purchase warrants and the options described in Notes (5), (7), (8) and (9) to the table; (b) an aggregate of 145,008 shares issuable to an executive officer upon his exercise at $.50 per share of two options expiring March 19, 2008 and one option expiring June 30, 2008; (c) 32,500 shares issuable to the same executive officer upon his exercise at $1.67 per share of an option expiring October 9, 2009; (d) 38,750 shares issuable to the same executive officer upon his exercise at $6.00 per share of an option expiring October 19, 2010; (e) 39,145 shares issuable to the same executive officer upon his exercise at $3.17 per share of two options each expiring December 6, 2011; (f) 30,213 shares issuable to another executive officer upon her exercise at $1.81 per share of an option expiring April 15, 2009; (g) 31,250 shares issuable to the same executive officer upon her exercise at $1.87 per share of an option expiring November 16, 2009; (h) 9,063 shares issuable to the same executive officer upon her exercise at $4.38 per share of an option expiring December 14, 2010; (i) 22,020 shares issuable to the same executive officer upon her exercise at $3.17 per share of two options each expiring December 6, 2011.

Securities Authorized for Issuance under Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants and rights)

Equity compensation plans approved by stockholders	2,306,735	$ 2.73	841,524

Equity compensation plans not approved by stockholders	5,224,545	$ 2.65	-

Total	7,531,280	$ 2.68	841,524

 The plans not approved by stockholders include the following:

  Common stock purchase warrants expiring April 7, 2003 held by five holders to purchase an aggregate of 3,040 shares at $1.00 per share issued in connection with an investor relations consulting agreement.
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
  A common stock purchase warrant expiring November 11, 2007 to purchase 1,500,000 shares at $3.00 per share issued in connection with a long-term financing arrangement.
  Common stock purchase warrants expiring December 12, 2007 to purchase an aggregate of 60,000 shares at $1.65 per share issued in connection with a consulting agreement for manufacturing and operational services.
  A common stock purchase warrant expiring February 18, 2008 to purchase 1,000,000 shares at $3.00 per share issued in connection with a short-term financing arrangement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 13, 2002, pursuant to its policy of making annual reviews of each optionee, the Compensation Committee granted, pursuant to the 2000 Option Plan, stock options expiring December 12, 2012 exercisable at $1.65 per share to: Linda H. Masterson, Chairman of the Board, President, Chief Executive Officer and director, to purchase 120,000 shares of the Common Stock; Thomas J. Foley, Senior Vice President, Research and Development, to purchase 60,000 shares of the Common Stock; and to Michele A. Clark, Controller and Chief Accounting Officer, to purchase 30,000 shares of the Common Stock. These options become exercisable in accordance with the terms of the 2000 Option Plan (see "Executive Compensation-Option/SAR Grants in the Last Fiscal Year" elsewhere in this Report).

On March 6, 2000 and June 16, 2000, the Compensation Committee authorized that executive officers who are optionees under the 1997 Stock Option Plan and the 2000 Option Plan, respectively, or who hold common stock purchase warrants may exercise an option or a warrant by delivering a promissory note (the "Note") to the order of the Company providing as follows: (1) principal and interest on the Note shall become due and payable on the earlier to occur of (a) the first business day which is 18 months after the date of the Note (which date of the Note shall be the date of exercise of the option or warrant) or (b) the shares of the Common Stock securing the Note are sold; (2) payments of principal and interest shall be secured by a pledge of the shares issued upon the exercise of the option or warrant; (3) the principal due under the Note shall bear interest at the rate equal to the amount required to be charged under the Code, at the date of the Note, so that the interest will not be deemed to be "below market" under Section 7872 of the Code; (4) the Note may be prepaid at any time without penalty provided that the net proceeds from any sale of the shares of the Common Stock so pledged shall be applied as a prepayment; and (5) the Note shall become due and payable in the event of an Event of Default (as defined in the Note) which shall occur (a) on the executive officer's failure to pay principal and interest when due, which default is not cured within 30 days, (b) if a bankruptcy or similar petition is filed against the executive officer and not discharged within 60 days, (c) if the executive officer seeks relief under Title 11 of the United States Code or similar statute or (e) when the executive officer is unable to pay his or debts as they mature; provided that this method of exercise may be used by an officer only two times in any fiscal year. The Transfer Agent for the Common Stock is directed to deliver the certificates evidencing the shares of the Common Stock issued upon exercise to Robert W. Berend, then Secretary of the Company and a partner of Wachtel & Masyr, LLP, then general counsel to the Company, to be held as security for the Company's loan. In authorizing this procedure to exercise, the Compensation Committee noted that, if an executive officer was required to sell his or her shares received upon exercise to meet tax or other obligations, he or she could subject himself or herself to "short swing" liability under Section 16(b) of the Exchange Act or violate some "lock-up" provision a future underwriter may impose on directors and officers of the Company and that permitting this method of exercise might ease problems under Section 422(d) of the Code relating to incentive stock options which first become exercisable in a year with a value in excess of $100,000 having the excess shares losing their incentive stock option treatment under the Code, thereby subjecting the executive officer to immediate tax liability. The Compensation Committee also noted that this type of exercise was permitted to optionees in other public companies.

As a result of the procedure described in the preceding paragraph, the following Note was outstanding as of March 31, 2003, bearing an interest rate of 9%:

Name of Sr Staff	Principal Amount of Note	Number of Shares	Due Date of Note

David J. Smith	$15,000	30,000[1]	9/14/06

    30,000 of these shares were issued upon the exercise of an option and also secure this loan.

On December 15, 2000, the Board of Directors authorized that an executive officer who has, or will in the future execute, a Note in payment of the exercise price for an option or warrant may, at his or her election, surrender to the Company shares of the Common Stock issued upon exercise to payoff the Note. The number of shares surrendered is determined by taking the total principal on the Note plus all accrued interest and dividing it by the Fair Market Value (as defined in the 2000 Option Plan) on the date of surrender. On December 2, 2002 Linda H. Masterson, Chief Executive Officer, surrendered 424,586 shares to payoff Notes due to the Company totaling $897,500 in principal and $36,588 in interest. Ms. Masterson has no further Notes due to the Company. As of March 31, 2003, a single Note for $15,000 was outstanding with a due date of September 14, 2006 and bearing interest at the rate of 9%. Due to the recent changes enacted under The Sarbanes-Oxley Act of 2002, the Company will accept no further Notes in favor of the Company from executive officers covered by the Sarbanes-Oxley Act.

Employment and Severance Agreements

There are no employment agreements currently in effect in the Company.

Pursuant to a Severance Agreement dated as of October 27, 1997 (the "Masterson Severance Agreement") between the Company and Linda H. Masterson, in the event that Ms. Masterson is terminated without cause (as defined in the Masterson Severance Agreement), she will be paid severance pay in a lump sum amount equal to her annual base salary that would have been paid to her had she not been terminated during the period between the date of termination and October 27, 2001. On August 1, 2001 the Board of Directors extended Ms. Masterson's Severance Agreement for five years. On May 23, 2003, the Board of Directors expanded Ms. Masterson's Severance Agreement to 18 months for a change in control, and to be consistent with the Severance Agreements established for the other senior managers as outlined below. On May 23, 2003 the Board of Directors approved Severance Agreements due to a change of control for Dr. Foley, senior vice-president of the Company and for four other members of senior management. Under these agreements, the recipient would be eligible for continuation of their salary and benefits for periods of from 6 to 12 months dependant upon their length of service with the Company. In addition, all stock options would immediately vest and the time period for the exercise of warrants would be extended to two (2) years, unless the original expiration date of such Stock Award or Warrants is sooner, subject to the terms of the original expiration date of such Stock Awards or Warrants.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out our evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

The LifePoint financial statements appear in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

Page

Report of Independent Auditors F-1

Balance Sheets as of March 31, 2003 and 2002 F-2

Statements of Operations for the years ended March 31, 2003,

2002, and 2001 F-3

Statements of Stockholders' Equity (Deficit) for the years

ended March 31, 2003, 2002 and 2001 F-4

Statements of Cash Flows for the years ended March 31, 2003,

2002 and 2001 F-5

Notes to Financial Statements F-8

(2) Financial Statement Schedules

 Financial Statement Schedules are omitted as they are not required, are inapplicable, or the information is included in the financial statement or notes thereon.

(b) Reports on Form 8-K

The following Report on Form 8-K was filed during the last quarter of the period covered by this Form 10-K Report.

On January 31, 2003, the Company filed a Current Report on Form 8-K with the SEC reporting that it intended to seek an additional $7 to $10 million in additional funding to replace the funds no longer available under a $10 million working capital line of which the investor decided not to extend the additional $7.5 million available under the credit facility.

On February 20, 2003, the Company filed a Current Report on Form 8-K with the SEC related to the Company's Letter to Stockholders, dated February 20, 2003, regarding the Company's current status.

(c) Exhibits

All of the following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement filed under the Securities Act or a periodic report filed by LifePoint or Substance Abuse Technologies, Inc. ("SAT") pursuant to Section 13 or 15(d) of the Exchange Act. If no footnote reference is made, the exhibit is filed with this Report.

Exhibit Number	Exhibit Title
3(a)	Copy of Restated Certificate of Incorporation as filed in Delaware on April 29, 1999.(1)
3(a)(1)	Copy of Certificate of Amendment to the Certificate of Incorporation as filed in Delaware on September 1, 2000.(2)
3(a)(2)	Copy of Restated Certificate of Incorporation as filed in Delaware on September 1, 2000(2)
3(a)(3)	Copy of Certificate of Designations as filed in Delaware on March 30, 2001.(3)
3(a)(4)	Copy of Certificate of Designations as filed in Delaware on June 20, 2001.(3)
3(a)(4)	Copy of Restated Certificate of Incorporation as filed in Delaware on January 28, 2002.(4).
3(b)	Copy of By-Laws of LifePoint as adopted on February 26, 1999.(1)
3(b)(1)	Copy of By-Laws of LifePoint as effective on September 1, 2000 superseding those filed as Exhibit 3(b) hereto.(2)
10(a)	Copy of License Agreement dated January 24, 1992 by and between the United States Navy (the "USN") and SAT. (Confidential Treatment Requested for Exhibit.).(5)
10(a)(1)	Copy of Amendment dated March 15, 1994 to License Agreement filed as Exhibit 10(a) hereto.(6)
10(a)(2)	Copy of Amendment dated June 16, 1995 to License Agreement filed as Exhibit 10(a) hereto.(6)
10(a)(3)	Copy of Letter dated May 15, 1995 from the USN to SAT.(6)
10(a)(4)	Copy of Fifth Modification dated November 12, 1997 to License Agreement filed as Exhibit 10(a) hereto.(7)
10(a)(5)	Copy of Partially Exclusive License dated March 12, 1999 between LifePoint and the United States of America as represented by the Secretary of the Navy.(1)
10(b)	Copy of Assignment dated as of January 1, 1993 between LifePoint and SAT of Licensing Agreement filed as Exhibit 10(a) hereto.(5)
10(b)(1)	Copy of Amended Sublicense Agreement dated September 23, 1993 superseding the Assignment filed as Exhibit 10(b) hereto.(6)
10(b)(2)	Copy of Approval dated September 24, 1993 by the USN of Amended Sublicense Agreement filed as Exhibit 10(b) hereto.(6)
10(c)	Copy of Cooperative Research Agreement (the "CRDA Agreement") dated April 16, 1992 by and between Naval Research Laboratory Section, United States Department of the Navy, and SAT.(5)
10(d)	Copy of Lease expiring January 31, 1997 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT as Tenant.(8)
10(d)(1)	Copy of Lease Modification Agreement to Lease filed as Exhibit 10(d) hereto.(9)
10(d)(2)	Copy of Sub-Lease Agreement dated as of January 1, 1993 by and between SAT as sub-landlord and LifePoint as subtenant.(5)
10(d)(3)	Copy of Third Amendment dated January 2, 1997 to Lease filed as Exhibit 10(e) hereto.(10)
10(d)(4)	Copy of Fourth Amendment dated November 3, 1997 to Lease filed as Exhibit 10(e) hereto.(7)
10(d)(5)	Copy of Fifth Amendment dated August 18, 1998 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant.(11)
10(d)(6)	Copy of Sixth Amendment dated March 31, 1999 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant. (1)
10(d)(7)	Copy of Seventh Amendment dated December 18, 2000 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant.(12)
10(e)	Copy of LifePoint's 1997 Stock Option Plan.(7)
10(e)(1)	Form of Stock Option Agreement used under Plan filed as Exhibit 10(e).(7)
10(e)(2)	Copy of LifePoint's 2000 Stock Option Plan.(12)
10(e)(3)	Forms of Stock Option Agreement used under Plan filed as Exhibit 10(e)(2).(13)
10(f)	Copy of Severance Agreement dated as of October 27, 1997 between LifePoint and Linda H. Masterson.(7)
10(g)	Copy of Agreement dated December 1, 1998 between Burrill and Company and LifePoint.(11)
10(h)	Commercial Pledge and Security Agreement dated June 2, 1999 between LifePoint and City National Bank.(13)
10(i)	Lease Agreement dated July 14, 1999 between LifePoint and FirstCorp.(13)
10(j)	Copy of Lease expiring July 31, 2005 by and between Slater Properties as landlord and LifePoint as Tenant.(13)
10(k)	Lease Agreement dated August 28, 2000 between LifePoint and Finova Capital Corporation.(14)
10(l)	Copy of Exclusive Distribution Agreement between LifePoint, Inc and CMI, Inc.(15)
23	Consent of Ernst & Young LLP.
99.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 14, 2002.

LIFEPOINT, INC.

(Registrant)

By: /s/ Linda H. Masterson

Linda H. Masterson

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on July 14, 2002.

Signature Title

/s/ Linda H. Masterson Principal Executive Officer and a Director

Linda H. Masterson

/s/ Donald W. Rutherford Principal Financial Officer

Donald W. Rutherford

/s/ Charles J. Casamento Director

Charles Casamento

/s/ Peter S. Gold Director

Peter S. Gold

/s/ Paul Sandler Director

Paul Sandler

/s/ Roger G. Stoll Director

Roger G. Stoll

/s/ Stanley Yakatan Director

Stanley Yakatan

CERTIFICATIONS

Certification requirements set forth in Section 302(a) of the Sarbanes-Oxley Act.

I, Linda H. Masterson, certify that:

1. I have reviewed this annual report on Form 10-K of LifePoint, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/   LINDA H. MASTERSON

Name: Linda H. Masterson

Title: Chairman, President and Chief

Executive Officer

Date: July 14, 2003

I, Donald W. Rutherford, certify that:

1. I have reviewed this annual report on Form 10-K of LifePoint, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/   DONALD W. RUTHERFORD

Name: Donald W. Rutherford

Title: Chief Financial Officer

Date: July 14, 2003

Report of Ernst & Young LLP, Independent Auditors

 The Board of Directors and Stockholders of

LifePoint, Inc.

We have audited the accompanying balance sheets of LifePoint, Inc. (the "Company") as of March 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifePoint, Inc. at March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ERNST & YOUNG LLP

Orange County, California

June 27, 2003

except for Note 9, as to which the date is

July 11, 2003

LIFEPOINT, INC.

BALANCE SHEETS

March 31,

2003 2002

ASSETS

Current assets:
Cash and cash equivalents	$ 75,588	$ 2,985,364
Accounts receivable, net of allowance of $120,00 and $70,000 at March 31, 2003 and 2002, respectively	-	68,987
Inventory, net of reserve of $1,097,000 and $350,000 at March 31, 2003 and 2002, respectively	2,376,583	1,394,393
Prepaid expenses and other current assets	337,343	202,313
Total current assets	2,789,514	4,651,057
Property and equipment, net	2,428,141	2,322,513
Patents and other assets, net	690,555	605,676
	$ 5,908,210	$ 7,579,246

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 2,871,963	$ 1,611,144
Accrued expenses	683,439	960,595
Notes payable, net of discount	388,859	-
Capital leases, short-term	412,606	475,338
Total current liabilities	4,356,867	3,047,077
Capital leases, long-term	-	320,271
Convertible debt, net of discount	1,620,250	-
	5,977,117	3,367,348
Commitments and contingencies
Stockholders' equity (deficit):
Series C 10% Cumulative Convertible Preferred Stock, $.001
par value, 600,000 shares authorized, 389,791 and 393,916
shares outstanding at March 31, 2003 and 2002, respectively	390	394
Common Stock, $.001 par value; 75,000,000 shares
authorized, 37,226,378 and 32,532,018 shares issued and
outstanding at March 31, 2003 and 2002, respectively	37,226	32,532
Additional paid-in capital	57,966,015	44,730,409
Notes receivable-key employees	(15,000)	(912,500)
Accumulated deficit	(58,057,538)	(39,638,937)
Total stockholders' equity (deficit)	(68,907)	4,211,898
	$ 5,908,210	$ 7,579,246

See Accompanying Notes.

LIFEPOINT, INC.

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2003	2002	2001

Revenues	$ 48,713	$ 135,980	$ -

Costs and expenses:
Cost of goods sold	1,317,189	623,242	-
Research and development	9,791,049	7,906,325	5,422,893
Selling expenses	1,955,531	1,895,839	752,061
General and administrative expenses	2,671,170	2,494,421	1,412,696

Total costs and expenses from operations	15,734,939	12,919,827	7,587,650
Loss from operations	(15,686,226)	(12,783,847)	(7,587,650)

Interest income	77,069	355,025	503,598
Interest expense	(458,031)	(168,142)	(78,477)

Total other (expense) income	(380,962)	186,883	425,121

Net loss	(16,067,188)	(12,596,964)	(7,162,529)

Less registration effectiveness fee	981,551	-	-
Less preferred dividends	1,369,862	995,837	-

Loss applicable to common stockholders	$ (18,418,601)	$ (13,592,801)	$ (7,162,529)

Weighted average common shares
outstanding - basic and diluted	35,827,837	31,747,342	30,491,519

Basic and diluted net loss per common share	$ (0.51)	$ (0.43)	$ (0.23)

See Accompanying Notes.
LIFEPOINT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period March 31, 2003, 2002, and 2001
					Additional	Notes
	Preferred stock		Common stock		paid-in	Receivable -	Accumulated
	Shares	Amount	Shares	Amount	capital	key employees	deficit	Total
Balance at March 31, 2000	-	$ -	29,769,501	$ 29,769	$ 29,145,385	$(1,116,875)	$ (18,883,607)	$ 9,174,672
Cashless payment on officer note	-	-	(18,196)	(18)	(106,974)	100,000	-	(6,992)
Exercise of stock options	-	-	220,527	221	265,914	(151,989)	-	114,146
Exercise of warrants	-	-	1,545,095	1,545	2,429,270	(860,000)	-	1,570,815
Sale of Series B preferred stock
through private placement offering	75,000	75	-	-	2,999,925	-	-	3,000,000
Net loss	-	-	-	-	-	-	(7,162,529)	(7,162,529)
Balance at March 31, 2001	75,000	75	31,516,927	31,517	34,733,520	(2,028,864)	(26,046,136)	6,690,112
Cashless payment on officer notes	-	-	(474,906)	(475)	(2,478,533)	2,190,552	-	(288,456)
Exercise of stock options	-	-	430,838	431	442,638	(214,188)	-	229,881
Variable option expense	-	-	-	-	50,655	-	-	30,655
Exercise of warrants	-	-	743,460	743	1,443,092	(860,000)	-	583,835
Cancellation of Series B preferred stock	(75,000)	(75)	-	-	(2,999,925)	-	-	(3,000,000)
Sale of preferred stock through private placement
net of $1,258,955 offering costs	393,916	394	-	-	12,527,711	-	-	12,528,105
Common stock issued as payment for interest
on 2nd close of Series C preferred stock	-	-	12,185	12	34,718	-	-	34,730
Dividend on Series C preferred stock	-	-	303,514	304	995,533	-	(995,837)	-
Net loss	-	-	-	-	-	-	(12,596,964)	(12,596,964)
Balance at March 31, 2002	393,916	394	32,532,018	32,532	44,730,409	(912,500)	(39,638,937)	4,211,898
Cashless payment on officer notes	-	-	(422,901)	(423)	(924,854)	897,500	-	(27,777)
Exercise of stock options	-	-	15,925	16	25,818	-	-	25,834
Exercise of warrants	-	-	875,289	875	625,267	-	-	626,142
Warrants and options issued to non-employees	-	-	-	-	90,215	-	-	90,215
Sale of common stock through private placement								-
net of $780,112 offering costs	-	-	2,720,000	2,720	9,417,168	-	-	9,419,888
Discount on convertible debt	-	-	-	-	1,035,000	-	-	1,035,000
Discount on note payable	-	-	-	-	250,000	-	-	250,000
Common stock and warrants issued as payment								-
of registration effectiveness fee	-	-	260,232	260	1,348,372	-	(981,551)	367,081
Dividend on Series C preferred stock	-	-	1,197,677	1,198	1,368,664	-	(1,369,862)	-
Conversion of preferred stock	(4,125)	(4)	48,138	48	(44)	-	-	-
Net loss	-	-	-	-	-	-	(16,067,188)	(16,067,188)
Balance at March 31, 2003	389,791	$ 390	37,226,378	$ 37,226	$ 57,966,015	$ (15,000)	$ (58,057,538)	$ (68,907)

See Accompanying Notes

LIFEPOINT, INC.

STATEMENTS OF CASH FLOWS

	For the years ending March 31,
	2003	2002	2001
Operating Activities
Net loss	$ (16,067,188)	$ (12,596,964)	$ (7,162,529)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	638,089	521,501	255,435
Amortization of debt discount	201,008	-	-
Interest paid on Series C funds	-	34,730	-
Provision for doubtful accounts	49,700	70,000	-
Inventory reserve	746,571	350,000	-
Compensation expense	90,215	30,655	-
Changes in operating assets and liabilities:
Accounts receivable	19,287	(138,987)	-
Inventory	(1,728,761)	(1,589,987)	-
Prepaid expenses and other current assets	(135,030)	24,150	(278,236)
Other assets	(39,194)	(104,784)	(220,466)
Accounts payable	1,423,212	889,812	446,430
Accrued expenses	90,633	521,140	6,982
Net cash used by operating activities	(14,711,458)	(11,988,734)	(6,952,384)
Investing Activities
Purchases of property and equipment	(728,535)	(727,922)	(709,813)
Capitalization of patent costs	(60,867)	(159,617)	(36,698)
Net cash used by investing activities	(789,402)	(887,539)	(746,511)
Financing Activities
Sales of common stock	10,200,000	-	-
Expenses of common stock offering	(780,112)	-	-
Sales of preferred stock	-	13,787,060	3,000,000
Expenses of preferred stock offering	-	(1,258,955)	-
Cancellation of Series B preferred stock	-	(3,000,000)	-
Exercise of stock options	25,834	229,881	114,146
Exercise of warrants	626,142	583,835	1,570,815
Proceeds from convertible debt	2,500,000	-
Proceeds from note payable	430,000	-	-
Payments received on notes receivable from officers	(27,777)	(288,456)	-
Payments on capital leases	(383,003)	(419,622)	(241,796)
Net cash provided by financing activities	12,591,084	9,633,743	4,443,165
Decrease in cash and cash equivalents	(2,909,776)	(3,242,530)	(3,255,730)
Cash and cash equivalents at beginning of year	2,985,364	6,227,894	9,483,624
Cash and cash equivalents at end of year	$ 75,588	$ 2,985,364	$ 6,227,894

For the years ending March 31,
	2003	2002	2001
Supplemental Disclosure of Cash Information:
Cash paid for interest	$ 257,023	$ 168,142	$ 78,447

Noncash financing activities:
Value of common stock surrendered as payment on note	$ 925,277	$ 2,479,008	$ 106,992

Value of common stock options and warrants converted to common stock in exchange for note	$ -	$ 1,074,188	$ 1,011,989
Value of common stock issued as dividends on preferred stock	$ 1,369,862	$ 995,837	$ -

Value of common stock and warrants issued as payment of registration effectiveness fees	$ 1,348,632	$ -	$ -

See Accompanying Notes.

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2003

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

Basis of Presentation

The Company's financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

The Company incurred net losses of $16 million for the year ended March 31, 2003, and had a deficit in working capital of $1.6 million and an accumulated deficit of $58 million at March 31, 2003. The ability of the Company to continue as a going concern is dependent upon its ability to obtain additional capital and ultimately to achieve profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has reduced its operating expenses through a reorganization of its operations by reducing its headcount by approximately 54% from September 30, 2002 as well as reducing its facilities expenses, certain research and development expenses and certain outside consulting and contract costs. As the reduction of above expenses alone will not prevent future operating losses, the Company is actively seeking further funding in order to satisfy its projected cash needs at least through March 31, 2004. As further discussed in Note 9, on July 14, 2003, the Company closed on the initial funding for approximately $2 million of a financing anticipated to result in up to $*** million in gross proceeds to the Company. The balance of the financing will be received at a second closing, which will occur subject to the Company successfully obtaining stockholder approval of the transaction and an increase in its authorized common stock. Under the terms, should the Company not be successful in completing the second closing, the Company will be required to refund the proceeds of the initial closing. The Company will need to continue to rely on outside sources of financing to meet its capital needs for the next fiscal year. The Company's ability to raise the necessary capital cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow in the next fiscal year or ever. If the Company is not able to secure additional funding, it will be required to further scale back its research and development programs, manufacturing, selling, general, and administrative activities and may not be able to continue in business. These financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Patents

The cost of patents is being amortized over their expected useful lives, generally of 17 years. At March 31, 2003, 2002 and 2001, accumulated amortization of patents was approximately $37,000, $22,000 and $17,000, respectively. Additional patent costs incurred during the years ended March 31, 2003, 2002, and 2001 were approximately $61,000, $160,000 and $37,000, respectively.

Impairment of Long Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly, the Company has not recognized any impairment losses through March 31, 2003.

Research and Development Costs

Research and development costs are expensed as incurred.

Reclassification

Certain amounts have been reclassified to conform to the current year financial statement presentation.

Inventories

Inventories are priced at the lower of cost or market using the first-in, first-out (FIFO) method. The Company maintains a reserve for estimated obsolete or excess inventories that is based on the Company's estimate of future sales. A substantial decrease in expected demand for the Company's products, or decreases in the Company's selling prices could lead to excess or overvalued inventories and could require the Company to substantially increase its allowance for excess inventories.

Revenue Recognition

The majority of the Company's revenue is from sales of the IMPACT Test System, which launched at the end of fiscal 2002. The Company recognizes revenue in the period in which products are shipped, title transferred and acceptance and other criteria are met in accordance with the Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. While the Company believes it has met the criteria of SAB 101, due to delays in receiving payments on some of the Company's initial shipments of products, the Company elected, during the quarter ended December 31, 2002 and going forward, to record revenue related to shipments only to the extent the related cash had been collected. During the year ended March 31, 2003, the Company had $146,000 in product shipments to customers that are subject to customer evaluations and acceptance. These product shipments are included in finished goods inventory at cost.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Stock-Based Compensation

The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value methods had been applied in measuring compensation expense. Under the intrinsic value method, compensation cost for employee stock awards is recognized as the excess, if any, of the deemed fair value for financial reporting purposes of the Company's common stock on the date of grant over the amount an employee must pay to acquire the stock.

Pro forma information regarding net income is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the "Black-Scholes" option pricing model with the following weighted-average assumptions for the years ended March 31, 2003, 2002 and 2001: risk-free interest rates ranging from 3% to 6%; dividend yield of 0%; volatility ranging from 60% to 150% and a weighted-average expected life of the options of ten years.

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's adjusted pro forma information is as follows:

	Years ended March 31,
	2003	2002	2001

Loss applicable to common stockholders	$ (18,418,601)	$ (13,592,801)	$ (7,162,529)
Stock-based employee compensation expense determined under fair value presentation for all options	(1,777,179)	(1,547,995)	(1,003,238)

Pro forma net loss	$ (20,195,780)	$ (15,140,796)	$ (8,165,767)

Deferred compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest.

Net Loss per Common Share

Net loss per common share is based upon the weighted average number of common shares outstanding during the periods reported. Common stock equivalents have not been included in this calculation because their inclusion would be anti-dilutive.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive loss for the years ended March 31, 2003, 2002 and 2001 did not differ from net loss.

Income Taxes

LifePoint accounts for income taxes under SFAS No. 109, Accounting For Income Taxes. In accordance with SFAS No. 109, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax asset will be realized.

Notes Receivable - Key Employees

Key employee notes receivable represent full recourse notes issued to the Company by certain members of management in exchange for shares of the Company's common stock. The sole note outstanding at March 31, 2003, is secured by the underlying shares of the common stock, bears interest at 9% and is payable by September 14, 2006. At March 31, 2003 and 2002, key employee notes receivable totaled $15,000, and $912,500, respectively, and is included as a contra-equity item in the accompanying Statements of Stockholders' Equity (Deficit). Due to the recent changes enacted under The Sarbanes-Oxley Act of 2002, the Company will accept no further notes in favor of the Company from executive officers covered by the Sarbanes-Oxley Act.

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition, and annual and interim disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on the Company's financial position and results of operations.

In November 2002, the EITF reached consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables", which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 will be applicable to agreements entered into fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principal Board Opinion No. 20, "Accounting Changes". The Company does not believe that the adoption of EITF 00-21 in fiscal year 2004 will have a material effect on its financial statements.

2. INVENTORY

Inventory is summarized as follows:

	March 31,	March 31,
	2003	2002
Raw Materials	$ 2,210,479	$ 940,959
Work in process	1,262,675	803,434
	3,473,154	1,744,393
Less: inventory reserve	1,096,571	350,000
	$2,376,583	$1,394,393

3. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	Estimated	March 31,	March 31,
	Useful Lives	2003	2002
Furniture and Fixtures	3 - 7 years	$2,891,723	$2,183,102
Test Equipment	5 - 7 years	425,768	425,768
Leasehold Improvements	3 - 5 years	1,372,966	1,353,052
		4,690,457	3,961,922
Less: Accumulated Depreciation		2,262,316	1,639,409
		$2,428,141	$2,322,513

Depreciation expense for the years ended March 31, 2003, 2002 and 2001 was $622,907, $516,021 and $251,196 respectively.

4. DEBT

On November 12, 2002, the Company entered into a convertible loan agreement with a current investor to provide additional working capital. The maximum loan commitment was $10.0 million, which was to have been drawn as needed over the 30-month life of the agreement, subject to limitations. The $10.0 million maximum commitment was made up of $2.5 million initially available and a $7.5 million balance that was to have been available following a successful due diligence review by the lender. The lender notified the Company on January 29, 2003 that they were exercising their right not to extend the $7.5 million additional funding. The $2.5 million commitment was advanced to the Company in November 2002 and bears interest at a sixteen percent (16%) of which six percent (6%) is due in cash on a quarterly basis and ten percent (10%) in cash at maturity. The principal balance and all accrued and unpaid interest is due on May 11, 2005. The amount outstanding under the loan and any accumulated interest on the loan may be converted into LifePoint's common stock at a price of $4.00 per share at any time at the option of the lender. In addition, the Company has issued to the lender a warrant with an exercise price of $3.00 per share and a term of five years to purchase up to 1.5 million shares of common stock. The loan is collateralized by the assets of the Company. The estimated fair value of the warrants of $1,035,000 was recorded as debt discount and was based on the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 4.5%; and a term of five years. During the year ended March 31, 2003, the Company recorded $155,250 to interest expense as amortization of debt discount. The Company believes that the carrying value of this note approximates fair value as the note is at prevailing market interest rates. In addition to the collateralized interest, the agreement calls for achievement of certain revenue and expense based milestones by the Company starting at March 31, 2003 and continuing on a quarterly basis thereafter. Failure to achieve these milestones could result in the issuance of additional five year warrants to purchase up to a maximum of 450,000 shares of common stock also with an exercise price of $3.00 per share. At March 31, 2003 the Company had issued 25,000 warrants as a result of missing certain of the milestones. The warrants were valued at $8,000 based upon the Black-Scholes valuation model with the following assumptions: dividend yield of 0.0%; expected volatility of 121%; risk free interest rate of 3.0% and an expected life of 5 years.

On February 19, 2003, the Company entered into a Note and Warrant Purchase Agreement with a current investor to provide additional working capital. The Company may draw up to $1,000,000 over the life of the agreement, subject to limitations. Borrowings bear interest at 3% and all outstanding principal and interest are due on the earlier of September 30, 2003 or the next financing of at least $4,000,000. The amount outstanding under the loan and any accumulated interest may be converted into LifePoint's equity at the same terms of the next financing of at least $4,000,000. In addition, the Company has issued the lender a warrant with an exercise price of $3.00 per share and a term of five years to purchase 1,000,000 shares of common stock. The estimated fair value of the warrants of $250,000 was recorded as debt discount and was based on the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 121%; risk-free interest rate of 3.0%; and a term of five years. During the year ended March 31, 2003, the Company recorded $45,758 to interest expense as amortization of debt discount. At March 31, 2003, $430,000 is outstanding under the loan.

On December 30, 2002 the Company entered into a Promissory Note with a vendor for services rendered to the Company amounting to $162,394. No interest is due under the terms of the note which is due on the earlier of September 30, 2003 or the next completed equity financing. The note is recorded as a current note payable in the balance sheet.

5. STOCKHOLDERS' EQUITY

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

On the last date of each of the Company's fiscal quarters, commencing December 31, 2001, in which shares of the Series C Preferred Stock are outstanding, the Company is required to redeem all accrued and unpaid dividends as of such date. Dividends are paid at 10% per year through June 30, 2004 and 5% per year thereafter. The Company currently elects to pay the dividend by the issuance of shares of common stock to each holder of the Series C Preferred Stock. The number of shares of common stock issued is calculated by dividing the aggregate amount of dividend then due on the shares of the Series C Preferred Stock by the market price of the common stock on such date. Market price is calculated as the average closing sales price for the twenty trading days preceding the close of the quarter. For the year ended March 31, 2003 the Company paid $1,369,862 through the issuance of 1,197,677 shares of common stock. For the year ended March 31, 2002 the Company paid $995,837 through the issuance of 303,514 shares of common stock.

As a result of a registration statement for the shares of common stock issuable upon conversion of the Series C Preferred Stock not being declared effective by January 2002, the Company became obligated to pay an effectiveness registration penalty fee. The total fee due to the Series C Preferred Stock holders was $780,696, of which $367,081 was accrued but unpaid in fiscal 2002; the balance of $413,615 was recognized in the quarter ended June 30, 2002. The Company issued a total of 260,232 shares of common stock, with a market value of $3.00 per share as payment of this fee. In May 2002, the Company issued 191,294 shares of common stock, and an additional 68,938 shares of common stock were issued in July 2002 to complete payment of the registration penalty fee.

As of March 31, 2003, there were 389,791 shares of the Series C Preferred Stock and warrants to purchase an aggregate of 4,597,002 shares of the common stock outstanding. During the year ended March 31, 2003, three holders converted 4,125 shares of the Series C Preferred Stock into 48,139 shares of common stock.

Common Stock

On April 2, 2002, the Company sold 272 units, at $37,500 per unit, to eight accredited investors. Each unit consisted of 10,000 shares of common stock and a common stock purchase warrant expiring April 1, 2007 to purchase 2,000 shares of the common stock at $4.50 per share. The Company realized $10,200,000 in gross proceeds and incurred $780,112 in expenses related to the private placement from the sale of the units. In July 2002, the Company issued warrants to purchase 326,400 shares of common stock as a penalty for not registering the shares issued in the private placement on time. The warrants were valued at $567,936 based upon the Black-Scholes valuation model with the following assumptions: dividend yield of 0.0%; expected volatility of 121%; risk free interest rate of 3.0% and an expected life of 5 years.

Stock Option/Stock Issuance Plan

On August 14, 1997, the Board of Directors adopted, subject to stockholder approval, the Company's 1997 Stock Option Plan (the "1997 Option Plan") providing for the granting of options to purchase up to 1,000,000 shares of Common Stock to employees (including officers) and persons who also serve as directors and consultants of the Company. On June 5, 1998, the Board increased the number of shares subject to the 1997 Option Plan to 2,000,000, again subject to stockholder approval. Stockholder approval was given on August 13, 1998. The options may either be incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") to be granted to employees or nonqualified stock options to be granted to employees, directors or consultants. On August 25, 2000, the stockholders approved the Company's 2000 Stock Option Plan that would permit the granting of options to purchase an aggregate of 2,000,000 shares of the Common Stock on terms substantially similar to those of the 1997 Option Plan.

As of March 31, 2003, options to purchase an aggregate of 2,306,735 shares of the Common Stock granted to employees including officers, directors and consultants were outstanding. As of such date, options to purchase an aggregate of 851,741 shares of the Common Stock had been exercised and options to purchase an aggregate of 1,037,343 shares of the Common Stock were then exercisable. Options granted to date under both Option Plans have generally become exercisable as to one-quarter of the shares subject thereto on the first anniversary date of the date of grant and as to 1/36th of the remaining shares on such calendar day each month thereafter for a period of 36 months. Certain options will become exercisable upon the achievement of certain goals related to corporate performance and not that of the optionee. The exercise price per share for incentive stock options under the Code may not be less than 100% of the fair market value per share of the Common Stock on the date of grant. For nonqualified stock options, the exercise price per share may not be less than 85% of such fair market value. No option may have a term in excess of ten years.

A summary of the Company's option activity from March 31, 2000 through March 31, 2003 is as follows:.

	Stock Options
	Number of	Price Range
	Shares	Per Share
Outstanding - March 31, 2000	1,538,496	$0.50 - $3.28
Granted	780,729	3.22 - 6.56
Exercised	(220,527)	0.50 - 1.87
Cancelled	(200,710)	1.81 - 6.56
Outstanding - March 31, 2001	1,897,988	0.50 - 6.56
Granted	1,191,520	2.64 - 4.09
Exercised	(430,838)	0.50 - 2.83
Cancelled	(503,509)	0.50 - 6.56
Outstanding - March 31, 2002	2,155,161	0.50 - 6.56
Granted	1,091,475	0.43 - 3.53
Exercised	(15,925)	0.50 - 3.17
Cancelled	(923,976)	0.50 - 6.56
Outstanding - March 31, 2003	2,306,735	$0.50 - $6.56

Warrants

A summary of the Company's warrant activity from March 31, 2000 through March 31, 2003 is as follows.

	Number of	Price Range
	Shares	Per Share
Outstanding - March 31, 2000	9,563,063	$0.50 - 3.00
Exercised	(1,545,095)	0.50 - 3.00
Granted	269,025	4.77 - 5.60
Outstanding - March 31, 2001	8,286,993	0.50 - 5.60
Cancelled	(226,674)	3.00 - 5.60
Exercised	(743,460)	1.07 - 3.00
Granted	5,972,129	3.00 - 4.17
Outstanding - March 31, 2002	13,288,988	0.50 - 5.60
Expired	(11,000)	0.50
Cancelled	(100,000)	1.89 - 2.53
Exercised	(875,289)	0.50 - 2.41
Granted	3,740,900	1.65 - 4.50
Outstanding - March 31, 2003	16,043,599	1.00 - 4.77

A summary of the status of the stock options and warrants from March 31, 2000 through March 31, 2003 is as follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options and	Exercise	Options and	Exercise	Options and	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at beginning of year	15,444,149	$ 2.77	10,184,981	$ 2.48	11,101,559	$ 2.11
Granted	4,832,375	3.05	7,163,649	3.12	1,049,754	5.19
Canceled	(1,023,976)	2.86	(730,183)	4.01	(200,710)	4.01
Exercised	(891,214)	0.60	(1,174,298)	1.61	(1,765,622)	1.47
Expired	(11,000)	0.50	-	-	-	-

Outstanding at end of year	18,350,334	$ 2.94	15,444,149	$ 2.77	10,184,981	$ 2.48

Options and warrants exercisable at year end	17,080,942	$ 2.75	14,164,697	$ 2 .81	8,802,861	$ 2.03
Weighted-average fair value of options and warrants granted during the year	$1.45		$2.46		$2.03

The weighted average remaining contractual life of options outstanding at March 31, 2003 is 6.8 years.

The following is a further breakdown of the options outstanding as of March 31, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable

$0.50 - 1.67	876,375	8.01	$ 1.26	322,000	$ 0.75
$1.81 - 2.41	379,271	8.10	$ 2.12	134,038	$ 1.83
$2.55 - 3.17	438,406	8.53	$ 3.10	223,833	$ 3.10
$3.22 - 4.38	251,183	8.21	$ 3.76	116,472	$ 3.67
$4.56 - 6.56	361,500	7.43	$ 5.78	241,000	$ 5.78

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at March 31, 2003:

Conversion of preferred stock	4,548,861
Warrants	16,043,599
Stock options issued and outstanding	2,306,735
Authorized for future option grants	841,524

23,740,719

6. INCOME TAXES

The reconciliation of the income tax benefit from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

	2003	2002
	(in thousands)
Deferred tax assets:

Net operating loss carryforward	$ 20,045	$ 12,462
Reserves and accruals	713	-
Depreciation and amortization	13	-

Total deferred tax assets	20,771	12,462
Valuation allowance for deferred tax assets	(20,771)	(12,462)
Net deferred tax assets	$ -	$ -

Significant components of the Company's deferred tax assets and liabilities as of March 31, 2003 and 2002 are as follows:

	Years ended March 31,
	2003	2002
	(in thousands)

Income tax expense at statutory rates	$ (5,463)	$ (4,283)
State income taxes, net of federal tax benefit	-	-
Increase of valuation allowance associated with	5,402	4,283
federal deferred tax assets
Permanent and miscellaneous items	(61)	-
	$ -	$ -

At March 31, 2003, the Company has federal and state tax net operating losses of $52,251,000 and $25,789,000, respectively. Net operating losses begin to expire in 2008 for federal purposes and 2003 for state purposes. For financial reporting purposes, a valuation allowance has been recorded to offset the deferred tax assets as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Because of the "change in ownership" provision of the Tax Reform Act of 1987, utilization of the Company's net operating loss carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of net operating loss carryforwards into tax years beginning on or after January 1, 2002 and 2003. Should the Company have taxable income for the year ending March 31, 2004, it may not look to California net operating losses generated in prior years to offset taxable income. This suspension will not apply to tax years beginning in 2004 and beyond.

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

LifePoint entered into a lease agreement commencing October 1, 1997, which was extended by an amendment and will terminate on June 30, 2004, for the research facilities in Rancho Cucamonga, California. In addition to rent of $72,000 per year, LifePoint will pay real estate taxes and other occupancy costs. The Company has an option to renew until June 30, 2005 so as to be consistent with the term of the lease of its corporate offices and manufacturing facility described in the next paragraph. As of March 31, 2003, the Company was one month in arrears on its lease, or $6,000.

On April 26, 2000, the Company entered into a lease agreement for its administrative offices and manufacturing facility commencing May 1, 2000, which terminates on July 31, 2005. In addition to rent of $226,000 per year, LifePoint will pay real estate taxes and other occupancy costs. The Company may elect to terminate the lease at the end of four years and has the right to two two-year renewal options. The lease also provided for rent abatement in three of the first twelve months as a tenant improvement allowance in addition to the $30,000 allowance paid by the lessor. As of March 31, 2003, the Company was one month in arrears on its lease, or $23,475.

On August 28, 2000 the Company entered into a lease financing agreement with Finova Capital Corporation ("Finova") of Scottsdale, Arizona whereby Finova agreed to provide LifePoint with up to a $3,000,000 lease line for the purchase of equipment including up to $500,000 of leasehold improvements. At March 31, 2003 and 2002, $1,249,930 had been drawn against the line. Each closing schedule has been financed for 36 months at a rate equal to the then current three-year U.S. Treasury Note. At the end of each schedule, LifePoint will have the option to purchase all (but not less than all) of the equipment at 15% of the original equipment cost. As of March 31, 2003, the Company was two months in arrears on its lease of its capital equipment, or $81,285.

The Company leases certain equipment under noncancelable lease arrangements. These capital leases expire on various dates through 2004 and may be renewed for up to 12 months. Furniture, fixtures and equipment includes assets acquired under capital leases of $1,249,930 and $1,503,400 as of March 31, 2003 and 2002, respectively. Accumulated depreciation for assets under capital lease was $643,743, $415,952 and $133,860 at March 31, 2003, 2002 and 2001, respectively. Amortization of assets under capital lease is included with depreciation expense. See Note 3 - Property and Equipment. Approximate future minimum payments under non-cancelable leases as of March 31, 2003 are as follows:

Years ended March 31,	Capital Leases	Operating Leases

2004	$ 443,826	$ 313,788
2005	-	262,776
2006	-	81,525

Total minimum lease payments	443,826	$ 658,089

Amount representing interest	(31,220)
Present value of net minimum
lease payments	412,606
Less current portion	412,606
Long-term portion	$ -

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

In April 1999, the Company and the USN completed negotiations for an expansion of the License Agreement. The new terms expand the field-of-use from drugs of abuse and anabolic steroids in urine samples to include all possible diagnostic uses for saliva and urine. The License Agreement may be terminated by the USN in the event the Company files bankruptcy or is forced into receivership, willfully misstates or omits material information, or fails to market the technology. Either party may terminate the agreement upon mutual consent. The royalty rate payable to the USN is 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales. The minimum royalty payment of $100,000 for calendar years 2003, 2002 and 2001 was paid. Minimum annual royalty payments are due each year thereafter.

On June 4, 2001, the Company and CMI, Inc. ("CMI"), a wholly-owned subsidiary of the employee-owned MPD Inc. based in Owensboro, Kentucky, entered into a renewable, three-year agreement establishing CMI as the exclusive distributor of the IMPACT Test System to the law enforcement market in the United States and Canada. Fees will be calculated and paid in accordance with the confidential terms of the agreement. There are no conditions for the Company to meet other than the delivery of product to receive the fees. CMI has minimum, confidential, sales requirements for the three-year term of the contract in order to retain the exclusive marketing rights. CMI will sell, and provide service and training for, the IMPACT Test System to the law enforcement market, including, driver testing, corrections, probation and parole, narcotics and drug courts.

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

8. LEGAL MATTERS

Global Consultants, LLC d/b/a Global Capital instituted an action on June 18, 2001 in a California state court against the Company and Linda H. Masterson, Chairman, President and Chief Executive Officer. The plaintiff seeks damages aggregating $4,500,000 for the non-issuance and termination of common stock purchase warrants for an aggregate of 392,275 shares of the Common Stock. The plaintiff's computation of damages is based on the market price of the Common Stock on one day reaching $8.00 per share and on an excessive and unsupportable number of shares subject to the warrants. The plaintiff's second amended complaint does not allege the previously alleged claims relating to fraud, negligence and accounting and for punitive or exemplary damages. The Company believes that the plaintiff's remaining causes of action for breach of contract, conversion and violation of a California statute are without merit. The Company believes that the effect of any settlement will not have a material effect on the financial statements.

The Company is subject to other lawsuits in the ordinary course of business and is currently subject to lawsuits filed by various vendors for non-payment of amounts allegedly owed. In the opinion of management, such claims, if disposed of unfavorably, would not have a material adverse effect on the accompanying financial statements of the Company.

9. SUBSEQUENT EVENT

In July 2003, the Company closed a $2 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase Common Stock ("Warrants"). The investors in the private placement have also agreed to purchase an additional $*** million of Series D Preferred Stock and Warrants at a second closing. The second closing is subject to the satisfaction of the following closing conditions: (i) the Company's receipt of stockholder approval of the private placement under AMEX rules and of an amendment to the Company's Restated Certificate of Incorporation increasing the authorized Common Stock of the Company, (ii) the Company negotiating certain compromise agreements with holders representing at least 75% of its outstanding trade payables, and (iii) other customary closing conditions. In addition, if the second closing is consummated, the holders of the Company's secured indebtedness have agreed to convert their secured indebtedness into approximately $3.6 million of Series D Preferred Stock and Warrants at the second closing.

If the second closing does not occur, the Company will be obligated to repurchase from each holder of the Series D Preferred Stock, at a per share price equal to the original purchase price paid for each share of Series D Preferred Stock, together with accrued and unpaid dividends through such date, all of the shares of Series D Preferred Stock (together with the Warrants) sold in the private placement.

The Series D Preferred Stock has an aggregate stated value of $1,000 per share and is entitled to a quarterly dividend at a rate of 6% per annum, payable in stock or cash at the Company's option. The Series D Preferred Stock is entitled to a liquidation preference over the Company's Common Stock and Series C Preferred Stock upon a liquidation, dissolution, or winding up of the Company. The Series D Preferred Stock is convertible at the option of the holder into Common Stock at a conversion price of $0.30 per share, subject to certain anti-dilution adjustments (including full-ratchet adjustment upon any issuance of equity securities at a price less than the conversion price of the Series D Preferred Stock, subject to certain exceptions). Following the second anniversary of the closing, the Company has the right to force conversion of all of the shares of Series D Preferred Stock provided that a registration statement covering the underlying shares of Common Stock is in effect and the 20-day volume weighted average price of the Company's Common Stock is at least 200% of the conversion price.

The Company is required to redeem any shares of Series D Preferred Stock that remain outstanding on the third anniversary of the closing, at its option, in either (i) cash equal to the face amount of the Series D Preferred Stock plus the amount of accrued dividends, or (ii) shares of Common Stock equal to 90% of the 90-day volume weighted average price of the Common Stock ending on the date prior to such third anniversary.

Each share of Series D Preferred Stock is generally entitled to vote together with the Common Stock on an as-converted basis. In addition, one of the investors in the Series D Preferred Stock private placement is entitled to appoint a representative to attend the Company's Board of Directors meetings in a non-voting observer capacity.

Upon any change of control, the holders of the Series D Preferred Stock may require the Company to redeem their shares for cash at a redemption price equal to the greater of (i) the fair market value of such Series D Preferred Stock and (ii) the liquidation preference for the Series D Preferred Stock. For a three-year period following the closing, each holder of Series D Preferred Stock has a right to purchase its pro rata portion of any securities the Company may offer in a privately negotiated transaction, subject to certain exceptions.

The purchasers of the Series D Preferred Stock in the initial closing of the private placement also received for no additional consideration Warrants exercisable for an aggregate of ### shares of Common Stock at an initial exercise price of $0.50 per share, subject to certain anti-dilution adjustments. If the Warrants are exercised within 12 months of the closing, however, the exercise price will be $0.30 per share, subject to certain anti-dilution adjustments. The Warrants expire on July 13, 2008. If the second closing of the private placement occurs, Warrants to purchase an additional ## shares of Common Stock will be issued.

10. QUARTERLY FINANCIAL DATA (Unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003
Revenues (1)	$ -	$ 164,335	$ (1,240)	$ (114,382)
Cost of goods sold	$ 256,566	$ 775,429	$ 238,433	$ 46,761

Loss from operations	$(3,228,822)	$ (3,940,386)	$(2,848,176)	$ (5,668,842)

Loss applicable to common stockholders	$(3,999,058)	$ (4,290,690)	$(3,247,824)	$ (6,881,029)

Basic and diluted net loss per common share	$ (0.11)	$ (0.12)	$ (0.09)	$ (0.19)

2002
Revenues	$ -	$ -	$ 22,910	$ 113,070
Cost of goods sold	$ -	$ -	$ 52,314	$ 570,928

Loss from operations	$(2,499,539)	$ (3,157,553)	$(3,124,053)	$ (4,002,702)

Loss applicable to common stockholders	$(2,503,194)	$ (3,173,052)	$(3,492,191)	$ (4,424,364)

Basic and diluted net loss per common share	$ (0.08)	$ (0.10)	$ (0.11)	$ (0.14)

 (1) Due to delays in receiving payments on some of the Company's initial shipments of products, during the quarter ended December 31, 2002 and going forward, the Company elected to record revenue related to shipments only to the extent the related cash had been collected. Accordingly, in the third and fourth quarter, adjustments were made to reserve for those sales for which cash had not been collected by the Company.

EXHIBIT 99.1

CERTIFICATIONS

On July 14, 2003, LifePoint, Inc. filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (the "Form 10-K") with the Securities and Exchange Commission. Pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the following certifications are being made to accompany the Form 10-K:

Certification of Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of LifePoint, Inc. (the "Company") hereby certifies, to such officer's knowledge, that:

(i)     the Annual Report on Form 10-K of the Company for the fiscal year ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 14, 2003	/s/ Linda H. Masterson Linda H. Masterson Chief Executive Officer

The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Certification of Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of LifePoint, Inc. (the "Company") hereby certifies, to such officer's knowledge, that:

(i)     the Annual Report on Form 10-K of the Company for the fiscal year ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 14, 2003	/s/ Donald W. Rutherford Donald W. Rutherford Chief Financial Officer

The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.