Form 10-K/A
period 2003-03-31
LIFEPOINT INC
filed 2003-07-15
CIK 910523

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

Website Address

The Company's website address is '"http://www.LifePointInc.comwww.LifePointInc.com. On the site, free of charge, the Company makes available its annual report on Form 10-K quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the SEC's website directly to our reports.

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

As of March 31, 2003, the Company had accumulated a deficit of $58,057,538. The Company has operated at a loss since inception and expects this to continue for some time. The amount of the accumulated deficit will continue to grow, as the Company continues to complete product trial acceptance with certain distributors, further develop the product distribution network and manufacturing capacity for our product.

In July 2003, the Company closed a $2 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase Common Stock ("Warrants"). The investors in the private placement have also agreed to purchase an additional $6 million of Series D Preferred Stock and Warrants at a second closing. The second closing is subject to the satisfaction of the following closing conditions: (i) the Company's receipt of stockholder approval of the private placement under AMEX rules and of an amendment to the Company's Restated Certificate of Incorporation increasing the authorized Common Stock of the Company, (ii) the Company negotiating certain compromise agreements with holders representing at least 75% of its outstanding trade payables, and (iii) other customary closing conditions. In addition, if the second closing is consummated, the holders of the Company's secured indebtedness have agreed to convert their secured indebtedness into approximately $3.6 million of Series D Preferred Stock and Warrants at the second closing.

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

For the Company to market its product in the United States to hospitals and other medical facilities (including medical emergency rooms), which are another of the three initial worldwide target markets, the Company must first obtain clearance from the FDA for its product. The Company has initiated six and expects to complete all nine filings of 510(k) applications, including the latest drugs developed, for clearance with the FDA during the quarter ending September 30, 2003.

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

In July 2003, the Company closed a $2 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase Common Stock ("Warrants"). The investors in the private placement have also agreed to purchase an additional $6 million of Series D Preferred Stock and Warrants at a second closing. The second closing is subject to the satisfaction of the following closing conditions: (i) the Company's receipt of stockholder approval of the private placement under AMEX rules and of an amendment to the Company's Restated Certificate of Incorporation increasing the authorized Common Stock of the Company, (ii) the Company negotiating certain compromise agreements with holders representing at least 75% of its outstanding trade payables, and (iii) other customary closing conditions. In addition, if the second closing is consummated, the holders of the Company's secured indebtedness have agreed to convert their secured indebtedness into approximately $3.6 million of Series D Preferred Stock and Warrants at the second closing.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

From June 25, 1998 to April 18, 2000, the Common Stock was reported on the OTC Bulletin Board of the National Securities Dealers, Inc. under the symbol "LFPT." On April 19, 2000, the Common Stock began trading on The American Stock Exchange ("AMEX") and the symbol was changed to "LFP." The quarterly high and low closing sales prices as quoted by the AMEX for the fiscal years ended March 31, 2002 and March 31, 2003 are as follows:

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
	Y e a r s E n d e d March 31,
	2003	2002	2 001	2000	1999
Selected statement of operations data:
Revenues	$ 48,713	$ 135,980	$ -	$ -	$ -
Costs and expenses
Cost of goods sold	1,317,189	623,242		-	-
Research and development	9,791,049	7,906,325	5,422,893	2,543,192	1,253,054
Selling expenses	1,955,531	1,895,839	752,061	218,484	-
General and administrative expenses	2,671,170	2,494,421	1,412,696	1,304,277	1,490,254

Total costs and expenses from operations	15,734,939	12,919,827	7,587,650	4,065,953	2,743,308
Loss from operations	(15,686,226)	(12,783,847)	(7,587,650)	(4,065,953)	(2,743,308)
Interest income (expense) net	(380,962)	186,883	425,121	116,169	46,595
Net Loss	$(16,067,188)	$(12,596,964)	$(7,162,529)	$(3,949,784)	$(2,696,713)

Less registration effectiveness fee	981,551
Less Preferred dividends	1,369,862	995,837	-	547,246	4,865
Loss applicable to common stockholders	$(18,418,601)	$(13,592,801)	$(7,162,529)	$(4,497,030)	$(2,701,578)

Weighted average common shares outstanding
- basic and diluted	35,827,837	31,747,342	30,491,519	15,251,400	11,566,684
Basic and diluted net loss per common share	$ (0.51)	$ (0.43)	$ (0.23)	$ (0.29)	$ (0.23)

	As of March 31,
	2003	2002	2001	2000	1999
Selected Balance Sheet Data:
Working Capital (Deficit)	$ (1,567,353)	$ 1,603,980	$ 4,874,305	$ 8,784,488	$4,350,843
Total Assets	$ 5,908,210	$ 7,579,246	$ 9,066,130	$10,081,396	$5,058,408
Long Term Debt	$ 1,620,250	$ 320,271	$ 641,560	$ 104,955	$ -
Stockholders' Equity (Deficit)	$ (68,907)	$ 4,211,898	$ 6,690,112	$ 9,174,672	$4,428,684

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

The Company incurred net losses of $16,067,188 for the year ended March 31, 2003, and had a deficit in working capital of $1,567,353 and an accumulated deficit of $58,057,538 at March 31, 2003. The Company has reduced its operating expenses through a reorganization of its operations by reducing its headcount by approximately 54% from September 30, 2002 as well as reducing its facilities expenses, certain research and development expenses and certain outside consulting and contract costs. As the reduction of above expenses alone will not prevent future operating losses, the Company has been aggressively seeking further funding in order to satisfy its projected cash needs for at least the next twelve months. As further discussed in Note 9, on July 14, 2003, the Company closed on the initial funding for approximately $2 million of a financing anticipated to result in up to $6 million in gross proceeds to the Company. The balance of the financing will be received at a second closing, which will occur subject to the Company successfully obtaining stockholder approval of the transaction and an increase in its authorized common stock. Under the terms, should the Company not be successful in obtaining stockholder approval and achieving the second closing, the Company will be required to refund the proceeds of the initial closing. The Company will need to continue to rely on outside sources of financing to meet its capital needs for the next fiscal year. The Company's ability to raise the necessary capital cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow in the next fiscal year or ever. If the Company is not able to secure additional funding, it will be required to further scale back its research and development programs, manufacturing, selling, general, and administrative activities and may not be able to continue in business. These financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

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

On July 2003, the Company closed a $2 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase Common Stock ("Warrants"). The investors in the private placement have also agreed to purchase an additional $6 million of Series D Preferred Stock and Warrants at a second closing. The second closing is subject to the satisfaction of the following closing conditions: (i) the Company's receipt of stockholder approval of the private placement under AMEX rules and of an amendment to the Company's Restated Certificate of Incorporation increasing the authorized Common Stock of the Company, (ii) the Company negotiating certain compromise agreements with holders representing at least 75% of its outstanding trade payables, and (iii) other customary closing conditions. In addition, if the second closing is consummated, the holders of the Company's secured indebtedness have agreed to convert their secured indebtedness into approximately $3.6 million of principal, plus interest and fees, of Series D Preferred Stock and Warrants at the second closing.

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

The purchasers of the Series D Preferred Stock in the initial closing of the private placement also received for no additional consideration Warrants exercisable for an aggregate of 13,619,000 shares of Common Stock at an initial exercise price of $0.50 per share, subject to certain anti-dilution adjustments. If the Warrants are exercised within 12 months of the closing, however, the exercise price will be $0.30 per share, subject to certain anti-dilution adjustments. The Warrants expire on July 13, 2008. If the second closing of the private placement occurs, Warrants to purchase an additional 40,044,000 shares of Common Stock will be issued.

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

Results of Operations

Fiscal 2003 vs. Fiscal 2002

During fiscal 2003 the Company recognized revenues of $49,000 from the sales of IMPACT Test Systems and Saliva Test Modules. While the Company believes it has met the criteria of SAB 101, due to delays in receiving payments on some of the Company's initial product shipments, the Company has elected to record revenue related to shipments made during the year ended March 31, 2003 only to the extent the related cash has been collected. The Company recognized $1,317,000 of cost of sales for the year ended March 31, 2003 which includes costs related to the warranty repair or replacement of IMPACT Test Systems already in the field and units being used for field evaluation, contingent sales (inventory being evaluated for purchase) and internal use, and a reserve of $747,000 for inventories which may be in excess of current requirements. During fiscal 2002, the Company recognized revenues of $136,000, and cost of sales of $623,000, including an adjustment of $350,000 for excess inventory. During fiscal 2003, the Company incurred $9,791,000 in research and development costs, $2,671,000 in general and administrative expenses and an additional $1,956,000 in selling expenses, as compared with $7,906,000, $2,494,000 and $1,896,000, respectively, during fiscal 2002. The increase of $1,885,000, or 24%, in research and development expenditures in 2003 primarily related to increased expenses due to transfer of product to manufacturing, a write down of inventory to offset modifications made to existing IMPACT Test Systems and write off of parts changed due to design modifications. General and administrative expenses increased $177,000, or 7%, primarily as a result of costs associated with the transfer to new corporate counsel with resulting fees from both law firms during the transfer period. Depreciation and amortization during fiscal 2003 were $638,000 as compared to $522,000 for fiscal 2002 . Selling expenses increased $60,000, or 3%, as a result of increased staffing and focus on marketing the IMPACT Test System. Interest expense for fiscal 2003 was $458,000, including $201,000 in non-cash interest expense related to the amortization of debt discount, while interest income was $77,000, as compared to $168,000 and $355,000, respectively, for fiscal 2002.

Fiscal 2002 vs. Fiscal 2001

During fiscal 2002, the Company recognized revenues of $136,000. Cost of goods sold for fiscal 2002 included an adjustment of $350,000 for excess inventory and the higher start-up costs associated with pilot manufacturing and the initial builds of product (R&D purchases of initial parts and the use of engineering rather than production labor). Research and development expenses in fiscal 2002 were $7,906,000 as compared to $5,423,000 in fiscal 2001, or an increase of $2,483,000 or 46%. The increase in research and development during fiscal 2002 was a result of the Company's transition into the final stages of development including product launch delays. Staffing levels in product development increased 37.9% in fiscal 2002, while staffing in pilot manufacturing increased 467% in fiscal 2002. Selling, general and administrative expenses were $4,390,000 in fiscal 2002 as compared to $2,165,000 in fiscal 2001, or an increase of $2,225,000 or 103%. The increase was due to increased sales and marketing activities related to product launch in February 2002. In addition, staffing increased 63.6% for fiscal 2002. Depreciation and amortization during fiscal 2002 were $522,000 as compared to $255,000 for fiscal 2001. The increase of $267,000 was a result of increased furniture, equipment and leasehold improvements from fiscal 2001 related to the addition of the corporate headquarters and manufacturing facility. Interest income for fiscal 2002 was $355,000 as compared to $504,000 for fiscal 2001. The decrease of $149,000 was the result of lower interest earned due to lower average cash on hand during the year. Interest expense in fiscal 2002 was $168,000 as compared to $79,000 for fiscal 2001. The increase was a result of interest paid to certain holders of the Series C Preferred Stock and paid to the General Conference Corporation of Seventh-day Adventists (the "GCC") on the $1.5 million short-term note. The net loss for fiscal 2002 was $12,597,000 as compared to $7,163,000 for fiscal 2001. The increase of $5,434,000 or 76% was primarily the result of the increase in product development, pilot manufacturing and marketing and sales expenses noted above.

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

Long-lived Assets

The Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company reduces the carrying value of the asset to fair value. While the Company's current and historical operating cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from long-lived assets will exceed the assets' carrying value, and accordingly, the Company has not recognized any impairment losses on long-lived assets through March 31, 2003.

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

ITEM 9. CHANGES IN ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

On July 8, 2003, the Company was notified by its independent auditors, Ernst & Young LLP, that they would not stand for re-election after completion of the current audit for the year ended March 31, 2003. The reports of Ernst & Young LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles except for the inclusion of an explanatory paragraph which was included in their report for the year ended March 31, 2003 related to the uncertainty of the Company's ability to continue as a going concern. Additionally, Ernst & Young LLP's management letter related to their audit of the March 31, 2003 financial statements contained certain comments regarding material weaknesses noted. These particular comments related to the Company's internal controls in its accounting and financial reporting and related resources. The Company agreed to the inclusion of the explanatory language and the material weaknesses which management believes have been properly resolved subsequent to March 31, 2003.

In connection with the audits of the Company's financial statements for each of the two fiscal years ended March 31, 2003, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. The Company has authorized Ernst & Young to respond fully and without limitation to any inquiries of a successor independent audit firm to be retained by the Company. Such a successor firm has not been named by the Company as of the date of this filing.

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

				Long-Term Compensation Awards
				Restricted	Securities	LTIP
Name and Principal	Fiscal	Annual Compensation		Stock	Underlying	Payouts	All Other
Position	Year	Salary($)	Bonus($)	Awards($)	Options(#)	($)	Compensation
Linda H. Masterson,	2003	$168,218	$ -	$ -	120,000	$ -	$ 60,000	(6)
Chief Exec Officer	2002	$167,164	$ -	$ -	142,840	$ -	$ -
And President (1) (5)	2001	$184,673	$ -	$ -	120,000	$ -	$ -

Thomas J. Foley	2003	$132,081	$ -	$ -	60,000	$ -	$ -
Senior VP, Research	2002	$130,974	$ -	$ -	77,895	$ -	$ -
and Development(2) (5)	2001	$142,252	$ -	$ -	60,000	$ -	$ -

Donald C. Fletcher	2003	$118,208	$ -	$ -	-	$ -	$ -
V P, Operations (3) (5)	2002	$123,173	$ -	$ -	42,330	$ -	$ -
	2001	$ 83,462	$ -	$ -	85,000	$ -	$ -

Michele A. Clark	2003	$ 90,075	$ -	$ -	30,000	$ -	$ -
Chief Acct Officer	2002	$ 83,406	$ -	$ -	41,395	$ -	$ -
and Controller (4) (5)	2001	$ 88,804	$ -	$ -	15,000	$ -	$ -

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

/FONT>

Comparison of Five—Year Cumulative Total Returns
Performance Graph for
LifePoint, Inc.

Produced on 06/30/2003 including data to 03/31/2003

$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
04/19/2000
03/30/2001
03/28/2002
03/31/2003
89.7
36.7
10.5

Legend

Symbol	CRSP Total Returns Index for:	04/2000	03/2001	03/2002	03/2003
——— ■	LifePoint, Inc.	100.0	94.7	86.7	10.5
— — ★	Nasdaq Stock Market (US Companies)	100.0	49.7	50.0	36.7
- - - ▲	NASDAQ Stocks (SIC 3840—3849 US + Foreign) Surgical, Medical, and Dental Instruments and Supplies	100.0	83.9	106.1	89.7

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

12168/80004000

©Copyright 2003

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
Exhibit Number	Exhibit Title
3(a)	Copy of Restated Certificate of Incorporation as filed in Delaware on April 29, 1999.(1)
3(a)(1)	Copy of Certificate of Amendment to the Certificate of Incorporation as filed in Delaware on September 1, 2000.(2)
3(a)(2)	Copy of Restated Certificate of Incorporation as filed in Delaware on September 1, 2000(2)
3(a)(3)	Copy of Certificate of Designations as filed in Delaware on March 30, 2001.(3)
3(a)(4)	Copy of Certificate of Designations as filed in Delaware on June 20, 2001.(3)
3(a)(4)	Copy of Restated Certificate of Incorporation as filed in Delaware on January 28, 2002.(4).
3(b)	Copy of By-Laws of LifePoint as adopted on February 26, 1999.(1)
3(b)(1)	Copy of By-Laws of LifePoint as effective on September 1, 2000 superseding those filed as Exhibit 3(b) hereto.(2)
10(a)	Copy of License Agreement dated January 24, 1992 by and between the United States Navy (the "USN") and SAT. (Confidential Treatment Requested for Exhibit.).(5)
10(a)(1)	Copy of Amendment dated March 15, 1994 to License Agreement filed as Exhibit 10(a) hereto.(6)
10(a)(2)	Copy of Amendment dated June 16, 1995 to License Agreement filed as Exhibit 10(a) hereto.(6)
10(a)(3)	Copy of Letter dated May 15, 1995 from the USN to SAT.(6)
10(a)(4)	Copy of Fifth Modification dated November 12, 1997 to License Agreement filed as Exhibit 10(a) hereto.(7)
10(a)(5)	Copy of Partially Exclusive License dated March 12, 1999 between LifePoint and the United States of America as represented by the Secretary of the Navy.(1)
10(b)	Copy of Assignment dated as of January 1, 1993 between LifePoint and SAT of Licensing Agreement filed as Exhibit 10(a) hereto.(5)
10(b)(1)	Copy of Amended Sublicense Agreement dated September 23, 1993 superseding the Assignment filed as Exhibit 10(b) hereto.(6)
10(b)(2)	Copy of Approval dated September 24, 1993 by the USN of Amended Sublicense Agreement filed as Exhibit 10(b) hereto.(6)
10(c)	Copy of Cooperative Research Agreement (the "CRDA Agreement") dated April 16, 1992 by and between Naval Research Laboratory Section, United States Department of the Navy, and SAT.(5)
10(d)	Copy of Lease expiring January 31, 1997 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT as Tenant.(8)
10(d)(1)	Copy of Lease Modification Agreement to Lease filed as Exhibit 10(d) hereto.(9)
10(d)(2)	Copy of Sub-Lease Agreement dated as of January 1, 1993 by and between SAT as sub-landlord and LifePoint as subtenant.(5)
10(d)(3)	Copy of Third Amendment dated January 2, 1997 to Lease filed as Exhibit 10(e) hereto.(10)
10(d)(4)	Copy of Fourth Amendment dated November 3, 1997 to Lease filed as Exhibit 10(e) hereto.(7)
10(d)(5)	Copy of Fifth Amendment dated August 18, 1998 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant.(11)
10(d)(6)	Copy of Sixth Amendment dated March 31, 1999 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant. (1)
10(d)(7)	Copy of Seventh Amendment dated December 18, 2000 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant.(12)
10(e)	Copy of LifePoint's 1997 Stock Option Plan.(7)
10(e)(1)	Form of Stock Option Agreement used under Plan filed as Exhibit 10(e).(7)
10(e)(2)	Copy of LifePoint's 2000 Stock Option Plan.(12)
10(e)(3)	Forms of Stock Option Agreement used under Plan filed as Exhibit 10(e)(2).(13)
10(f)	Copy of Severance Agreement dated as of October 27, 1997 between LifePoint and Linda H. Masterson.(7)
10(g)	Copy of Agreement dated December 1, 1998 between Burrill and Company and LifePoint.(11)
10(h)	Commercial Pledge and Security Agreement dated June 2, 1999 between LifePoint and City National Bank.(13)
10(i)	Lease Agreement dated July 14, 1999 between LifePoint and FirstCorp.(13)
10(j)	Copy of Lease expiring July 31, 2005 by and between Slater Properties as landlord and LifePoint as Tenant.(13)
10(k)	Lease Agreement dated August 28, 2000 between LifePoint and Finova Capital Corporation.(14)
10(l)	Copy of Exclusive Distribution Agreement between LifePoint, Inc and CMI, Inc.(15)
16	Letter from Ernst & Young LLP dated July 14, 2003.
23	Consent of Ernst & Young LLP.
99.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

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

July 14, 2003

LIFEPOINT, INC.

BALANCE SHEETS

March 31,

2003 2002

ASSETS

Current assets:
Cash and cash equivalents	$ 75,588	$2,985,364
Accounts receivable, net of allowance of $120,000 and $70,000 at March 31, 2003 and 2002, respectively	-	68,987
Inventory, net of reserve of $1,097,000 and $350,000 at March 31, 2003 and 2002, respectively	2,376,583	1,394,393
Prepaid expenses and other current assets	337,343	202,313
Total current assets	2,789,514	4,651,057
Property and equipment, net	2,428,141	2,322,513
Patents and other assets, net	690,555	605,676
	$ 5,908,210	$7,579,246

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 2,871,963	$ 1,611,144
Accrued expenses	683,439	960,595
Notes payable, net of discount	388,859	-
Capital leases, short-term	412,606	475,338
Total current liabilities	4,356,867	3,047,077
Capital leases, long-term	-	320,271
Convertible debt, net of discount	1,620,250	-
	5,977,117	3,367,348
Commitments and contingencies
Stockholders' equity (deficit):

Series C 10% Cumulative Convertible Preferred Stock, $.001 par value, 600,000 shares authorized, 389,791 and 393,916 shares outstanding at March 31, 2003 and 2002, respectively	390	394

Common Stock, $.001 par value; 75,000,000 shares authorized, 37,226,378 and 32,532,018 shares issued and outstanding at March 31, 2003 and 2002, respectively	37,226	32,532
Additional paid-in capital	57,966,015	44,730,409
Notes receivable-key employees	(15,000)	(912,500)
Accumulated deficit	(58,057,538)	(39,638,937)
Total stockholders' equity (deficit)	(68,907)	4,211,898
	$ 5,908,210	7,579,246

See Accompanying Notes.

LIFEPOINT, INC.

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2003	2002	2001

Revenues	$ 48,713	$ 135,980	$ -

Costs and expenses:
Cost of goods sold	1,317,189	623,242	-
Research and development	9,791,049	7,906,325	5,422,893
Selling expenses	1,955,531	1,895,839	752,061
General and administrative expenses	2,671,170	2,494,421	1,412,696

Total costs and expenses from operations	15,734,939	12,919,827	7,587,650
Loss from operations	(15,686,226)	(12,783,847)	(7,587,650)

Interest income	77,069	355,025	503,598
Interest expense	(458,031)	(168,142)	(78,477)

Total other (expense) income	(380,962)	186,883	425,121

Net loss	(16,067,188)	(12,596,964)	(7,162,529)

Less registration effectiveness fee	981,551	-	-
Less preferred dividends	1,369,862	995,837	-

Loss applicable to common stockholders	$(18,418,601)	$(13,592,801)	$(7,162,529)

Weighted average common shares
outstanding - basic and diluted	35,827,837	31,747,342	30,491,519

Basic and diluted net loss	$ (0.51)	$ (0.43)	$ (0.23)
per common share

See Accompanying Notes.

LIFEPOINT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended March 31, 2003, 2002, and 2001
					Additional	Notes
	Preferred Stock		Common stock		paid-in	receivable-key	Accumulated
	Shares	Amount	Shares	Amount	capital	employees	deficit	Total
Balance at March 31, 2000	-	$ -	29,769,501	$29,769	$29,145,385	$(1,116,875)	$(18,883,607)	$9,174,672
Cashless payment on officer note	-	-	(18,196)	(18)	(106,974)	100,000	-	(6,992)
Exercise of stock options	-	-	220,527	221	265,914	(151,989)	-	114,146
Exercise of warrants	-	-	1,545,095	1,545	2,429,270	(860,000)	-	1,570,815
Sale of Series B preferred stock
through private placement offering	75,000	75	-	-	2,999,925	-	-	3,000,000
Net loss	-	-	-	-	-	-	(7,162,529)	(7,162,529)
Balance at March 31, 2001	75,000	75	31,516,927	31,517	34,733,520	(2,028,864)	(26,046,136)	6,690,112
Cashless payment on officer notes	-	-	(474,906)	(475)	(2,478,533)	2,190,552	-	(288,456)
Exercise of stock options	-	-	430,838	431	443,638	(214,188)	-	229,881
Variable option expense	-	-	-	-	30,655	-	-	30,655
Exercise of warrants	-	-	743,460	743	1,443,092	(860,000)	-	583,835
Cancelation Series B preferred stock	(75,000)	(75)	-	-	(2,999,925)	-	-	(3,000,000)
Sale of preferred stock through private placement
net of $1,258,955 offering costs	393,916	394	-	-	12,527,711	-	-	12,528,105
Common stock issued as payment for interest
on 2nd close of Series C preferred stock	-	-	12,185	12	34,718	-	-	34,730
Dividend on Series C preferred stock	-	-	303,514	304	995,533	-	(995,837)	-
Net loss	-	-	-	-	-	-	(12,596,964)	(12,596,964)
Balance at March 31, 2002	393,916	394	32,532,018	32,532	44,730,409	(912,500)	(39,638,937)	4,211,898
Cashless payment on officer notes	-	-	(422,901)	423)	(924,854)	897,500	-	(27,777)
Exercise of stock options	-	-	15,925	16	25,818	-	-	25,834
Exercise of warrants	-	-	875,289	875	625,267	-	-	626,142
Warrants and options issued to non-employees	-	-	-	-	90,215	-	-	90,215
Sale of common stock through private placement								-
net of $780,112 offering costs	-	-	2,720,000	2,720	9,417,168	-	-	9,419,888
Discount on convertible debt	-	-	-	-	035,000	-	-	1,035,000
Discount on note payable	-	-	-	-	250,000	-	-	250,000
Common stock and warrants issued as								-
payment of late registration fee	-	-	260,232	260	1,348,372	-	(981,551)	367,081
Dividend on Series C preferred stock	-	-	1,197,677	1,198	1,368,664	-	(1,369,862)	-
Conversion of preferred stock	(4,125)	(4)	48,138	48	(44)	-	-	-
Net loss	-		-	-	-	-	(16,067,188)	(16,067,188)
Balance at March 31, 2003	389,791	$ 390	37,226,378	$ 37,226	$ 57,966,015	$ (15,000)	$ (58,057,538)	$ (68,907)

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

See Accompanying Notes.

LIFEPOINT, INC.

STATEMENTS OF CASH FLOWS

(continued)

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

The Company incurred net losses of $16 million for the year ended March 31, 2003, and had a deficit in working capital of $1.6 million and an accumulated deficit of $58 million at March 31, 2003. The ability of the Company to continue as a going concern is dependent upon its ability to obtain additional capital and ultimately to achieve profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has reduced its operating expenses through a reorganization of its operations by reducing its headcount by approximately 54% from September 30, 2002 as well as reducing its facilities expenses, certain research and development expenses and certain outside consulting and contract costs. As the reduction of above expenses alone will not prevent future operating losses, the Company is actively seeking further funding in order to satisfy its projected cash needs at least through March 31, 2004. See Note 9 for a discussion of the Company's recent financing. The Company will need to continue to rely on outside sources of financing to meet its capital needs for the next fiscal year. The Company's ability to raise the necessary capital cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow in the next fiscal year or ever. If the Company is not able to secure additional funding, it will be required to further scale back its research and development programs, manufacturing, selling, general, and administrative activities and may not be able to continue in business. These financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

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

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's adjusted pro forma information is as follows:

	Years ended March 31,
	2003	2002	2001

Loss applicable to common stockholders	$(18,418,601)	$ (13,592,801)	$ (7,162,529)
Stock-based employee compensation expense determined under fair value presentation for all options	(1,777,179)	(1,547,995)	(1,003,238)

Pro forma net loss	$(20,195,780)	$(15,140,796)	$(8,165,767)

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

A summary of the Company's option activity from March 31, 2000 through March 31, 2003 is as follows:.
	Stock Options
	Number of	Price Range
	Shares	Per Share
Outstanding - March 31, 2000	1,538,496	$0.50 - $3.28
Granted	780,729	3.22 - 6.56
Exercised	(220,527)	0.50 - 1.87
Cancelled	(200,710)	1.81 - 6.56
Outstanding - March 31, 2001	1,897,988	0.50 - 6.56
Granted	1,191,520	2.64 - 4.09
Exercised	(430,838)	0.50 - 2.83
Cancelled	(503,509)	0.50 - 6.56
Outstanding - March 31, 2002	2,155,161	0.50 - 6.56
Granted	1,091,475	0.43 - 3.53
Exercised	(15,925)	0.50 - 3.17
Cancelled	(923,976)	0.50 - 6.56
Outstanding - March 31, 2003	2,306,735	$0.50 - $6.56

Warrants

A summary of the Company's warrant activity from March 31, 2000 through March 31, 2003 is as follows.

	Number of	Price Range
	Shares	Per Share
Outstanding - March 31, 2000	9,563,063	$0.50 - 3.00
Exercised	(1,545,095)	0.50 - 3.00
Granted	269,025	4.77 - 5.60
Outstanding - March 31, 2001	8,286,993	0.50 - 5.60
Cancelled	(226,674)	3.00 - 5.60
Exercised	(743,460)	1.07 - 3.00
Granted	5,972,129	3.00 - 4.17
Outstanding - March 31, 2002	13,288,988	0.50 - 5.60
Expired	(11,000)	0.50
Cancelled	(100,000)	1.89 - 2.53
Exercised	(875,289)	0.50 - 2.41
Granted	3,740,900	1.65 - 4.50
Outstanding - March 31, 2003	16,043,599	1.00 -4.77

A summary of the status of the stock options and warrants from March 31, 2000 through March 31, 2003 is as follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options and	Exercise	Options and	Exercise	Options and	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at beginning of year	15,444,149	$ 2.77	10,184,981	$ 2.48	11,101,559	$ 2.11
Granted	4,832,375	3.05	7,163,649	3.12	1,049,754	5.19
Canceled	(1,023,976)	2.86	(730,183)	4.01	(200,710)	4.01
Exercised	(891,214)	0.60	(1,174,298)	1.61	(1,765,622)	1.47
Expired	(11,000)	0.50	-	-	-	-

Outstanding at end of year	18,350,334	$ 2.94	15,444,149	$ 2.77	10,184,981	$ 2.48

Options and warrants exercisable at year end	17,080,942	$ 2.75	14,164,697	$ 2 .81	8,802,861	$ 2.03
Weighted-average fair value of options and warrants granted during the year	$1.45		$2.46		$2.03

The weighted average remaining contractual life of options outstanding at March 31, 2003 is 6.8 years.

The following is a further breakdown of the options outstanding as of March 31, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable

$0.50 - 1.67	876,375	8.01	$ 1.26	322,000	$ 0.75

$1.81 - 2.41	379,271	8.10	$ 2.12	134,038	$ 1.83

$2.55 - 3.17	438,406	8.53	$ 3.10	223,833	$ 3.10

$3.22 - 4.38	251,183	8.21	$ 3.76	116,472	$ 3.67

$4.56 - 6.56	361,500	7.43	$ 5.78	241,000	$ 5.78

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at March 31, 2003:

Conversion of preferred stock	4,548,861
Warrants	16,043,599
Stock options issued and outstanding	2,306,735
Authorized for future option grants	841,524

23,740,719

6. INCOME TAXES

The reconciliation of the income tax benefit from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

	2003	2002
	(in thousands)
Deferred tax assets:

Net operating loss carryforward	$ 20,045	$ 12,462
Reserves and accruals	713	-
Depreciation and amortization	13	-

Total deferred tax assets	20,771	12,462
Valuation allowance for deferred tax assets	(20,771)	(12,462)
Net deferred tax assets	$ -	$ -

Significant components of the Company's deferred tax assets and liabilities as of March 31, 2003 and 2002 are as follows:

	Years ended March 31,
	2003	2002
	(in thousands)

Income tax expense at statutory rates	$ (5,463)	$(4,283)
State income taxes, net of federal tax benefit	-	-
Increase of valuation allowance associated with	5,402	4,283
federal deferred tax assets
Permanent and miscellaneous items	61	-
	$ -	$ -

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

9. SUBSEQUENT EVENT

On July 14, 2003, the Company closed a $2 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase Common Stock ("Warrants"). The investors in the private placement have also agreed to purchase an additional $6 million of Series D Preferred Stock and Warrants at a second closing. The second closing is subject to the satisfaction of the following closing conditions: (i) the Company's receipt of stockholder approval of the private placement under AMEX rules and of an amendment to the Company's Restated Certificate of Incorporation increasing the authorized Common Stock of the Company, (ii) the Company negotiating certain compromise agreements with holders representing at least 75% of its outstanding trade payables, and (iii) other customary closing conditions. In addition, if the second closing is consummated, the holders of the Company's secured indebtedness have agreed to convert their secured indebtedness into approximately $3.6 million of Series D Preferred Stock and Warrants at the second closing.

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

The purchasers of the Series D Preferred Stock in the initial closing of the private placement also received for no additional consideration Warrants exercisable for an aggregate of 13,619,000 shares of Common Stock at an initial exercise price of $0.50 per share, subject to certain anti-dilution adjustments. If the Warrants are exercised within 12 months of the closing, however, the exercise price will be $0.30 per share, subject to certain anti-dilution adjustments. The Warrants expire on July 13, 2008. If the second closing of the private placement occurs, Warrants to purchase an additional 40,044,000 shares of Common Stock will be issued.

10. QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003
Revenues (1)	$ -	$ 164,335	$ (1,240)	$ (114,382)
Cost of goods sold	$ 256,566	$ 775,429	$ 238,433	$ 46,761

Loss from operations	$(3,228,822)	$(3,940,386)	$(2,848,176)	$ (5,668,842)

Loss applicable to common stockholders	$(3,999,058)	$(4,290,690)	$(3,247,824)	$ (6,881,029)

Basic and diluted net loss per common share	$ (0.11)	$ (0.12)	$ (0.09)	$ (0.19)

2002
Revenues	$ -	$ -	$ 22,910	$ 113,070
Cost of goods sold	$ -	$ -	$ 52,314	$ 570,928

Loss from operations	$(2,499,539)	$(3,157,553)	$(3,124,053)	$(4,002,702)

Loss applicable to common stockholders	$(2,503,194)	$(3,173,052)	$(3,492,191)	$(4,424,364)

Basic and diluted net loss per common share	$ (0.08)	$ (0.10)	$ (0.11)	$ (0.14)

(1) Due to delays in receiving payments on some of the Company's initial shipments of products, during the quarter ended December 31, 2002 and going forward, the Company elected to record revenue related to shipments only to the extent the related cash had been collected. Accordingly, in the third and fourth quarter, adjustments were made to reverse those sales for which cash had not been collected by the Company.

EXHIBIT 99.1

CERTIFICATIONS

     On July 14, 2003, LifePoint, Inc. filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (the "Form 10-K") with the Securities and Exchange Commission. Pursuant to 18 U.S.C. Subsection 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the following certifications are being made to accompany the Form 10-K:

Certification of Chief Executive Officer

     Pursuant to 18 U.S.C. Subsection 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of LifePoint, Inc. (the "Company") hereby certifies, to such officer's knowledge, that:

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

The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. Subsection 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Certification of Chief Financial Officer

Pursuant to 18 U.S.C. Subsection 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of LifePoint, Inc. (the "Company") hereby certifies, to such officer's knowledge, that:

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

The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. Subsection 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.