Form 10QSB
period 2003-06-30
LIFEPOINT INC
filed 2003-08-19
CIK 910523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003
                  --------------------------------------------

                         Commission File Number: 1-12362

                                 LIFEPOINT, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                     #33-0539168
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification Number)

1205 South Dupont Street, Ontario, CA                      91761
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                  (Zip Code)

         (909) 418-3000
--------------------------------------------------------------------------------
Registrant's Telephone Number, Including Area Code

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

As of August 11, 2003 - Common stock, $.001 Par Value, 38,027,320 shares

                                                          2003 - LIFEPOINT, INC.
                                             For The Quarter Ended June 30, 2003

INDEX TO FINANCIAL STATEMENTS
-----------------------------

PART I -  FINANCIAL INFORMATION

    o   BALANCE SHEETS AT JUNE 30, 2003 (UNAUDITED) AND MARCH 31, 2003 ...     3

    o   STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
             JUNE 30, 2003 AND 2002 (UNAUDITED) ..........................     4

    o   STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
             JUNE 30, 2003 AND 2002 (UNAUDITED)...........................     5

    o   NOTES TO FINANCIAL STATEMENTS ....................................     6

    o   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS ....................    18

    o   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   33

    o   ITEM 4 - CONTROLS AND PROCEDURES .................................    33

PART II -  OTHER INFORMATION

    o   ITEM 1 - LEGAL PROCEEDINGS .......................................    34

    o   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ........................    34


                                                    PART I
                                             FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                LIFEPOINT, INC.
                                                BALANCE SHEETS

                                                                     JUNE 30, 2003      MARCH 31, 2003
                                                                     -------------      -------------
ASSETS                                                                (Unaudited)
Current assets:
 Cash                                                                $     67,149       $     75,588
 Inventory, net of allowance for excess inventory of $1,097,000
  at June 30, 2003 and March 31, 2003, respectively                     2,376,583          2,376,583
 Prepaid expenses and other current assets                                355,353            337,343
                                                                     -------------      -------------

  Total current assets                                                  2,799,085          2,789,514

Property and equipment, net                                             2,256,706          2,428,141
Patents and other assets, net                                             690,072            690,555
                                                                     -------------      -------------

                                                                     $  5,745,863       $  5,908,210
                                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable                                                    $  3,470,336       $  2,871,963
 Accrued expenses                                                         806,626            683,439
 Notes payable, net of discount                                         1,539,283            388,859
 Capital lease, short-term                                                289,094            412,606
                                                                     -------------      -------------

  Total current liabilities                                             6,105,339          4,356,867
Convertible debt, net of discount                                       1,723,750          1,620,250
                                                                     -------------      -------------

                                                                        7,829,089          5,977,117
                                                                     -------------      -------------
Stockholders' deficit:
 Preferred Stock, Series C 10% Cumulative Convertible, $.001
  par value, 600,000 shares authorized, 389,791 outstanding
  at June 30, 2003 and March 31, 2003, respectively                           390                390
 Common stock, $.001 par value; 75,000,000 shares authorized,
  38,027,320 and 37,226,378 shares issued and outstanding
  at June 30, 2003 and March 31, 2003, respectively                        38,027             37,226
 Additional paid-in capital                                            58,319,610         57,966,015
 Notes receivable-key employee                                            (15,000)           (15,000)
 Accumulated deficit                                                  (60,426,253)       (58,057,538)
                                                                     -------------      -------------

  Total stockholders' deficit                                          (2,083,226)           (68,907)
                                                                     -------------      -------------

                                                                     $  5,745,863       $  5,908,210
                                                                     =============      =============

                   The accompanying notes are an integral part of the financial statements.

                                                      3

                                 LIFEPOINT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                           FOR THE
                                                     THREE MONTHS ENDED
                                                           JUNE 30
                                               --------------------------------
                                                    2003              2002
                                               -------------      -------------

Revenues                                       $         --       $         --

Costs and expenses:
 Cost of goods sold                                      --            256,566
 Research and development                           705,830          1,958,175
 Selling expenses                                   106,912            552,287
 General & Administrative Expenses                  937,241            461,794
                                               -------------      -------------

 Total costs and expenses from operations         1,749,983          3,228,822
                                               -------------      -------------

Loss from operations                             (1,749,983)        (3,228,822)

Interest income                                       1,799              9,823
Interest expense                                   (284,135)           (22,921)
                                               -------------      -------------

Net loss                                         (2,032,319)        (3,241,920)

Less registration effectiveness fee
 to Series C stockholders                                --            413,615
Less preferred dividends                            336,396            343,523
                                               -------------      -------------

Loss applicable to common stockholders           (2,368,715)        (3,999,058)
                                               =============      =============

Loss applicable to common stockholders
 per common share:
 Weighted average common shares
  outstanding - basic and assuming dilution      37,235,180         35,315,522
                                               =============      =============
Net loss per share applicable to
 common stockholders                           ($      0.06)      ($      0.11)
                                               =============      =============

    The accompanying notes are an integral part of the financial statements.


                                LIFEPOINT, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      Three Months Ended June 30,
                                                   --------------------------------
                                                        2003               2002
                                                   -------------      -------------
OPERATING ACTIVITIES
Net loss                                           $ (2,032,319)      $ (3,241,920)
Adjustments to reconcile net loss to net
cash used by operating activities
 Depreciation and amortization                          180,555            124,356
 Amortization of debt discount                          166,000                 --
 Loan fees on note payable                              416,633                 --
 Inventory reserve                                           --            250,000
 Changes in operating assets and liabilities:
  Inventory                                                  --         (2,357,636)
  Prepaid expenses and other current assets             (18,010)            45,504
  Patents and other assets                               (8,637)            51,248
  Accounts payable                                      598,373            486,019
  Accrued expenses                                      123,187            (77,462)
                                                   -------------      -------------
Net cash used by operating activities                  (574,218)        (4,719,891)

INVESTING ACTIVITIES
Purchases of property and equipment                          --           (231,583)
                                                   -------------      -------------
Cash used by investing activities
                                                             --           (231,583)
FINANCING ACTIVITIES
Sales of common stock                                        --         10,200,000
Expenses of common stock offering                            --           (772,507)
Exercise of stock options                                    --             25,834
Exercise of warrants                                         --             30,510
Proceeds from note payable                              690,000                 --
Adjustment to previously issued capital stock                --              8,811
Payments on capital leases                             (124,221)          (129,832)
                                                   -------------      -------------
Net cash provided by financing activities               565,779          9,362,816
                                                   -------------      -------------
Increase (decrease) in cash                              (8,439)         4,411,342
Cash at beginning of year                                75,588          2,985,364
                                                   -------------      -------------
Cash at end of period                              $     67,149       $  7,396,706
                                                   =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION:
Cash paid for interest                             $    118,135       $     22,921
                                                   =============      =============

Noncash financing activities:
 Value of common stock issued and additional
  paid-in capital issued as dividends
  on preferred stock                               $    336,396       $    343,523
                                                   =============      =============
 Value of common stock issued and additional
   paid-in capital issued payment of
   registration effectiveness fees                 $         --       $    573,882
                                                   =============      =============

    The accompanying notes are an integral part of the financial statements.

                                 LIFEPOINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         LifePoint, Inc. ("LifePoint" or the "Company") has developed, manufactures and markets the IMPACT(R) TEST SYSTEM - a rapid diagnostic testing and screening device for use in the workplace, home health care, ambulances, pharmacies and law enforcement. LifePoint was incorporated on October 8, 1992 under the laws of the State of Delaware as a wholly-owned subsidiary of Substance Abuse Technologies, Inc. ("SAT"). On October 29, 1997, SAT sold its controlling stockholder interest in the Company and, on February 25, 1998, the Company's name was changed to "LifePoint, Inc."

BASIS OF PRESENTATION

         In the opinion of LifePoint, Inc. (the "Company"), the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments except as disclosed below) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors that are beyond the control of the Company. This Report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (the "Annual Report").

         The Company incurred net losses of $2.4 million for the quarter ended June 30, 2003, and had a deficit in working capital of $3.3 million and an accumulated deficit of $60.4 million at June 30, 2003. The ability of the Company to continue as a going concern is dependent upon its ability to close on the current financing to obtain the needed capital and ultimately to achieve profitable operations. These factors raise doubt about the Company's ability to continue as a going concern. The Company has reduced its operating expenses through a reorganization of its operations by reducing its headcount by approximately 54% from September 30, 2002 as well as reducing its facilities expenses, certain research and development expenses and certain outside consulting and contract costs. As the reduction of above expenses alone will not prevent future operating losses, the Company has been actively seeking further funding in order to satisfy its projected cash needs at least through June 30, 2004. See Note 8 for a discussion of the Company's recent financing.

         The Company will need to continue to rely on outside sources of financing to meet its capital needs for the current fiscal year. The Company's ability to complete the current financing cannot be assured at this time. Further, there can be no assurance, assuming the Company successfully completes the current financing, , that the Company will achieve positive cash flow in the next fiscal year or ever. If the Company is not able to close on the current financing, it will be required to further scale back its research and development programs, manufacturing, selling, general, and administrative activities and may not be able to continue in business. These financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH

         LifePoint considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amount of all cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets that range from 5 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred whereas major betterments and renewals are capitalized. Property and equipment under capital leases are included with property and equipment and amortization of these assets are included in depreciation expense. Depreciation expense for the years ended March 31, 2003, 2002 and 2001 were approximately $622,907, $516,021 and $251,196 respectively. Depreciation expense for the three months ended June 30, 2003 and 2002 were $171,435 and $122,985, respectively.

PATENTS

         The cost of patents is being amortized over their expected useful lives, generally of 17 years. At June 30, 2003 accumulated amortization of patents was approximately $46,500. At March 31, 2003, 2002 and 2001, accumulated amortization of patents was approximately $37,000, $22,000 and $17,000, respectively. No additional patent costs were incurred during the quarter ended June 30, 2003. For the years ended March 31, 2003, 2002, and 2001 additional patent costs were approximately $61,000, $160,000 and $37,000, respectively.

IMPAIRMENT OF LONG LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly, the Company has not recognized any impairment losses through June 30, 2003.

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

REVENUE RECOGNITION

         The majority of the Company's revenue was from sales of the IMPACT Test System, which launched at the end of fiscal 2002. The Company recognizes revenue in the period in which products are shipped, title transferred and acceptance and other criteria are met in accordance with the Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. While the Company believes it has met the criteria of SAB 101, due to delays in receiving payments on some of the Company's initial shipments of products, the Company has elected to record revenue related to shipments only to the extent the related cash has been collected.

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

         For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's adjusted pro forma information is as follows:

                                                            Years ended March 31,
                                                  2003              2002              2001
                                              -------------    --------------     ------------
Loss applicable to common stockholders        $(18,418,601)    $ (13,592,801)     $(7,162,529)
Stock-based employee compensation
   expense determined under fair value
   presentation for all options                 (1,777,179)       (1,547,995)      (1,003,238)
                                              -------------    --------------     ------------

Pro forma net loss                            $(20,195,780)    $ (15,140,796)     $(8,165,767)
                                              =============    ==============     ============

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

NOTES RECEIVABLE - KEY EMPLOYEE

         Key employee notes receivable represent full recourse notes issued to the Company by certain members of management in exchange for shares of the Company's common stock. The sole note outstanding at June 30, 2003, is secured by the underlying shares of the common stock, bears interest at 9% and is payable by September 14, 2006. At June 30, 2003 and March 31, 2003, key employee notes receivable totaled $15,000, and is included as a contra-equity item in the accompanying Statements of Stockholders' Deficit. Due to the recent changes enacted under The Sarbanes-Oxley Act of 2002, the Company will accept no further notes in favor of the Company from executive officers covered by the Sarbanes-Oxley Act.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS No. 150, the Company will reclassify its redeemable preferred stock as a liability.

2.  INVENTORY

         Inventory is summarized as follows:

                                           June 30,      March 31,
                                            2003           2003
                                         -----------   -----------
           Raw Materials                 $2,210,479    $2,210,479
           Work in process                1,262,675     1,262,675
                                         -----------   -----------
                                          3,473,154     3,473,154
           Less:  inventory reserve       1,096,571     1,096,571
                                         -----------   -----------
                                         $2,376,583    $2,376,583
                                         ===========   ===========

3.  PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                              Estimated         June 30,        March 31,
                                              Useful Lives        2003            2003
                                                               -----------     -----------
           Furniture and Fixtures             3 - 7 years      $2,891,723      $2,891,723
           Test Equipment                     5 - 7 years         425,768         425,768
           Leasehold Improvements             3 - 5 years       1,372,966       1,372,966
                                                               -----------     -----------
                                                                4,690,457       4,690,457
           Less:  Accumulated Depreciation                      2,433,751       2,262,316
                                                               -----------     -----------
                                                               $2,256,707      $2,428,141
                                                               ===========     ===========

         Depreciation expense for the quarters ended June 30, 2003, and 2002 was $171,435, and $124,356 respectively.

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

         On February 19, 2003, the Company entered into a Note and Warrant Purchase Agreement with a current investor to provide additional working capital. The Company may draw up to $1,000,000 over the life of the agreement, subject to limitations. Borrowings bear interest at 3% and all outstanding principal and interest are due on the earlier of September 30, 2003 or the next financing of at least $4,000,000. The amount outstanding under the loan and any accumulated interest may be converted into LifePoint's equity at the same terms of the next financing of at least $4,000,000. In addition, the Company has issued the lender a warrant with an exercise price of $3.00 per share and a term of five years to purchase 1,120,000 shares of common stock. The estimated fair value of the warrants of $286,000 was recorded as debt discount and was based on the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 121%; risk-free interest rate of 3.0%; and a term of five years. During the year ended March 31, 2003, the Company recorded $45,758 to interest expense as amortization of debt discount. At June 30, 2003, $1,544,782 is outstanding under the loan, which includes accrued interest and loan fees of $416,633. The note is recorded as a current note payable in the balance sheet. On December 30, 2002 the Company entered into a Promissory Note with a vendor for services rendered to the Company amounting to $162,394. No interest is due under the terms of the note which is due on the earlier of September 30, 2003 or the next completed equity financing. The note is recorded as a current note payable in the balance sheet.

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

         On the last date of each of the Company's fiscal quarters, commencing December 31, 2001, in which shares of the Series C Preferred Stock are outstanding, the Company is required to redeem all accrued and unpaid dividends as of such date. Dividends are paid at 10% per year through June 30, 2004 and 5% per year thereafter. The Company currently elects to pay the dividend by the issuance of shares of common stock to each holder of the Series C Preferred Stock. The number of shares of common stock issued is calculated by dividing the aggregate amount of dividend then due on the shares of the Series C Preferred Stock by the market price of the common stock on such date. Market price is calculated as the average closing sales price for the twenty trading days preceding the close of the quarter. For the quarter ended June 30, 2003 the Company paid $336,396 through the issuance of 800,942 shares of common stock. For the quarter ended June 30, 2002 the Company paid $343,523 through the issuance of 139,891 shares of common stock.

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

         As of June 30, 2003, there were 389,791 shares of the Series C Preferred Stock and warrants to purchase an aggregate of 4,597,002 shares of the common stock outstanding. During the year ended March 31, 2003, three holders converted 4,125 shares of the Series C Preferred Stock into 48,139 shares of common stock.

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

         As of June 30, 2003, options to purchase an aggregate of 2,306,735 shares of the Common Stock granted to employees including officers, directors and consultants were outstanding. As of such date, options to purchase an aggregate of 851,741 shares of the Common Stock had been exercised and options to purchase an aggregate of 1,037,343 shares of the Common Stock were then exercisable. Options granted to date under both Option Plans have generally become exercisable as to one-quarter of the shares subject thereto on the first anniversary date of the date of grant and as to 1/36th of the remaining shares on such calendar day each month thereafter for a period of 36 months. Certain options will become exercisable upon the achievement of certain goals related to corporate performance and not that of the optionee. The exercise price per share for incentive stock options under the Code may not be less than 100% of the fair market value per share of the Common Stock on the date of grant. For nonqualified stock options, the exercise price per share may not be less than 85% of such fair market value. No option may have a term in excess of ten years.

         If all of the common stock purchase warrants that were outstanding on June 30, 2003 were subsequently exercised (16,360,559 shares), the Company would realize $48,690,618 in gross proceeds. If all of the options pursuant to the Company's two Stock Option Plans to purchase an aggregate of 2,293,457 shares outstanding on June 30, 2003 were subsequently exercised, the Company would realize $5,969,111 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised, especially as to the options, which were not all currently exercisable as of June 30, 2003. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

6.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         LifePoint entered into a lease agreement commencing October 1, 1997, which was extended by an amendment and will terminate on June 30, 2004, for the research facilities in Rancho Cucamonga, California. In addition to rent of $72,000 per year, LifePoint will pay real estate taxes and other occupancy costs. The Company has an option to renew until June 30, 2005 so as to be consistent with the term of the lease of its corporate offices and manufacturing facility described in the next paragraph. As of June 30, 2003, the Company was three months in arrears on its lease, or $18,600.

         On April 26, 2000, the Company entered into a lease agreement for its administrative offices and manufacturing facility commencing May 1, 2000, which terminates on July 31, 2005. In addition to rent of $226,000 per year, LifePoint will pay real estate taxes and other occupancy costs. The Company may elect to terminate the lease at the end of four years and has the right to two two-year renewal options. The lease also provided for rent abatement in three of the first twelve months as a tenant improvement allowance in addition to the $30,000 allowance paid by the lessor. As of June 30, 2003, the Company was three months in arrears on its lease, or $70,425.

         On August 28, 2000 the Company entered into a lease financing agreement with Finova Capital Corporation ("Finova") of Scottsdale, Arizona whereby Finova agreed to provide LifePoint with up to a $3,000,000 lease line for the purchase of equipment including up to $500,000 of leasehold improvements. At March 31, 2003 and 2002, $1,249,930 had been drawn against the line. Each closing schedule has been financed for 36 months at a rate equal to the then current three-year U.S. Treasury Note. At the end of each schedule, LifePoint will have the option to purchase all (but not less than all) of the equipment at 15% of the original equipment cost. As of June 30, 2003, the Company was four months in arrears on its lease of its capital equipment, or $164,982.

         The Company leases certain equipment under noncancelable lease arrangements. These capital leases expire on various dates through 2004 and may be renewed for up to 12 months. Furniture, fixtures and equipment includes assets acquired under capital leases of $1,249, as of June 30, 2003 and 2002, respectively. Accumulated depreciation for assets under capital lease was $613,664, and $472,900 at June 30, 2003, and 2002, respectively. Amortization of assets under capital lease is included with depreciation expense. See Note 3 - Property and Equipment.

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

7.  LEGAL MATTERS

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

8.  SUBSEQUENT EVENT

         On July 14, 2003, the Company closed a $2.2 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase Common Stock ("Warrants"). The investors in the private placement have also agreed to purchase an additional $6.6 million of Series D Preferred Stock and Warrants at a second closing. The second closing is subject to the satisfaction of the following closing conditions: (i) the Company's receipt of stockholder approval of the private placement under AMEX rules and of an amendment to the Company's Restated Certificate of Incorporation increasing the authorized Common Stock of the Company, (ii) the Company negotiating certain compromise agreements with holders representing at least 75% of its outstanding trade payables, and (iii) other customary closing conditions. In addition, if the second closing is consummated, the holders of the Company's secured indebtedness have agreed to convert their secured indebtedness plus interest into approximately $4.2 million of Series D Preferred Stock and Warrants at the second closing.

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

         Each share of Series D Preferred Stock is generally entitled to vote together with the Common Stock on an as-converted basis. In addition, one of the investors in the Series D Preferred Stock private placement is entitled to appoint a representative to attend the Company's Board of Directors meetings in a non-voting observer capacity, and another is entitled to appoint a Director to the Company's Board.

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

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

         As of June 30, 2003, the Company had an accumulated deficit of $60,426,253. Until recently, when the Company initiated manufacturing and sales, the Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company has just begun generating revenue from product sales. There can be no assurance as to when the Company will achieve profitability, if at all. Revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors that may affect operating results include: a) the length of time to close product sales; b) customer budget cycles; c) the implementation of cost reduction measures; d) the timing of required approvals from government agencies, such as the Food and Drug Administration; and e) the timing of new product introductions by the Company and its competitors. As of the date of this filing, there is substantial doubt about the Company's ability to continue as a going concern due to its historical negative cash flow and because the Company does not have sufficient committed capital to meet its projected operating needs for at least the next twelve months.

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

         Prior to December 2001, the Company had not produced any revenues as a result of its being a development stage company. The Company had been dependent on the net proceeds derived from seven private placements pursuant to Regulation D under the Securities Act to fund its operations. The next four paragraphs describe the private placements from early 2000 through June 30, 2003.

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

         On February 19, 2003, the Company entered into a Note and Warrant Purchase Agreement with a current investor to provide additional working capital. The Company may draw up to $1,000,000 over the life of the agreement, subject to limitations. Borrowings bear interest at 3% and all outstanding principal and interest are due on the earlier of September 30, 2003 or the next financing of at least $4,000,000. The amount outstanding under the loan and any accumulated interest may be converted into LifePoint's equity at the same terms of the next financing of at least $4,000,000. In addition, the Company has issued the lender a warrant with an exercise price of $3.00 per share and a term of five years to purchase 1,120,000 shares of common stock. The estimated fair value of the warrants of $268,000 was recorded as debt discount and was based on the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 121%; risk-free interest rate of 3.0%; and a term of five years. During the year ended March 31, 2003, the Company recorded $45,758 to interest expense as amortization of debt discount. At June 30, 2003, $1,544,782 is outstanding under the loan, which includes accrued interest and loan fees of $416,633.

         On December 30, 2002 the Company entered into a Promissory Note with a vendor for services rendered to the Company amounting to $162,394. No interest is due under the terms of the note which is due on the earlier of September 30, 2003 or the next completed equity financing. The note is recorded as a current note payable in the balance sheet.

         On July 14, 2003, the Company closed a $2.2 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase Common Stock ("Warrants"). The investors in the private placement have also agreed to purchase an additional $6.6 million of Series D Preferred Stock and Warrants at a second closing. The second closing is subject to the satisfaction of the following closing conditions: (i) the Company's receipt of stockholder approval of the private placement under AMEX rules and of an amendment to the Company's Restated Certificate of Incorporation increasing the authorized Common Stock of the Company, (ii) the Company negotiating certain compromise agreements with holders representing at least 75% of its outstanding trade payables, and (iii) other customary closing conditions. In addition, if the second closing is consummated, the holders of the Company's secured indebtedness have agreed to convert their secured indebtedness plus interest into approximately $4.2 million of Series D Preferred Stock and Warrants at the second closing.

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

         The Company has completed 510(k) submissions to the Food and Drug Administration (the "FDA") for the IMPACT Test System and the NIDA-5 drugs of abuse and is waiting for clearance of the submissions prior to selling its product in the US regulated markets.. The Company recently received a request for clarification from the FDA and expects to respond shortly. There can be no assurance as to when or if the FDA will grant clearance on these products.

         On March 6, 2000 and June 16, 2000, the Compensation Committee authorized that executive officers and senior staff designated as significant employees, who are optionees under the LifePoint, Inc. 1997 Stock Option Plan ("the 1997 Option Plan") and the 2000 Option Plan, respectively, or who hold common stock purchase warrants may exercise an option or a warrant by delivering a promissory note (the "Note") to the order of the Company. On December 15, 2000, the Board of Directors authorized that an executive officer who has executed, or will in the future execute, a Note in payment of the exercise price for an option or warrant may, at his or her election, surrender to the Company shares of common stock to pay off the Note. The number of shares surrendered is determined by taking the total principal on the Note plus all accrued interest and dividing it by the Fair Market Value (as defined in the 2000 Option Plan) on the date of surrender. On December 2, 2002 Linda H. Masterson, Chief Executive Officer, surrendered 424,586 shares to payoff Notes due to the Company totaling $897,500 in principal and $36,588 in interest. Ms. Masterson has no further Notes due to the Company. As of June 30, 2003, a single Note for $15,000 was outstanding with a due date of September 14, 2006 and bearing interest at the rate of 9%. A detailed list of the Notes due from officers and senior staff as of March 31, 2002 may be found in Item 13 Certain Relationships and Related Transactions in the Company's Annual Report on Form 10-K. All other Notes previously issued have been fully repaid, including interest payments. Due to the recent changes enacted under The Sarbanes-Oxley Act of 2002, the Company will accept no further Notes in favor of the Company from executive officers covered by the Sarbanes-Oxley Act.

         If all of the common stock purchase warrants that were outstanding on June 30, 2003 were exercised (16,360,559 shares), the Company would realize $48,690,618 in gross proceeds. If all of the options pursuant to the Company's two Stock Option Plans to purchase an aggregate of 2,293,457 shares outstanding on June 30, 2003, were subsequently exercised, the Company would realize $5,969,111 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised, especially as to the options, which were not all currently exercisable as of June 30, 2003. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

OPERATING CASH FLOWS

         Net cash used for operations for the three months ended June 30, 2003 amounted to $574,000 as compared to $4,720,000 for the same period ended June 30, 2002, a decrease of $4,146,000, as a result of decreased staffing and limited operating expenses as the Company completed negotiations of its Series D financing. See Note 8 - Subsequent Events for a full discussion of this financing.

INVESTING CASH FLOWS

         During the three months ended June 30, 2003, net cash used by investing activities was $0, compared to $232,000 for the same period in fiscal 2002. The $232,000 decrease in cash used in the first three months of fiscal 2003 over the same period in fiscal 2002 was as a result of the limited operating resources as the Company completed negotiations of its Series D financing.

FINANCING CASH FLOWS

         Net cash provided by financing activities amounted to $566,000 during the three months ended June 30, 2003 related to draws on the $1 million line of credit. See Note 4 - Debt for a full discussion of the line of credit agreement.

         Net cash provided by financing activities amounted to $9,363,000 during the three months ended June 30, 2002, related to the seventh private placement of common stock with gross proceeds of $10,200,000 and proceeds from the exercise of warrants and options of $56,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 VS. JUNE 30, 2002

         On January 29, 2003, the Company lost critical funding and the ability to draw on a $7.5 million available on a debt facility. (See Note 4 - Debt for a full discussion of these events). As a result of the lost funding the Company was forced to reduce operating expenses and headcount during the quarter ended June 30, 2003. The Company did not record any sales, nor any cost of sales expense during this quarter. During the period ending June 30, 2002 the Company recorded $256,566 as a cost of sales expense as a reserve against inventory. During the quarter ended June 30, 2003, the Company spent $705,830 on research and development, $937,241 on general and administrative expenses and an additional $106,912 on selling expenses, as compared with $1,958,175, $461,794 and $552,287, respectively, during the quarter ended June 30, 2002. The decrease of $1,252,245, or 64%, in research and development expenditures in 2003 is primarily related to decreased staffing as a result of reduced operating expenses and payroll due to the short term lack of funding available to the Company. General and administrative expenses increased $475,447, or 103%, primarily as a result of a one-time expenses due to loan fees on the $1 million bridge loan and increased accounting fees related to the audit of fiscal 2003 results. Selling expenses decreased $445,375, or 81%, as a result of reduced operating expenses and reduced salaries due to the short-term lack of available funding. Interest expense for the quarter ended June 30, 2003 was $284,135, and includes $166,000 of non-cash interest expense, while interest income was $1,799, as compared to $22,921 and $9,823, respectively, for the same period in 2002.

THREE MONTHS ENDED JUNE 30, 2002 VS. JUNE 30, 2001

         The Company was in a backorder situation during the quarter ended June 30, 2002. This backorder resulted from the decision to incorporate final modifications to the instrument and cassettes prior to filling additional orders. The total backlog of sales at the end of June was approximately $860,000. As a result, no revenue was recorded. The Company recognized $256,566 as a cost of sales expense in the quarter ended June 30, 2002 as a reserve against inventory to offset the higher start-up costs associated with purchases of initial parts, modification of existing IMPACT Test Systems and operational inefficiencies. During the prior year period, the Company was still in a development stage, and no revenues or cost of goods were recorded. During the quarter ended June 30, 2002, the Company spent $1,958,175 on research and development, $461,794 on general and administrative and an additional $552,287 on selling expenses, as compared with $1,728,595, $346,838 and $424,106, respectively, during the quarter ended June 30, 2001. The increase of $229,580, or 13%, in research and development expenditures in 2002 is primarily related to increased staffing and related expenses during the final phase of product transfer from development to manufacturing. General and administrative expenses increased $114,956, or 33%, primarily as a result of increased staffing. Selling expenses increased $128,181, or 30% as a result of increased staffing and focus on marketing the IMPACT Test System. Interest expense for the quarter ended June 30, 2002 was $22,921 while interest income was $9,823, as compared to $39,150 and $35,495, respectively for the same period in 2001

FORWARD-LOOKING STATEMENTS

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

CRITICAL ACCOUNTING POLICIES

         The Company's accounting policies are more fully described in this Report in Note 1 of Notes to the Financial Statements. As disclosed therein, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

REVENUE RECOGNITION

         The majority of the Company's revenue is from sales of the IMPACT(R) Test System, which launched at the end of fiscal 2002. The Company recognizes revenue in the period in which products are shipped, title transferred and acceptance and other criteria are met in accordance with the Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. While the Company believes it has met the criteria of SAB 101, due to delays in receiving payments on some of the Company's initial shipments of products, the Company has elected to record revenue related to shipments only to the extent the related cash has been collected. RISK FACTORS

         The following is a discussion of certain significant risk factors that could potentially affect the Company's financial condition, performance and prospects.

THE COMPANY HAS OPERATED AT A LOSS AND IT EXPECTS TO CONTINUE TO ACCUMULATE DEFICIT. THE COMPANY'S INDEPENDENT AUDITORS HAVE INCLUDED IN THEIR REPORT AN EXPLANATORY PARAGRAPH DESCRIBING CONDITIONS THAT RAISE DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN" IF THE COMPANY DOES NOT CLOSE ON THE SECOND TRAUNCHE OF THE FINANCING CURRENTLY IN PROCESS

         As of June 30, 2003, the Company had an accumulated deficit of $60,426,253. The Company has operated at a loss since inception and expects this to continue for some time. The amount of the accumulated deficit will continue to grow, as the Company continues to complete product trial acceptance with certain distributors, further develop the product distribution network and manufacturing capacity for our product.

         In July 2003, the Company closed a $2.2 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase Common Stock ("Warrants"). The investors in the private placement have also agreed to purchase an additional $6.6 million of Series D Preferred Stock and Warrants at a second closing. The second closing is subject to the satisfaction of the following closing conditions: (i) the Company's receipt of stockholder approval of the private placement under AMEX rules and of an amendment to the Company's Restated Certificate of Incorporation increasing the authorized Common Stock of the Company, (ii) the Company negotiating certain compromise agreements with holders representing at least 75% of its outstanding trade payables, and (iii) other customary closing conditions. In addition, if the second closing is consummated, the holders of the Company's secured indebtedness have agreed to convert their secured indebtedness plus interest into approximately $4.2 million of Series D Preferred Stock and Warrants at the second closing.

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

         If the second closing does not occur there is substantial doubt about the Company's ability to continue as a going concern due to its historical negative cash flow and because the Company has not yet obtained sufficient capital to meet its projected operating needs for at least the next twelve months. The Company's independent auditors have included in their report on the financial statements for the twelve months ended March 31, 2003, an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern.

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

         As discussed, the Company has operated at a loss, and expects that to continue for some time in the future. The Company's plans for continuing product refinement and development, further develop the distribution network and manufacturing capacity will involve substantial costs. The extent of these costs will depend on many factors, including some of the following:

o The progress and breadth of product refinement and manufacturing capacity, and timing of product trial acceptance by distributors, all of which directly influence cost and product sales;

o The costs involved in completing the regulatory process to get the Company's products approved, including the number, size, and timing of necessary clinical trials and costs associated with the current assembly and review of existing clinical and pre-clinical information;
o        The costs involved in patenting our technologies and defending them;
o        The cost of manufacturing and distributing the IMPACT Test System;
o Competition for the Company's products and the Company's ability, and that of its distributors, to commercialize its product.

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

OPERATIONAL LOSSES ARE EXPECTED TO CONTINUE FOR PROBABLY AT LEAST ANOTHER FIVE QUARTERS AFTER COMPLETING THE JULY 2003 FUNDING.

         From the date the Company was incorporated on October 8, 1992 through June 30, 2003, the Company has an accumulated deficit of $60,426,253. These losses were due to the fact that the Company has only recently initiated the marketing of its first product.

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

         In July 2003, the Company closed a $2.2 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase Common Stock ("Warrants"). The investors in the private placement have also agreed to purchase an additional $6.6 million of Series D Preferred Stock and Warrants at a second closing. The second closing is subject to the satisfaction of the following closing conditions: (i) the Company's receipt of stockholder approval of the private placement under AMEX rules and of an amendment to the Company's Restated Certificate of Incorporation increasing the authorized Common Stock of the Company, (ii) the Company negotiating certain compromise agreements with holders representing at least 75% of its outstanding trade payables, and (iii) other customary closing conditions. In addition, if the second closing is consummated, the holders of the Company's secured indebtedness have agreed to convert their secured indebtedness plus interest into approximately $4.2 million of Series D Preferred Stock and Warrants at the second closing.

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

         The Company believes that, with the gross proceeds from the July 2003 financing of $2.2 million, the $6.6 million in proceeds to be received from the second closing of that financing, the elimination of secured debt and reduction in non-secured debt,, the marketing fees and sales proceeds forecasted to be paid from CMI, the proceeds from standard commercial banking lines of credit and/or commercial equipment leasing lines which the Company plans to negotiate, the Company shall have sufficient funds to manufacture and market its product and reach profitability. The Company expects to achieve profitability not sooner than five quarters after completion of the July 2003 funding (see Item 7 of this Report for a detailed discussion of the July 2003 funding). There can be no assurance that the Company's estimate as to costs and timing will be correct. In addition, the Company may not be able to consummate standard commercial banking lines of credit and/or commercial equipment leasing lines on an acceptable and timely basis. Furthermore, if there is a reduced rate of growth in revenues from those anticipated, the Company may require additional funding. In addition, if orders for the Company's product come in faster than anticipated, the Company could require additional financing to expand manufacturing, sales and other capabilities. The Company's inability to meet any such increased demand could result in the cancellation of orders and thus delay the attainment of profitability.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350, as adopted)

         (b)      REPORTS ON FORM 8-K

         On July 14, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K regarding the Company's recently completed $8 million equity offering of Series D Preferred Stock.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

                                         LIFEPOINT, INC.
                                         (Registrant)

Date:    August 19, 2003                 By /s/ Linda H. Masterson
                                            ------------------------
                                         Linda H. Masterson
                                         Chief Executive Officer
                                            and duly authorized representative

                                         By /s/ Donald W. Rutherford
                                            --------------------------------
                                         Donald W. Rutherford
                                         Chief Financial Officer
                                            and duly authorized representative

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 19, 2003

/s/ Linda H. Masterson
---------------------------
Linda H. Masterson
Chief Executive Officer

I, Donald W. Rutherford, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 19, 2003

/s/ Donald W. Rutherford
------------------------
Donald W. Rutherford
Chief Financial Officer