Form 10-Q
period 2003-09-30
LIFEPOINT INC
filed 2003-11-13
CIK 910523

3: fy04q2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

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

Yes XX No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

Yes No XX

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of November 11, 2003 there were 40,675,763 shares of the registrant's Common Stock, $.001 par value outstanding.

2004 - LifePoint, Inc.

For The Quarter Ended September 30, 2003

Index

Part I - Financial Information

Item 1 - Financial Statements
  Balance Sheets 3
  Statements of Operations 4
  Statements of Cash Flows 5
  Notes to Financial Statements 6

Item 2 - Management's Discussion and Analysis of Financial Condition

And Results of Operation 18

Item 3 - Quantitative and Qualitative Disclosure about Market Risk 30

Item 4 - Controls and Procedures 30

Part II - Other Information

Item 1 - Legal Proceedings 32

Item 2 - Changes in Securities and Use of Proceeds 32

Item 3 - Defaults Upon Senior Securities 32

Item 4 - Submission of Matters to a Vote of Security Holders 32

Item 5 - Other Information 33

Item 6 - Exhibits and Reports on Form 8-K 33

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
LIFEPOINT, INC.
BALANCE SHEETS
	September 30, 2003	March 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$ 6,113,677	$ 75,588
Inventory, net of allowance for excess inventory $1,097,000
at September 30, 2003 and March 31, 2003, respectively	2,369,663	2,376,583
Prepaid expenses and other current assets	298,980	337,343
Total current assets	8,782,320	2,789,514
Property and equipment, net	2,097,269	2,428,141
Patents and other assets, net	770,916	690,555
	$ 11,650,505	$ 5,908,210
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,867,193	$ 2,871,963
Accrued expenses	662,364	683,439
Note Payable	-	388,859
Capital lease, short-term	185,374	412,606
Total current liabilities	2,714,931	4,356,867
Notes Payable - long term	404,174	-
Convertible Debt, net of discount	-	1,620,250
	3,119,105	5,977,117
Stockholders' equity:
Series C 10% Cumulative Convertible Preferred Stock, $.001
par value, 600,000 shares authorized, 389,791 outstanding
at September 30, 2003 and March 31, 2003, respectively	390	390
Series D 6% Cumulative Convertible Preferred Stock, $.001
par value, 15,000 shares authorized, 13,007 and none outstanding
at September 30, 2003 and March 31, 2003, respectively	13	-
Common Stock, $.001 par value; 75,000,000 shares authorized,
38,027,320 and 37,226,378 shares issued and outstanding
at September 30, 2003 and March 31, 2003, respectively	38,027	37,226
Additional paid-in capital	76,200,361	57,966,015
Notes receivable-key employee	(15,000)	(15,000)
Deficit accumulated in the development stage	(67,692,391)	(58,057,538)
Total stockholders' equity	8,531,400	(68,907)
	$ 11,650,505	$ 5,908,210

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.

STATEMENTS OF OPERATIONS

	For the		For the
	Three Months Ended		Six Months Ended
	September 30		September 30
	2003	2002	2003	2002

Revenues	$ (18,500)	$ 164,335	$ (18,500)	$ 164,335

Costs and expenses:
Cost of goods sold	-	775,429	-	1,031,995
Research and Development	818,339	2,067,309	1,524,166	4,025,484
Selling Expenses	139,565	569,365	246,478	1,121,652
General and Administrative Expenses	104,106	692,618	1,041,347	1,154,411

Total costs and expenses from operations	1,062,010	4,104,721	2,811,991	7,333,542
Loss from operations	(1,080,510)	(3,940,386)	(2,830,491)	(7,169,207)

Interest income	3,297	18,936	5,096	28,760
Interest expense	(28,037)	(23,162)	(312,172)	(46,084)
Discount on settlement of trade payables	723,613	-	723,613	-

Total other income (expense)	698,873	(4,226)	416,537	(17,324)

Net loss	(381,637)	(3,944,612)	(2,413,957)	(7,186,531)

Less registration effectiveness fee	-	-	-	413,615
Less preferred dividends	6,884,500	346,078	7,220,896	689,601

Loss applicable to common shareholders	$ (7,266,137)	$ (4,290,690)	$ (9,634,853)	$ (8,289,747)

Loss applicable to common stockholders
per common share:
Weighted average common shares	38,027,320	35,664,448	37,633,414	35,490,938
outstanding - basic and assuming dilution

Net loss per share applicable to
common stockholders	$ (0.19)	$ (0.12)	$ (0.26)	$ (0.23)

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.
STATEMENTS OF CASH FLOWS

	For the six months ended September 30,
	2003	2002
Operating Activities
Net loss	$ (2,413,957)	$ (7,186,531)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	361,110	303,686
Amortization of debt discount	166,000	-
Loan fees on note payable	416,633	-
Inventory reserve	-	(299,000)
Changes in operating assets and liabilities:
Accounts receivable	-	(164,335)
Inventories	6,920	(2,715,892)
Prepaid expenses and other current assets	38,363	73,003
Other assets	(98,601)	(147,823)
Accounts payable	(749,175)	591,118
Accrued expenses	(184,585)	(78,566)
Net cash used by operating activities	(2,457,292)	(9,624,340)
Investing Activities
Purchases of property and equipment	(11,998)	(516,170)
Net cash used by investing activities	(11,998)	(516,170)
Financing Activities
Sales of common stock	-	10,200,000
Expenses of common stock offering	-	(780,112)
Sales of preferred stock	8,666,752	-
Expenses of preferred stock offering	(608,326)	-
Exercise of stock options	-	25,834
Exercise of warrants	-	30,510
Proceeds from note payable	690,000	-
Payments on note payable	(13,915)	8,811
Payments on capital leases	(227,232)	(260,302)
Net cash provided by financing activities	8,507,379	9,224,741
Increase/(decrease) in cash and cash equivalents	6,038,089	(915,769)
Cash and cash equivalents at beginning of period	75,588	2,985,364
Cash and cash equivalents at end of period	$ 6,113,677	$ 2,069,595

Supplemental Disclosure of Cash Information:
Cash paid for interest	$ 257,023	$ 46,084
Non-cash financing activities:
Value of common stock issued as dividends on preferred stock	$ 336,396	$ 689,601
Value of common stock issued as payment of registration effectiveness fees	$ -	$ 780,696
Conversion of accounts payable to long term notes	$ 255,595	$ -

The accompanying notes are an integral part of the financial statements.

LIFEPOINT, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

NOTE 1 - Basis of Presentation

Organization and Business

LifePoint, Inc. ("LifePoint" or the "Company") developed and manufactures and markets the IMPACT® Test System - a rapid diagnostic testing and screening device for use in the workplace, home health care, ambulances, pharmacies and law enforcement. LifePoint was incorporated on October 8, 1992 under the laws of the State of Delaware as a wholly-owned subsidiary of Substance Abuse Technologies, Inc. ("SAT"). On October 29, 1997, SAT sold its controlling stockholder interest in the Company and, on February 25, 1998, the Company's name was changed to "LifePoint, Inc."

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

Other Receivables

Other receivables represent full recourse notes issued to the Company by a member of management who is not an officer. The notes outstanding at September 30, 2003, are secured by the underlying shares of the common stock, bear interest at 8.25% and are payable by March 31, 2004. At September 30, 2003 and March 31, 2003, other receivables, included in the prepaid and other current assets in the accompanying balance sheets, totaled $93,613 and $91,824, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets that range from 5 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred whereas major betterments and renewals are capitalized. Property and equipment under capital leases are included with property and equipment and amortization of these assets are included in depreciation expense. Depreciation expense for the years ended March 31, 2003, 2002 and 2001 was approximately $622,907, $516,021 and $251,196 respectively. Depreciation expense for the six months ended September 30, 2003 and 2002 was $342,870 and $245,970, respectively.

Patents

The cost of patents is being amortized over their expected useful lives, which is generally 17 years. At September 30, 2003 accumulated amortization of patents was approximately $55,500. At March 31, 2003, 2002 and 2001, accumulated amortization of patents was approximately $37,000, $22,000 and $17,000, respectively. No additional patent costs were incurred during the quarter ended September 30, 2003. For the years ended March 31, 2003, 2002, and 2001 additional patent costs were approximately $61,000, $160,000 and $37,000, respectively.

Impairment of Long Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly, the Company has not recognized any impairment losses through September 30, 2003.

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

Dividends

During the quarter ended September 30, 2003, the Company accrued dividend expense of $382,951 on its preferred stock. In addition, during the quarter ended September 30, 2003, the Company sold 13,007 shares of the Series D preferred stock for net cash proceeds of $8,058,426. At the time of issuance, the conversion price of the preferred stock was less than the fair market value of the common stock. Since the Series D was convertible immediately, the Company recorded as dividend expense a beneficial conversion feature upon issuance of $6,501,549.

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

Notes Receivable - Key Employee

Key employee notes receivable represent full recourse notes issued to the Company by a member of management, who is not an officer, in exchange for shares of the Company's common stock. The sole note outstanding at September 30, 2003, is secured by the underlying shares of the common stock, bears interest at 9% and is payable by September 14, 2006. At September 30, 2003 and March 31, 2003, key employee notes receivable totaled $15,000, and is included as a contra-equity item in the accompanying Statements of Stockholders' Deficit. Due to the recent changes enacted under The Sarbanes-Oxley Act of 2002, the Company will accept no further notes in favor of the Company from executive officers covered by the Sarbanes-Oxley Act.

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

2. INVENTORY

Inventory is summarized as follows:

	September 30,	March 31,
	2003	2003
Raw Materials	$ 2,203,559	$ 2,210,479
Work in process	1,262,675	1,262,675
	3,466,234	3,473,154
Less: inventory reserve	1,096,571	1,096,571
	$2,369,663	$2,376,583

3. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	Estimated	September 30,	March 31,
	Useful Lives	2003	2003
Furniture and Fixtures	3 - 7 years	$2,896,860	$2,891,723
Test Equipment	5 - 7 years	425,768	425,768
Leasehold Improvements	3 - 5 years	1,379,827	1,372,966
		4,702,455	4,690,457
Less: Accumulated Depreciation		2,605,186	2,262,316
		$2,097,269	$2,428,141

Depreciation expense for the quarters ended September 30, 2003, and 2002 was $171,435, and $177,960 respectively.

4. DEBT

On November 12, 2002, the Company entered into a convertible loan agreement with a current investor to provide additional working capital. The maximum loan commitment was $10.0 million, which was to have been drawn as needed over the 30-month life of the agreement, subject to limitations. The $10.0 million maximum commitment consisted of $2.5 million initially available and a $7.5 million balance that was to have been available following a successful due diligence review by the lender. The lender notified the Company on January 29, 2003 that they were exercising their right not to extend the $7.5 million additional funding.

The $2.5 million commitment was advanced to the Company in November 2002 and bore interest at a sixteen percent (16%) of which six percent (6%) was due in cash on a quarterly basis and ten percent (10%) in cash at maturity. On September 23, 2003, concurrent with the second closing of the Company's private placement of Series D Preferred Stock, the convertible loan principal and accrued interest totaling $2,711,507 was converted into 2,712 shares of Series D Preferred Stock. Prior to the conversion, the Company issued to the lender a warrant with an exercise price of $3.00 per share and a term of five years to purchase up to 1.5 million shares of common stock. The loan was collateralized by the assets of the Company. The estimated fair value of the warrants of $1,035,000 was recorded as debt discount and was based on the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 4.5%; and a term of five years. During the year ended March 31, 2003, the Company recorded $155,250 to interest expense as amortization of debt discount. In addition to the collateralized interest, the agreement called for achievement of certain revenue and expense based milestones by the Company starting at March 31, 2003 and continuing on a quarterly basis thereafter. Failure to achieve these milestones resulted in the issuance of additional five year warrants to purchase 25,000 shares of common stock also with an exercise price of $3.00 per share. The warrants were valued at $8,000 based upon the Black-Scholes valuation model with the following assumptions: dividend yield of 0.0%; expected volatility of 121%; risk free interest rate of 3.0% and an expected life of 5 years.

On February 19, 2003, the Company entered into a Note and Warrant Purchase Agreement with a current investor to provide additional working capital. The Company drew approximately $1,100,000 under the agreement. On September 23, 2003, concurrent with the second closing of the Series D financing the loan principal, accrued interest and fees totaling $1,544,782 was converted into 1,544 shares of Series D Preferred Stock. Borrowings under the loan bore interest at 3% per annum. Prior to the conversion, the Company issued the lender a warrant with an exercise price of $3.00 per share and a term of five years to purchase 1,120,000 shares of common stock. The estimated fair value of the warrants of $286,000 was recorded as debt discount and was based on the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 121%; risk-free interest rate of 3.0%; and a term of five years. During the year ended March 31, 2003, the Company recorded $45,758 to interest expense as amortization of debt discount.

On December 30, 2002 the Company entered into a Promissory Note with a vendor for services rendered to the Company amounting to $162,394. No interest is due under the terms of the note which is payable through the period ending January 2005. At September 30, 2003, $148,479 is outstanding under the note. The note is recorded as a long-term note payable in the balance sheet. In addition, during the period ending September 30, 2003, the Company reached agreement with a number of its vendors to extend payment terms on outstanding accounts payable resulting in an additional $255,695 in long-term notes payable.

5. STOCKHOLDERS' EQUITY

Series B Preferred Stock

On March 29, 2001, the Company sold an aggregate of 75,000 shares of the Company's Series B 20% Cumulative Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock"). Each share was entitled to one vote and was convertible into 10 shares of the Company's common stock. Dividends were cumulative and payable annually at a rate of $.20 per share in year one, $.24 per share in year two, $.288 per share in year three and $2.40 per share thereafter. The dividends were payable in shares of Series B Preferred Stock for the first three years after the date of original issuance and in shares of common stock thereafter. The Series B Preferred Stock had preference in liquidation over all other forms of capital stock of the Company at a rate of $40 per share plus all accrued and unpaid dividends.

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

As a result of a registration statement for the shares of common stock issuable upon conversion of the Series C Preferred Stock not being declared effective by January 2002, the Company became obligated to pay an effectiveness registration penalty fee. The total fee due to the Series C Preferred Stockholders was $780,696, of which $367,081 was accrued but unpaid in fiscal 2002; the balance of $413,615 was recognized in the quarter ended June 30, 2002. The Company issued a total of 260,232 shares of common stock, with a market value of $3.00 per share as payment of this fee. In May 2002, the Company issued 191,294 shares of common stock, and an additional 68,938 shares of common stock were issued in July 2002 to complete payment of the registration penalty fee.

In June 2003, as a condition to the initial closing of the Company's private placement of Series D Preferred Stock, the holders of the Series C Preferred Stock consented to the issuance of the Series D Preferred Stock and Warrants and agreed to the following modifications of their rights: (i) the conversion price of the Series C Preferred Stock was permanently set at $3.00 per share, and all reset and price-based anti-dilution provisions were eliminated; (ii) each holder of Series C Preferred Stock was offered the opportunity to purchase Series D Preferred Stock, and for each $1 of Series D Preferred Stock so purchased, $2 of Series C Preferred Stock retained a one-time conversion price reset to $0.30 per share, and the same portion of warrants held by any such holders received a reset on the exercise price of warrants held by such holder to $0.50 per share, with the number of shares issuable upon exercise of the warrants remaining the same; (iii) the Series C Preferred Stock would convert into Common Stock at maturity, unless earlier converted; (iv) all future dividends on the Series C Preferred Stock would be accrued and paid at conversion; and (v) the Series C Preferred Stock would become junior to the shares of Series D Preferred Stock upon liquidation.

As of September 30, 2003, there were 389,791 shares of the Series C Preferred Stock and warrants to purchase an aggregate of 4,597,002 shares of the common stock outstanding. During the year ended March 31, 2003, three holders converted 4,125 shares of the Series C Preferred Stock into 48,139 shares of common stock.

Series D Preferred Stock

On September 22, 2003, the Company closed a $13 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase Common Stock ("Warrants"). On July 14, 2003, at the first closing (the "First Closing") of the private placement, the Company issued 2,112 shares of Series D Preferred Stock convertible into 7,039,296 shares of Common Stock of the Company and Warrants to purchase 14,078,592 shares of Common Stock of the Company to various investors (the "Investors"). On September 22, 2003, at the second closing (the "Second Closing") of the private placement, the Company issued an additional 6,629 shares of Series D Preferred Stock convertible into 22,094,457 shares of Common Stock of the Company and Warrants to purchase 44,188,914 shares of Common Stock of the Company to the Investors. Additionally, at the Second Closing, the holders of the Company's secured indebtedness converted their secured indebtedness into 4,256 shares of Series D Preferred Stock convertible into 14,185,248 shares of Common Stock of the Company and Warrants to purchase 28,370,496 shares of Common Stock of the Company.

The Series D Preferred Stock has an aggregate stated value of $1,000 per share and is entitled to a quarterly dividend at a rate of 6% per annum, generally payable in Common Stock or cash at the Company's option.

The Series D Preferred Stock is entitled to a liquidation preference over the Company's Common Stock and Series C Preferred Stock upon a liquidation, dissolution, or winding up of the Company. The Series D Preferred Stock is convertible at the option of the holder into Common Stock at a conversion price of $0.30 per share, subject to certain anti-dilution adjustments (including full-ratchet adjustment upon any issuance of equity securities at a price less than the conversion price of the Series D Preferred Stock, subject to certain exceptions). Following the second anniversary of the closing, the Company has the right to force conversion of all of the shares of Series D Preferred Stock provided that a registration statement covering the underlying shares of Common Stock is in effect and the 20-day volume weighted average price of the Company's Common Stock is at least 200% of the conversion price and certain other conditions are met.

The Company is required to redeem any shares of Series D Preferred Stock that remain outstanding on the third anniversary of the closing, at its option, in either (i) cash equal to the face amount of the Series D Preferred Stock plus the amount of accrued dividends, or (ii) subject to certain conditions being met, shares of Common Stock equal to the lesser of the then applicable conversion price or 90% of the 90-day volume weighted average price of the Common Stock ending on the date prior to such third anniversary.

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

Each share of Series D Preferred Stock is generally entitled to vote together with the Common Stock on an as-converted basis. In addition, the Company agreed to allow one of the investors in the Series D Preferred Stock private placement to appoint a representative to the Company's Board of Directors, and one of the investors is entitled to appoint a representative to attend the Company's Board of Directors meetings in a non-voting observer capacity.

The purchasers of the Series D Preferred Stock also received Warrants exercisable for an aggregate of 91,476,685 shares of Common Stock (including a warrant exercisable for 4,838,683 shares of Common Stock issued to the placement agent for the offering, Roth Capital Partners) at an initial exercise price of $0.50 per share, subject to certain non-price based anti-dilution adjustments. If the Warrants are exercised within 12 months of the closing, however, the exercise price will be $0.30 per share, subject to certain non-price based anti-dilution adjustments. The Warrants issued at the First Closing expire on July 13, 2008 and the Warrants issued at the Second Closing expire on September 21, 2003.

During the quarter ended September 30, 2003, the Company sold 13,007 shares of the Series D preferred stock for net cash proceeds of $8,058,426. At the time of issuance, the conversion price of the preferred stock was less than the fair market value of the common stock. Since the Series D was convertible immediately, the Company recorded as dividend expense a beneficial conversion feature upon issuance of $6,501,549.

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

As of September 30, 2003, options to purchase an aggregate of 2,299,957 shares of the Common Stock granted to employees including officers, directors and consultants were outstanding. As of such date, options to purchase an aggregate of 851,741 shares of the Common Stock had been exercised and options to purchase an aggregate of 1,123,495 shares of the Common Stock were then exercisable. Options granted to date under both Option Plans have generally become exercisable as to one-quarter of the shares subject thereto on the first anniversary date of the date of grant and as to 1/36th of the remaining shares on such calendar day each month thereafter for a period of 36 months. Certain options will become exercisable upon the achievement of certain goals related to corporate performance and not that of the optionee. The exercise price per share for incentive stock options under the Code may not be less than 100% of the fair market value per share of the Common Stock on the date of grant. For nonqualified stock options, the exercise price per share may not be less than 85% of such fair market value. No option may have a term in excess of ten years.

If all of the common stock purchase warrants that were outstanding on September 30, 2003 were subsequently exercised (107,903,904 shares), the Company would realize $87,051,885 in gross proceeds. If all of the options pursuant to the Company's two Stock Option Plans to purchase an aggregate of 2,299,957 shares outstanding on September 30, 2003 were subsequently exercised, the Company would realize $5,846,589 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised, especially as to the options, which were not all currently exercisable as of September 30, 2003. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

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

On April 26, 2000, the Company entered into a lease agreement for its administrative offices and manufacturing facility commencing May 1, 2000, which terminates on July 31, 2005. In addition to rent of $226,000 per year, LifePoint will pay real estate taxes and other occupancy costs. The Company may elect to terminate the lease at the end of four years and has the right to two two-year renewal options. The lease also provided for rent abatement in three of the first twelve months as a tenant improvement allowance in addition to the $30,000 allowance paid by the lessor

On August 28, 2000, the Company entered into a lease financing agreement with Finova Capital Corporation ("Finova") of Scottsdale, Arizona whereby Finova agreed to provide LifePoint with up to a $3,000,000 lease line for the purchase of equipment including up to $500,000 of leasehold improvements. At March 31, 2003 and 2002, $1,249,930 had been drawn against the line. Each closing schedule has been financed for 36 months at a rate equal to the then current three-year U.S. Treasury Note. At the end of each schedule, LifePoint will have the option to purchase all (but not less than all) of the equipment at 15% of the original equipment cost. As of September 30, 2003, the Company was seven months in arrears on its lease of its capital equipment, or $280,000.

The Company leases certain equipment under noncancelable lease arrangements. These capital leases expire on various dates through 2004 and may be renewed for up to 12 months. Furniture, fixtures and equipment includes assets acquired under capital leases of $1,223,000 and $1,249,000 as of September 30, 2003 and 2002, respectively. Accumulated depreciation for assets under capital lease was $666,700, and $529,800 at September 30, 2003, and 2002, respectively. Amortization of assets under capital lease is included with depreciation expense. See Note 3 - Property and Equipment.

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

7. LEGAL MATTERS

In September 2003, the Company reached a settlement in the action brought by Global Consultants, LLC, dba Global Capital. The plaintiff was seeking damages totaling $4,500,000 for the non-issuance and termination of common stock purchase warrants exercisable into an aggregate of 392,275 shares of the Common Stock. The settlement resulted in a favorable adjustment against the reserve of $277,500, which was offset as a credit against legal fees for the quarter ended September 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

As of September 30, 2003, the Company had an accumulated deficit of $67,692,391. Until recently, when the Company initiated manufacturing and sales, the Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company has just begun generating revenue from product sales. There can be no assurance as to when the Company will achieve profitability, if at all. Revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors that may affect operating results include: a) the length of time to close product sales; b) customer budget cycles; c) the implementation of cost reduction measures; d) the timing of required approvals from government agencies, such as the Food and Drug Administration; and e) the timing of new product introductions by the Company and its competitors.

Prior to December 2001, the Company was a development stage company and had not produced any revenues. The Company had been dependent on the net proceeds derived from seven private placements pursuant to Regulation D under the Securities Act of 1933 to fund its operations.

On September 22, 2003, the Company closed a $13 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase Common Stock ("Warrants"). On July 14, 2003, at the first closing (the "First Closing") of the private placement, the Company issued 2,112 shares of Series D Preferred Stock convertible into 7,039,296 shares of Common Stock of the Company and Warrants to purchase 14,078,592 shares of Common Stock of the Company to various investors (the "Investors"). On September 22, 2003, at the second closing (the "Second Closing") of the private placement, the Company issued an additional 6,629 shares of Series D Preferred Stock convertible into 22,094,457 shares of Common Stock of the Company and Warrants to purchase 44,188,914 shares of Common Stock of the Company to the Investors. Additionally, at the Second Closing, the holders of the Company's secured indebtedness converted their secured indebtedness into 4,256 shares of Series D Preferred Stock convertible into 14,185,248 shares of Common Stock of the Company and Warrants to purchase 28,370,496 shares of Common Stock of the Company.

The Series D Preferred Stock has an aggregate stated value of $1,000 per share and is entitled to a quarterly dividend at a rate of 6% per annum, generally payable in Common Stock or cash at the Company's option.

The Series D Preferred Stock is entitled to a liquidation preference over the Company's Common Stock and Series C Preferred Stock upon a liquidation, dissolution, or winding up of the Company. The Series D Preferred Stock is convertible at the option of the holder into Common Stock at a conversion price of $0.30 per share, subject to certain anti-dilution adjustments (including full-ratchet adjustment upon any issuance of equity securities at a price less than the conversion price of the Series D Preferred Stock, subject to certain exceptions). Following the second anniversary of the closing, the Company has the right to force conversion of all of the shares of Series D Preferred Stock provided that a registration statement covering the underlying shares of Common Stock is in effect and the 20-day volume weighted average price of the Company's Common Stock is at least 200% of the conversion price and certain other conditions are met.

The Company is required to redeem any shares of Series D Preferred Stock that remain outstanding on the third anniversary of the closing, at its option, in either (i) cash equal to the face amount of the Series D Preferred Stock plus the amount of accrued dividends, or (ii) subject to certain conditions being met, shares of Common Stock equal to the lesser of the then applicable conversion price or 90% of the 90-day volume weighted average price of the Common Stock ending on the date prior to such third anniversary.

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

Each share of Series D Preferred Stock is generally entitled to vote together with the Common Stock on an as-converted basis. In addition, the Company agreed to allow one of the investors in the Series D Preferred Stock private placement to appoint a representative to the Company's Board of Directors, and one of the investors is entitled to appoint a representative to attend the Company's Board of Directors meetings in a non-voting observer capacity.

The purchasers of the Series D Preferred Stock also received Warrants exercisable for an aggregate of 91,476,685 shares of Common Stock (including a warrant exercisable for 4,838,683 shares of Common Stock issued to the placement agent for the offering, Roth Capital Partners) at an initial exercise price of $0.50 per share, subject to certain non-price based anti-dilution adjustments. If the Warrants are exercised within 12 months of the closing, however, the exercise price will be $0.30 per share, subject to certain non-price based anti-dilution adjustments. The Warrants issued at the First Closing expire on July 13, 2008 and the Warrants issued at the Second Closing expire on September 21, 2003.

During the quarter ended September 30, 2003, the Company sold 13,007 shares of the Series D preferred stock for net cash proceeds of $8,058,426. At the time of issuance, the conversion price of the preferred stock was less than the fair market value of the common stock. Since the Series D was convertible immediately, the Company recorded as dividend expense a beneficial conversion feature upon issuance of $6,501,549.

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

The Company has filed 510(k) submissions to the Food and Drug Administration (the "FDA") for the IMPACT Test System and the NIDA-5 drugs of abuse. The applications have been delayed because the Company could not provide additional data requested by FDA on a timely basis due to the lack of funding and personnel. The Company is working diligently towards completing these applications with the additional information FDA requested. There can be no assurance as to when or if the FDA will grant clearance on these products.

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

If all of the common stock purchase warrants that were outstanding on September 30, 2003 were exercised (107,903,904 shares), the Company would realize $87,051,885 in gross proceeds. If all of the options pursuant to the Company's two Stock Option Plans to purchase an aggregate of 2,299,957 shares outstanding on September 30, 2003, were subsequently exercised, the Company would realize $5,846,589 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised, especially as to the options, which were not all currently exercisable as of September 30, 2003. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

Operating Cash Flows

Net cash used for operations for the three months ended September 30, 2003 amounted to $2,457,000 as compared to $9,624,000 for the same period ended September 30, 2002, a decrease of $7,167,000, as a result of decreased staffing and limited operating expenses as the Company completed its Series D financing.

Investing Cash Flows

During the six months ended September 30, 2003, net cash used by investing activities was $12,000 compared to $516,000 for the same period in fiscal 2002. The $504,000 decrease in cash used in the first six months of fiscal 2003 over the same period in fiscal 2002 was as a result of the limited operating resources available to the Company as it completed its Series D financing.

Financing Cash Flows

Net cash provided by financing activities amounted to $8,507,000 during the six months ended September 30, 2003 related to the closing of the Series D Preferred Stock financing.

Net cash provided by financing activities amounted to $9,225,000 during the six months ended September 30, 2002, related to the Company's seventh private placement of common stock with gross proceeds of $10,200,000 and proceeds from the exercise of warrants and options of $56,000.

Results of Operations

Three Months Ended September 30, 2003 vs. September 30, 2002

On January 29, 2003, the Company lost critical funding and the ability to draw on a $7.5 million previously available under a debt facility. (See "Note 4 - Debt" for a full discussion of these events). As a result, the Company was forced to reduce operating expenses and headcount during the six months ended September 30, 2003. The Company recognized a credit of $18,500 for instruments returned from one customer during the quarter ended September 30, 2003, as compared to $164,335 in revenues for the sales of IMPACT Test Systems and Saliva Test Modules during the period ending September 30, 2002. The Company recognized no cost of sales during the quarter ended September 30, 2003 and $775,429 as cost of sales during the period ended September 30, 2002. During the quarter ended September 30, 2003, the Company spent $818,339 on research and development, $104,106 on general and administrative expenses and an additional $139,565 on selling expenses, as compared with $2,067,309, $692,618 and $569,365, respectively, during the quarter ended September 30, 2002. The decrease of $1,248,970, or 60%, in research and development expenditures, the decrease of $588,512 or 85% in general and administrative expenses, and the decrease of $429,800 or 75% in selling expenses during the quarter ended September 30, 2003 is primarily related to the Company's reduction of operating expenses and payroll due to the loss of funding in January 2003. Additionally, the Company recognized a favorable adjustment of $272,500 against general and administrative expenses resulting in the settlement of the Global lawsuit. Interest expense for the quarter ended September 30, 2003 was $28,037 while interest income was $3,297, as compared to $23,162 and $18,936, respectively, during the quarter ended September 30, 2002. In addition, the Company recognized a gain on the settlement of trade payables of $723,613 for the quarter ended September 30, 2003.

Six Months Ended September 30, 2003 vs. September 30, 2002

On January 29, 2003, the Company lost critical funding and the ability to draw on a $7.5 million previously available under a debt facility. (See "Note 4 - Debt" for a full discussion of these events). As a result the Company was forced to reduce operating expenses and headcount during the six months ended September 30, 2003. The Company recognized a credit of $18,500 for instruments returned from one customer during the six months ended September 30, 2003, as compared to $164,335 in revenues for the sales of IMPACT Test Systems and Saliva Test Modules during the period ending September 30, 2002. The Company recognized no cost of sales during the six months ended September 30, 2003 and $1,031,995 as cost of sales during the period ended September 30, 2002. During the six months ended September 30, 2003, the Company spent $1,524,166 on research and development, $1,041,347 on general and administrative expenses and an additional $246,478 on selling expenses, as compared with $4,025,484, $1,154,411 and $1,121,652, respectively, during the six months ended September 30, 2002. The decrease of $2,501,318, or 62%, in research and development expenditures, the decrease of $113,064 or 10% in general and administrative expenses, and the decrease of $875,174 or 78% in selling expenses in the six months ended September 30, 2003 is primarily related to the Company's reduction of operating expenses and payroll due to the loss of funding in January 2003. Additionally, the Company recognized a favorable adjustment of $272,500 against general and administrative expenses resulting in the settlement of the Global lawsuit. Interest expense for the six months ended September 30, 2003 was $312,172 while interest income was $5,096, as compared to $46,084 and $28,760, respectively, for the period ending September 30, 2002. In addition, the Company recognized a gain on the settlement of trade payables of $723,613 for the six months ended September 30, 2003.

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

The following risk factors relate to our operations:

We may have a need to raise additional money in the future and there is no guarantee that we will be able to obtain the amounts we may need.

Our independent auditors have included in their report on our financial statements for the twelve months ended March 31, 2003, an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern, unless we were able to raise additional funds. We just completed an offering of Series D preferred stock, which may provide us with sufficient funds to meet our needs. However, if we are not able to meet our business goals, including certain sales revenues, we may need to raise additional funds in the future.

We have operated at a loss and expect that to continue for some time in the future. Our plans for continuing product refinement and development, and to further develop our distribution network and manufacturing capacity will involve substantial costs. The extent of these costs will depend on many factors, including some of the following:

    The progress and breadth of product refinement and scale-up of manufacturing capacity and the timing and completion of product trial acceptance by distributors and customers, all of which directly influence cost and product sales;
    The costs involved in completing the regulatory process to get our products approved, including the number, size, and timing of any potential requested additional field data and costs associated with any potential additional clinical data review and assembly;
    The costs involved in patenting our technologies and defending such patents;
    The cost of manufacturing scale-up and distributing the IMPACT Test System; and
    Competition for our products and our ability, and that of our distributors, to complete commercialization of our product.

In the past, we have raised funds by public and private sales of our stock, and we are likely to do this in the future to raise needed funds. Sales of our stock to new private or public investors will usually result in existing stockholders becoming "diluted." The greater the number of shares sold, the greater the dilution. A high degree of dilution can make it difficult for the price of our stock to rise rapidly, among other things. Dilution also lessens a stockholder's voting power.

We cannot assure you that we will be able to raise sufficient capital we may need to fund operations, or that we will be able to raise capital under terms that are favorable to us.

We expect our operational losses to continue for probably at least another five quarters after September 30, 2003.

From the date we were incorporated on October 8, 1992 through September 30, 2003, we have incurred an accumulated deficit of $61,255,839. In February 2002, we launched the marketing of the IMPACT Test System, our first product, to the international law enforcement market, one of our three initial worldwide target markets. There was no governmental approval required as a prerequisite to market to these potential users of our product. However, as indicated elsewhere in this section "Risk Factors," there are certain legal challenges that we must overcome to make our product fully acceptable in this market.

For us to market our product in the United States to hospitals and other medical facilities (including medical emergency rooms), which is another one of our target markets, we must first obtain clearance from the FDA for our product. The Company has filed 510(k) submissions to the FDA for the IMPACT Test System and the NIDA-5 drugs of abuse. The applications have been delayed because the Company could not provide additional data requested by FDA on a timely basis due to the lack of funding and personnel. The Company is working diligently towards completing these applications with the additional information FDA requested.

Our other initial target market is industrial companies that currently test employees for drugs and alcohol. In November 2000, the FDA announced its intention to be consistent in its regulation of drugs of abuse screening tests used in the home, work place, insurance and sports settings. Should the FDA enforce such regulations, despite our efforts and those of others to dissuade the FDA from doing so, such regulations would delay the start of marketing to the industrial market in the United States until we comply with such regulations. However, in anticipation of such adoption, we have been collecting the additional field data which management believes, based on discussions with the FDA, the FDA would require to approve our entry into the industrial market in the United States. We will seek this clearance from the FDA simultaneously with seeking approval of use of our product for medical purposes. In addition, we have commenced efforts to market our product to law enforcement agencies and medical users in Europe and Australia prior to obtaining FDA approval for use in the United States. This program could offset any loss in early revenues due to the delay, if it occurs, in our marketing to the industrial market in the United States.

We may not meet the schedule described in the preceding two paragraphs, both as to our additional market launches and making our submissions to the FDA. In addition, the FDA or a foreign government may not grant clearance for the sale of our product for routine screening and/or diagnostic operations. Furthermore, the clearance process may take longer than projected. Even if we meet our schedule and although we have begun to generate revenues, it is anticipated that we will not attain profitability sooner than five quarters from September 30, 2003.

We may have a need for additional financing to continue or expand our business.

Our ability to continue as a going concern will be dependent upon our ability to achieve profitable operations. We will need to rely on the proceeds from our private placement of Series D Convertible Preferred Stock to meet our capital needs until we achieve a positive cash flow from operations. Our ability to raise additional capital cannot be predicted at this time. Further, there can be no assurance that we will achieve positive cash flow in the next fiscal year or ever. If there is a reduced rate of growth in revenues from those currently anticipated, we may require additional funding. In addition, if we receive orders for our product faster than currently anticipated, we could require additional financing to expand our manufacturing, sales and other capabilities. Our inability to meet any such increased demand could result in the cancellation of orders and delay our attainment of becoming profitable.

We will be increasing the demands on our limited resources as we transition our efforts from research and development to production and sales.

We currently have limited financial and personnel resources. We have only recently begun to transition from a research and development focused organization to a production and sales organization. To successfully manage this transition, we will be required to grow the size and scope of our operations, maintain and enhance our financial and accounting systems and controls, hire and integrate new personnel and manage expanded operations. There can be no assurance that we will be able to identify, hire and train qualified individuals as we transition and expand. Our failure to manage these changes successfully could have a material adverse effect on the quality of our products and technology, our ability to retain customers and key personnel and our operating results and financial condition.

We expect to encounter the risks and difficulties frequently encountered by companies that have recently made a transition from research and development activities to commercial production and marketing. We have set forth below certain of these risks and difficulties in this section "Risk Factors." As an example, the transition from a development stage company to a commercial company may strain managerial, operational and financial resources. If our product achieves market acceptance, then we will need to increase our number of employees, significantly increase our manufacturing capability and enhance our operating systems and practices. We can give no assurances that we will be able to effectively do so or otherwise effectively manage future growth.

Our IMPACT Test System may have a lengthy sales cycle in some markets and our customers may decide to cancel or change their product plans, which could cause us to lose anticipated sales.

Based on our early stages of product sales and the new technology represented by our product, our customers test and evaluate our product extensively prior to ordering it. In some markets, our customers may need three to six months or longer to test and evaluate our product prior to ordering. Due to this lengthy sales cycle, we have and may continue to experience delays from the time we increase our operating expenses and our investments in inventory until the time that we generate revenues from these products. It is possible that we may never generate any revenues from these products after incurring such expenditures. The delays inherent in our lengthy sales cycle in some markets may increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, our business, financial condition and results of operations could be materially and adversely affected if significant customers curtail, reduce or delay orders.

Through the early stages of product release, our average product cycles have tended to be short and, as a result, we may hold excess or obsolete inventory which could adversely affect our operating results.

While our sales cycles in our initial markets have been long, our current average product life cycles tend to be short as a result of the rapidly changing product designs we make based on customer feedback. As a result, the resources we devote to product sales and marketing may not generate material revenues for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing and inventory expenses in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions and we still have higher cost products in inventory, our operating results would be harmed.

Unexpected problems as to how our product functions can delay receipt of revenues and ultimately our attaining profitability and could potentially adversely impact our ability to continue as a going concern.

We experienced delays in marketing our product because of unanticipated performance problems that had arisen first in our own testing in our research and development facility and later at market trial and customer sites. Accordingly, when a product performance problem surfaced, we had no choice except to make product improvements and modifications. We also had to delay completion of the field-testing necessary to furnish the data for some of our submissions to the FDA, and with it, to delay completion of such FDA submissions.

These delays in product production and other product problems delayed our receipt of revenues, which has increased our need for additional financing. Attention is also directed to the possible delays at the FDA described in this section "Risk Factors." Any future delays in obtaining revenues will increase our need for additional financing and could adversely impact our ability to continue as a going concern.

We will face competition from new and existing diagnostic test systems.

We face competition from many companies of varying size. Substantially all of our competitors current products either use urine or blood samples as a specimen to test for drugs of abuse or use breath, saliva, or blood samples to test for alcohol. Based on our knowledge of the marketplace, we believe that there are no products currently available that both test simultaneously for drugs of abuse and alcohol and provide lab-quality, blood-comparable, "under the influence" information for drugs of abuse on-site. Drug testing is primarily done on urine, both in a central lab or on-site, with limited testing being done on blood in a central lab. Recently, saliva-based, lateral-flow membrane, on-site drug tests have been introduced.

Four companies, Avitar, Inc. ("Avitar"), OraSure Technologies, Inc. ("OraSure"), Varian, Inc. ("Varian"), formerly known as AnSys, Brannan Medical ("Brannan") and Cozart Bioscience Ltd. ("Cozart"), market oral screening drugs of abuse devices. The type of technology used by these companies is called lateral flow membrane technology, which is the process by which a specimen flows across a treated test strip (membrane) and which produces colored test result on a portion of the test strip. Home pregnancy tests are a good example of lateral flow membrane technology. This type of test is less sensitive than the flow immunosensor technology and cannot provide quantifiable results, but only qualitative, yes/no answers. We believe this type of technology is not sensitive enough to detect certain drugs at levels that are found in saliva. Additionally, on-site tests that are not instrument-based and rely on a subjective result reading are not generally legally admissible or defensible. In addition, we recognize that other products performing on-site testing for drugs in blood or saliva may be developed and introduced into the market in the future.

We also face as competitors BioSite Diagnostics Inc., Syva Company (a division of Dade International Inc.), Varian Inc. and at least five other major diagnostic and/or pharmaceutical companies. All of these competitors currently use urine as the specimen for on-site drug testing. Almost all of these prospective competitors have substantially greater financial resources than we have to develop and market their products.

With respect to breath testing for the presence of alcohol, we will compete with CMI, Inc., Intoximeters, Inc., Draeger Safety, Inc., and other small manufacturers.

Furthermore, because of the time frame we have taken to bring our product to market, our competition may have developed name recognition among customers that will adversely effect our future marketing efforts.

Failure to comply with the substantial governmental regulation to which we are subject may adversely affect our business.

Attention has been drawn to the fact that we cannot market our saliva-based testing device to hospitals and other medical facilities unless we have obtained FDA approval. We have also pointed out that the FDA announced its intention to regulate marketing to the industrial market in the United States. In addition, if the FDA determines to regulate the industrial market in the United States, this will further delay the receipt of revenues by us in this market. Attention has also been drawn to the fact that, if we cannot obtain a waiver from CLIA regulation, the cost of running the IMPACT Test System could be higher for potential customers. There can be no assurance that we will obtain a waiver from CLIA regulation or FDA approval on a timely basis, if at all. If we do not obtain such waiver and approvals, our business will be adversely effected.

We may not be able to expand manufacturing operations adequately or as quickly as required to meet expected orders.

We first began our manufacturing process in January 2001. However, we have not as yet made any significant deliveries of our product. Accordingly, we have not as yet demonstrated the ability to manufacture our product at the capacity necessary to support expected commercial sales. In addition, we may not be able to manufacture cost effectively on a large scale.

We expect to conduct all manufacturing of the Saliva Test Module's (STM) at our own facility. In addition, we intend to continue to assemble the IMPACT Test System instrument for at least another four to six months or more. If our facility or the equipment in our facility is significantly damaged or destroyed, we may not be able to quickly restore manufacturing capacity. We have engaged an outside manufacturer of instruments to final assemble the current instrument in conjunction with our own in-house assembly. Our current timetable for transfer of some of the final assembly of the current instrument is during the quarter ending March 31, 2004. We could, accordingly, turn over instrument assembly to a number of qualified outside instrument assembly suppliers in the event of such problems at our facility. We can use another manufacturer for the final assembly of our instrument because other suppliers furnish the subassemblies and other components. Accordingly, any capable electronics manufacturer would have the capability to produce this type of equipment. We have identified several potential electronic manufacturers as possible alternatives to our initial outside supplier should we so require. However, the STM is a proprietary device developed by us and, accordingly we are not currently aware of any alternative manufacturer for the STM.

Legal precedent has not yet been established for upholding the results of our diagnostic test system.

The legal precedents for performing drug and alcohol testing in both law enforcement and the industrial workplace are well established. Blood and urine are the currently accepted standard samples for testing for drugs. Blood, breath and saliva are the currently accepted standard samples for testing for alcohol. However, several saliva-based drug tests are beginning to be used. We believe that our product meets the legal standards for admission as scientific evidence in court. However, until our product is challenged in court and a legal precedence is established, we cannot give assurance that our technology will be admissible in court and accepted by the market.

We believe the desire to use saliva for drug testing in the workplace market is very strong. For example, SAMHSA, the federal agency that regulates drug testing on federal safety-sensitive workers, has indicated that it is in the process of adding saliva to the menu of applicable technologies for drug testing of federal safety sensitive personnel. Additionally, the use of saliva or other bodily substances to test employees on site in the workplace for drugs is permitted in all states but four states.

State laws are being revised on an ongoing basis to allow law enforcement officers to use saliva as a specimen for testing for drivers under the influence of drugs or alcohol. Currently, saliva or other bodily substances for DUI testing for drugs or alcohol is specifically permitted in 24 states, but specifically excluded in six. Additional efforts will be needed to change the laws in these states which have not adopted saliva as an acceptable test specimen for DUI testing. We believe this change will occur because law enforcement officials are anxious to have a non-invasive test method for drug testing and are willing to support legislation. We are currently working on draft legislation for this joint effort. Nevertheless, we cannot give assurance as to when and if this legislation will be adopted in the other states.

Lastly, the National Highway and Traffic Safety Administration must approve alcohol test products for Department of Transportation use, either as a screening method or an evidentiary method. We believe that our product meets the requirements of an evidentiary product. Nevertheless, because we have not yet submitted our product for approval, we cannot guarantee acceptance by this governmental agency.

Our efforts to legally protect our product may not be successful.

We will be dependent on our patents and trade secret law to legally protect the uniqueness of our testing product. However, if we institute legal action against those companies that we believe may have improperly used our technology, we may find ourselves in long and costly litigation. This result could increase costs of operations and adversely affect our results of operations.

In addition, should it be successfully claimed that we have infringed on the technology of another company, we may not be able to obtain permission to use those rights on commercially reasonable terms, if at all. Moreover, in such event a company could bring legal action against us and we may find ourselves in long and costly litigation.

We may be sued for product liability resulting from the use of our diagnostic product.

We may be held liable if the IMPACT Test System causes injury of any type. We have obtained product liability insurance to cover us against this potential liability. We believe that the amount of our current coverage is adequate for the potential risks in these areas. However, assuming a judgment is obtained against us, our insurance policy limits may not cover all of the potential liabilities. If we are required at a later date to increase the coverage, we may obtain the desired coverage, but only at a higher cost.

Our increasing efforts to market products outside the United States may be affected by regulatory, cultural or other restraints.

We have commenced efforts to market our product through distributors in countries outside the United States, starting with certain of the Western European and Asian countries. In addition to economic and political issues, we may encounter a number of factors that can slow or impede our international sales, or substantially increase the costs of international sales, including the following:

  We do not believe that our compliance with the current regulations for marketing our product in European countries will be a problem. However, new regulations (including customs regulations) can be adopted by these countries which may slow, limit or prevent our marketing our product. In addition, other countries in which we attempt, through distributors, to market our product may require compliance with regulations different from those of the Western European market.
  Cultural and political differences may make it difficult to effectively obtain market acceptances in particular countries.
  Although our distribution agreements provide for payment in U.S. dollars, exchange rates, currency fluctuations, tariffs and other barriers and extended payment terms could effect our distributors' ability to perform and, accordingly, impact our revenues.
  Although we made an effort to satisfy ourselves as to the credit-worthiness of our distributors, the credit-worthiness of the foreign entities to which they sell may be less certain and their accounts receivable collections may be more difficult.

We do not anticipate paying dividends on common stock in the foreseeable future.

We intend to retain future earnings, if any, to fund our operations and expand our business. In addition, our expected continuing operational losses and our Series C and Series D preferred stock will limit legally our ability to pay dividends on our common stock. Accordingly, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

Our board's right to authorize additional shares of preferred stock could adversely impact the rights of holders of our common stock.

Our board of directors currently has the right, with respect to the 2,385,000 shares of our preferred stock not designated as our Series C or Series D preferred stock, to authorize the issuance of one or more additional series of our preferred stock with such voting, dividend and other rights as our directors determine. Such action can be taken by our board without the approval of the holders of our common stock. The sole limitation is that the rights of the holders of any new series of preferred stock must be junior to those of the holders of the Series D, followed by the Series C preferred stock with respect to dividends, upon redemption and upon liquidation. Accordingly, the holders of any new series of preferred stock could be granted voting rights that reduce the voting power of the holders of our common stock. For example, the preferred holders could be granted the right to vote on a merger as a separate class even if the merger would not have an adverse effect on their rights. This right, if granted, would give them a veto with respect to any merger proposal. Or they could be granted 20 votes per share while voting as a single class with the holders of the common stock, thereby diluting the voting power of the holders of our common stock. In addition, the holders of any new series of preferred stock could be given the option to be redeemed in cash in the event of a merger. This would make an acquisition of us less attractive to a potential acquirer. Thus, our board could authorize the issuance of shares of the new series of preferred stock in order to defeat a proposal for the acquisition of us which a majority of our then holders of our common stock otherwise favor.

Our Certificate of Incorporation contains certain anti-takeover provisions, which could frustrate a takeover attempt and limit your ability to realize any change of control premium on shares of our common stock .

There are two provisions in our certificate of incorporation or bylaws which could be used by us as an anti-takeover device. Our certificate of incorporation provides for a classified board -- one third of our directors to be elected each year. Accordingly, at least two successive annual elections will ordinarily be required to replace a majority of the directors in order to effect a change in management. Thus, the classification of the directors may frustrate a takeover attempt which a majority of our then holders of our common stock otherwise favor.

In addition, we are obligated to comply with the procedures of Section 203 of the Delaware corporate statute, which may discourage certain potential acquirors which are unwilling to comply with its provisions. Section 203 prohibits us from entering into a business combination (for example, a merger or consolidation or sale of assets of the corporation having an aggregate market value equal to 10% or more of all of our assets) for a period of three years after a stockholder becomes an "interested stockholder." An interested stockholder is defined as being the owner of 15% or more of the outstanding voting shares of the corporation. There are exceptions to its applicability including our board of directors approving either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder. At a minimum we believe such statutory requirements may require the potential acquirer to negotiate the terms with our directors.

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

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In September 2003, the Company reached a settlement in the action brought by Global Consultants, LLC, dba Global Capital. The plaintiff was seeking damages totaling $4,500,000 for the non-issuance and termination of common stock purchase warrants exercisable into an aggregate of 392,275 shares of the Common Stock. The settlement resulted in a favorable adjustment against the reserve of $277,500, which was offset as a credit against legal fees for the quarter ended September 30, 2003.

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company mailed a consent solicitation to all stockholders on August 18, 2003; votes were taken as to three proposals as follows:

(1) On the proposal to approve the issuance and sale of up to 13,500 shares of Series D preferred stock:

Broker

Yes No Abstain Non-votes

21,501,463 463,987 61,135 0

(2) On the proposal to authorize an additional 175,000,000 shares bringing the total common stock authorized to 250,000,000:

Broker

Yes No Abstain Non-votes

21,399,493 555,968 71,124 0

(3) On the proposal To approve an Amended and Restated Certificate of Incorporation to incorporate revisions to the terms of our Series C Convertible Preferred Stock and to consolidate our charter into a single instrument:

Broker

Yes No Abstain Non-votes

21,528,535 374,478 123,572 0

(d) Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to Section 906 of the Public Company Accounting Reform

and Investor Act of 2002

(b) Reports on Form 8-K

On August 13, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K related to the Company's appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company's auditors for the fiscal year ended March 31, 2004.

On August 18, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K related to the Company's announcement of the date and time of its quarterly financial update conference call.

On August 20, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K related to the Company's announcement of its financial results for the quarter ended June 30, 2003.

On August 21, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K related to the Company's letter to it stockholders regarding the financial results for the quarter ended June 30, 2003 and an update on the Company's status.

On September 24, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K related to the Company's second closing of the private placement of Series D Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

LIFEPOINT, INC.

(Registrant)

Date: November 13, 2003 By /s/ Linda H. Masterson

Linda H. Masterson

Chief Executive Officer

By /s/ Donald W. Rutherford

Donald W. Rutherford

Chief Financial Officer

EXHIBIT INDEX

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to Section 906 of the Public Company Accounting Reform

and Investor Act of 2002

Exhibit 31

Certification of Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Linda H. Masterson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of LifePoint, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 13, 2003

/s/ Linda H. Masterson

Linda H. Masterson
Chief Executive Officer

Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Donald W. Rutherford, certify that:

1. I have reviewed this quarterly report on Form 10-Q of LifePoint, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 13, 2003

/s/ Donald W. Rutherford

Donald W. Rutherford
Chief Financial Officer

Exhibit 32

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.Section 1350, as adopted), Linda H. Masterson, Chief Executive Officer of LifePoint, Inc. (the "Company"), and Donald W. Rutherford, Chief Financial Officer of the Company, each hereby certify that, to the best of their knowledge:

  The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, to which this Certification is attached as Exhibit 32 (the "Periodic Report") fully complies with the requirements of section 13(a) or section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and
  The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

In Witness Whereof, the undersigned have set their hands hereto as of the 13th, day of November, 2003.

/s/ Linda H. Masterson

Linda H. Masterson

Chief Executive Officer

/s/ Donald W. Rutherford

Donald W. Rutherford

Chief Financial Officer