Form 10-Q
period 2003-12-31
LIFEPOINT INC
filed 2004-02-12
CIK 910523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     DECEMBER 31, 2003
                  ----------------------------------------------------

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

[ ] Yes            [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of February 11, 2004 there were 51,401,538 shares of the registrant's Common Stock, $.001 par value outstanding.

                                                          2003 - LIFEPOINT, INC.
                                         For The Quarter Ended December 31, 2003


INDEX TO FINANCIAL STATEMENTS
-----------------------------

PART I -  FINANCIAL INFORMATION

     o    ITEM 1 - FINANCIAL STATEMENTS......................................  3

     o    BALANCE SHEETS AT DECEMBER 31, 2003 (UNAUDITED) AND
               MARCH 31, 2003................................................  3

     o    STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
               DECEMBER 31, 2003 AND 2002 (UNAUDITED)........................  4

     o    STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
               DECEMBER 31, 2003 AND 2002 (UNAUDITED)........................  5

     o    NOTES TO FINANCIAL STATEMENTS......................................  6

     o    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS........................... 18

     o    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
               RISK.......................................................... 29

     o    ITEM 4 - CONTROLS AND PROCEDURES................................... 29

PART II -  OTHER INFORMATION

     o    ITEM 1 - LEGAL PROCEEDINGS......................................... 31

     o    ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS.................. 31

     o    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES........................... 31

     o    ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 31

     o    ITEM 5- OTHER INFORMATION.......................................... 32

     o    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.......................... 32


                                                PART I
                                         FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                            LIFEPOINT, INC.
                                            BALANCE SHEETS
                                                                        DECEMBER 31,      MARCH 31,
                                                                            2003            2003
                                                                        -------------   -------------
ASSETS                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                                             $  3,871,902    $     75,588
  Inventory, net of allowance for excess inventory of $1,097,000 and       2,420,898       2,376,583
     $1,097,000 at December 31, 2003 and March 31, 2003, respectively
  Prepaid expenses and other current assets                                  417,199         337,343
                                                                        -------------   -------------
          Total current assets                                             6,709,999       2,789,514
Property and equipment, net                                                1,928,932       2,428,141
Patents and other assets, net                                                751,797         690,555
                                                                        -------------   -------------
Total assets                                                            $  9,390,728    $  5,908,210
                                                                        =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  1,379,053    $  2,871,963
  Accrued expenses                                                           362,658         683,439
  Notes payable                                                              187,848         388,859
  Capital lease, short-term                                                   81,654         412,606
                                                                        -------------   -------------
          Total current liabilities                                        2,011,213       4,356,867
Notes payable, long-term                                                     116,888              --
Convertible debt, net of discount                                                 --       1,620,250
                                                                        -------------   -------------
Total liabilities                                                          2,128,101       5,977,117
Commitments and contingencies (Note 6)
Stockholders' equity (deficit):
  Preferred Stock, Series C 10% Cumulative Convertible,
    $.001 par value, 600,000 shares authorized, 378,134 and 389,791
    outstanding at December 31, 2003 and March 31, 2003, respectively            378             390
  Preferred Stock, Series D 6% Cumulative Convertible,
    $.001 par value, 15,000 shares authorized, 11,351 and none
    outstanding at December 31, 2003 and March 31, 2003, respectively             12              --
  Common stock, $.001 par value; 350,000,000 shares authorized,
    44,862,925 and 37,226,378 shares issued and outstanding
    at December 31, 2003 and March 31, 2003, respectively                     44,862          37,226
  Additional paid-in capital                                              76,357,253      57,966,015
  Dividends payable in common stock                                          880,832              --
  Notes receivable-key employee                                              (15,000)        (15,000)
  Accumulated deficit                                                    (70,005,710)    (58,057,538)
                                                                        -------------   -------------
           Total stockholders' equity (deficit)                            7,262,627         (68,907)
                                                                        -------------   -------------
Total liabilities and stockholders' equity (deficit)                    $  9,390,728    $  5,908,210
                                                                        =============   =============


               The accompanying notes are an integral part of the financial statements.

                                                  3


                                               LIFEPOINT, INC.
                                           STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)
                                                           FOR THE                       FOR THE
                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          DECEMBER 31                   DECEMBER 31
                                                -----------------------------   -----------------------------
                                                     2003           2002            2003             2002
                                                -------------   -------------   -------------   -------------
Revenues                                        $         --    $     (1,240)   $    (18,500)   $    163,095

Costs and expenses:

  Cost of goods sold                                      --         238,433              --       1,270,428
  Research and development                         1,032,061       1,431,415       2,556,230       5,456,899
  Selling expenses                                   173,489         533,022         419,967       1,654,674
  General and administrative expenses                587,387         644,066       1,628,735       1,798,477
                                                -------------   -------------   -------------   -------------

    Total costs and expenses from operations       1,792,937       2,846,936       4,604,932      10,180,478
                                                -------------   -------------   -------------   -------------
Loss from operations                              (1,792,937)     (2,848,176)     (4,623,432)    (10,017,383)

Interest income                                          590          (4,031)         16,656         (21,355)
Interest expense                                          --         (51,750)       (323,140)        (51,750)
Discount on settlement of trade payables               3,558              --         727,171              --
                                                -------------   -------------   -------------   -------------

   Total other income (expense)                        4,148         (55,781)        420,687         (73,105)
                                                -------------   -------------   -------------   -------------

Net loss                                          (1,788,789)     (2,903,957)     (4,202,745)    (10,090,488)

Less registration effectiveness fee                       --              --              --         413,615
Less preferred dividends                             524,531         343,867       7,745,427       1,033,468
                                                -------------   -------------   -------------   -------------

Loss applicable to common stockholders          $ (2,313,320)   $ (3,247,824)   $(11,948,172)   $(11,537,571)
                                                =============   =============   =============   =============

Loss applicable to common stockholders
  per common share:
  Weighted average common shares
    outstanding - basic and assuming dilution     42,122,394      35,827,164      39,135,182      35,604,319
                                                =============   =============   =============   =============
Net loss per share applicable to
    common stockholders                         $      (0.05)   $      (0.08)   $      (0.31)   $      (0.32)
                                                =============   =============   =============   =============


                   The accompanying notes are an integral part of the financial statements.

                                                      4


                                              LIFEPOINT, INC.
                                          STATEMENTS OF CASH FLOWS
                                                (unaudited)

                                                                              Nine Months Ended December 31,
                                                                              -----------------------------
                                                                                  2003             2002
                                                                              -------------   -------------
OPERATING ACTIVITIES
Net loss                                                                      $ (4,202,745)   $(10,090,488)
Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization                                                  532,545         483,019
    Loan fees on note payable                                                      416,633              --
    Amortization of debt discount                                                  166,000          51,750
    Provision for doubtful accounts                                                     --          70,000
    Provision for excess inventory                                                      --         699,812
    Changes in operating assets and liabilities:
        Accounts receivable                                                             --        (141,607)
        Inventories                                                                (44,315)     (4,706,178)
        Prepaid expenses and other current assets                                  (79,856)        (47,877)
        Other assets                                                               (88,602)       (405,613)
        Accounts payable                                                        (1,336,653)      1,303,084
        Accrued expenses                                                           779,492        (172,816)
                                                                              -------------   -------------
Net cash used by operating activities                                           (3,857,501)    (12,956,914)

INVESTING ACTIVITIES
Purchases of property and equipment                                                 (5,976)       (547,718)
                                                                              -------------   -------------
Net cash used by investing activities                                               (5,976)       (547,718)

FINANCING ACTIVITIES
Sales of common stock                                                                   --      10,200,000
Expenses of common stock offering                                                       --        (780,112)
Sales of preferred stock                                                         7,777,993              --
Expenses of preferred stock offering                                              (608,326)             --
Exercise of stock options                                                               --          25,834
Exercise of warrants                                                               144,991         180,510
Proceeds from convertible debt                                                          --       2,500,000
Proceeds from note payable                                                         690,000              --
Interest received on notes receivable by officers                                       --         (27,778)
Payments on notes payable                                                          (13,915)             --
Payments on capital leases                                                        (330,952)       (351,906)
                                                                              -------------   -------------
Net cash provided by financing activities                                        7,659,791      11,746,548
                                                                              -------------   -------------
Increase/(decrease) in cash and cash equivalents                                 3,796,314      (1,758,084)

Cash and cash equivalents at beginning of period                                    75,588       2,985,364
                                                                              -------------   -------------
Cash and cash equivalents at end of period                                    $  3,871,902    $  1,227,280
                                                                              =============   =============
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION:
Cash paid for interest                                                        $    157,150    $     89,304
                                                                              =============   =============
NONCASH FINANCING ACTIVITIES:

    Conversion of accounts payable to long-term note                          $    255,695    $         --
                                                                              =============   =============
    Value of common stock issued as dividends on preferred stock              $  1,006,370    $  1,033,468
                                                                              =============   =============
    Value of common stock surrendered as payment on note
       receivable-key employee                                                                $    925,278
                                                                              =============   =============
    Value of common stock as payment of registration effectiveness fees       $         --    $    780,696
                                                                              =============   =============


                  The accompanying notes are an integral part of the financial statements.

                                                     5

                                 LIFEPOINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

ORGANIZATION AND BUSINESS

         LifePoint, Inc. ("LifePoint" or the "Company") developed and manufactures and markets the IMPACT(R) TEST SYSTEM - a rapid diagnostic testing and screening device for use in the workplace, home health care, ambulances, pharmacies and law enforcement. LifePoint was incorporated on October 8, 1992 under the laws of the State of Delaware as a wholly-owned subsidiary of Substance Abuse Technologies, Inc. ("SAT"). On October 29, 1997, SAT sold its controlling stockholder interest in the Company and, on February 25, 1998, the Company's name was changed to "LifePoint, Inc."

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

OTHER RECEIVABLES

         Other receivables represent a full recourse note issued to the Company by a member of management who is not an officer. The note outstanding at December 31, 2003 is secured by shares of Company common stock held by such member of management, bears interest at 8.25% and is due and payable by March 31, 2004. At December 31, 2003 and March 31, 2003, other receivables, included in the prepaid and other current assets in the accompanying balance sheets, totaled $96,465 and $91,824, respectively.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets that range from 5 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred whereas major betterments and renewals are capitalized. Property and equipment under capital leases are included with property and equipment and amortization of these assets are included in depreciation expense. Depreciation expense for the years ended March 31, 2003, 2002 and 2001 was approximately $622,907, $516,021 and $251,196, respectively.
Depreciation expense for the nine months ended December 31, 2003 and 2002 was $532,545 and $483,019, respectively.

PATENTS

         The cost of patents is being amortized over their expected useful lives, which is generally 17 years. At December 31, 2003 accumulated amortization of patents was approximately $64,688. At March 31, 2003, 2002 and 2001, accumulated amortization of patents was approximately $37,000, $22,000 and $17,000, respectively. No additional patent costs were incurred during the quarter ended December 31, 2003. For the years ended March 31, 2003, 2002, and 2001 additional patent costs were approximately $61,000, $160,000 and $37,000, respectively.

IMPAIRMENT OF LONG LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2003.

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

DIVIDENDS

         During the quarter ended December 31, 2003, the Company accrued dividend expense of $524,531 on its preferred stock; $346,972 on its Series C, and $177,659 on its Series D, to be paid in common stock. Additionally, the Company has accrued dividends for this period and prior quarter to be paid with 1,660,573 shares of its common stock. In addition, during the quarter ended September 30, 2003, the Company sold 13,007 shares of the Series D preferred stock for net cash proceeds of $8,058,316, and conversion of $4.2 million in secured debt. At the time the issuance of Series D preferred stock was negotiated, the conversion price was set at the fair market value of the common stock; however, at the time of issuance, the conversion price of the Series D preferred stock was less than the fair market value of the common stock. Since the Series D preferred stock was convertible immediately, the Company recorded as dividend expense a beneficial conversion feature upon issuance of $6,501,649.

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

         Pro forma information regarding net income is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the "Black-Scholes" option pricing model with the following weighted-average assumptions for the years ended March 31, 2003, 2002 and 2001: risk-free interest rates ranging from 3% to 6%; dividend yield of 0%; volatility ranging from 60% to 150%; and a weighted-average expected life of the options of ten years.

         For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's adjusted pro forma information is as follows:

                                                    Years ended March 31,
                                             2003            2002            2001
                                         -------------   -------------   -------------
Loss applicable to common stockholders   $(18,418,601)   $(13,592,801)   $ (7,162,529)
Stock-based employee compensation
   expense determined under fair value
   presentation for all options            (1,777,179)     (1,547,995)     (1,003,238)
                                         -------------   -------------   -------------

Pro forma net loss                       $(20,195,780)   $(15,140,796)   $ (8,165,767)
                                         =============   =============   =============

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

INCOME TAXES

         LifePoint accounts for income taxes under SFAS No. 109, "ACCOUNTING FOR INCOME TAXES". In accordance with SFAS No. 109, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax asset will be realized.

NOTES RECEIVABLE - KEY EMPLOYEE

         Key employee notes receivable represent full recourse notes issued to the Company by a member of management, who is not an officer, in exchange for shares of the Company's common stock. The sole note outstanding at December 31, 2003 is secured by shares of Company common stock held by such member of management, bears interest at 9% and is due and payable by September 14, 2006. At December 31, 2003 and March 31, 2003, key employee notes receivable totaled $15,000, and is included as a contra-equity item in the accompanying Statements of Stockholders' Deficit. Due to the recent changes enacted under The Sarbanes-Oxley Act of 2002, the Company will accept no further notes in favor of the Company from executive officers covered by the Sarbanes-Oxley Act.

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

2.  INVENTORY

         Inventory is summarized as follows:

                                                     December 31,    March 31,
                                                        2003           2003
                                                     -----------    -----------

           Raw Materials                             $2,254,794     $2,210,479
           Work in process                            1,262,675      1,262,675
                                                     -----------    -----------
                                                      3,517,469      3,473,154
           Less:  inventory reserve                   1,096,571      1,096,571
                                                     -----------    -----------
                                                     $2,420,898     $2,376,583
                                                     ===========    ===========

3.  PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                              Estimated          December 31,    March 31,
                                              Useful Lives           2003           2003
                                                                 ------------   ------------
           Furniture and Fixtures             3 - 7 years        $ 2,906,819    $ 2,891,723
           Test Equipment                     5 - 7 years            425,768        425,768
           Leasehold Improvements             3 - 5 years          1,372,966      1,372,966
                                                                 ------------   ------------
                                                                   4,705,553      4,690,457
           Less:  Accumulated Depreciation                         2,776,621      2,262,316
                                                                 ------------   ------------
                                                                 $ 1,928,932    $ 2,428,141
                                                                 ============   ============

Depreciation expense for the quarters ended December 31, 2003 and 2002 was $180,555, and $179,331, respectively.

4.  DEBT

         On November 12, 2002, the Company entered into a convertible loan agreement with a current investor to provide additional working capital. The maximum loan commitment was $10.0 million, which was to have been drawn as needed over the 30-month life of the agreement, subject to certain limitations. The $10.0 million maximum commitment consisted of $2.5 million initially available and a $7.5 million balance that was to have been available following due diligence review by the lender. The lender notified the Company on January 29, 2003 that they were exercising their right not to extend the $7.5 million additional funding.

         The $2.5 million commitment was advanced to the Company in November 2002 and bore interest at sixteen percent (16%) of which six percent (6%) was due in cash on a quarterly basis and ten percent (10%) due in cash at maturity. On September 23, 2003, concurrent with the second closing of the Company's private placement of Series D Preferred Stock, the convertible loan principal and accrued interest totaling $2,711,507 was converted into 2,712 shares of Series D Preferred Stock. Prior to the conversion, the Company issued to the lender a warrant with an exercise price of $3.00 per share and a term of five years to purchase up to 1.5 million shares of common stock. The loan was collateralized by the assets of the Company. The estimated fair value of the warrants of $1,035,000 was recorded as debt discount and was based on the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 4.5%; and a term of five years. During the year ended March 31, 2003, the Company recorded $155,250 to interest expense as amortization of debt discount. In addition to the collateralized interest, the agreement called for achievement of certain revenue and expense based milestones by the Company starting at March 31, 2003 and continuing on a quarterly basis thereafter. Failure to achieve these milestones resulted in the issuance of additional five year warrants to purchase 25,000 shares of common stock also with an exercise price of $3.00 per share. The warrants were valued at $8,000 based upon the Black-Scholes valuation model with the following assumptions: dividend yield of 0.0%; expected volatility of 121%; risk free interest rate of 3.0% and an expected life of 5 years.

         On February 19, 2003, the Company entered into a Note and Warrant Purchase Agreement with a current investor to provide additional working capital. The Company borrowed approximately $1,100,000 under the agreement. On September 23, 2003, concurrent with the second closing of the Series D Preferred Stock financing, the loan principal, accrued interest and fees totaling $1,544,782 was converted into 1,544 shares of Series D Preferred Stock. Borrowings under the loan bore interest at 3% per annum. Prior to the conversion, the Company issued the lender a warrant with an exercise price of $3.00 per share and a term of five years to purchase 1,120,000 shares of common stock. The estimated fair value of the warrants of $286,000 was recorded as debt discount and was based on the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 121%; risk-free interest rate of 3.0%; and a term of five years. During the year ended March 31, 2003, the Company recorded $45,758 to interest expense as amortization of debt discount.

         On December 30, 2002 the Company entered into a Promissory Note with a vendor for services rendered to the Company amounting to $162,394. No interest is due under the terms of the note which is payable through the period ending January 31, 2005. At December 31, 2003, $118,479 is outstanding under the note. The note is recorded as a long-term note payable in the balance sheet. In addition, during the period ending September 30, 2003, the Company reached agreement with a number of its vendors to extend payment terms on outstanding accounts payable resulting in an additional $255,695 in long-term notes payable.

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

SERIES C PREFERRED STOCK

         On the last date of each of the Company's fiscal quarters, commencing December 31, 2001, in which shares of the Series C Preferred Stock are outstanding, the Company is required to redeem all accrued and unpaid dividends as of such date. Dividends are paid at 10% per year through June 30, 2004 and 5% per year thereafter. The Company currently elects to pay the dividend by the issuance of shares of common stock to each holder of the Series C Preferred Stock. The number of shares of common stock issued is calculated by dividing the aggregate amount of dividend then due on the shares of the Series C Preferred Stock by the market price of the common stock on such date. Market price is calculated as the average closing sales price for the twenty trading days preceding the close of the quarter. For the quarter ended June 30, 2003, the Company accrued dividends totaling $336,396 to be paid through the issuance of 800,942 shares of common stock. For the quarter ended December 31, 2003, the Company accrued dividends totaling $667,167, to be paid through the issuance of 1,635,693 shares of common stock.

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

         During the quarter ended December 31, 2003, holders of 11,657 shares of Series C preferred stock converted their shares into 760,004 shares of the Company's common stock.

         As of December 31, 2003, there were 378,134 shares of the Series C Preferred Stock and corresponding warrants to purchase an aggregate of 4,597,000 shares of the common stock outstanding. During the year ended March 31, 2003, three holders converted 4,125 shares of the Series C Preferred Stock into 48,139 shares of common stock.

SERIES D PREFERRED STOCK

         On September 22, 2003, the Company closed a $13 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase Common Stock ("Warrants"). On July 14, 2003, at the first closing (the "First Closing") of the private placement, the Company issued 2,218 shares of Series D Preferred Stock convertible into 7,392,594 shares of Common Stock of the Company and Warrants to purchase 14,785,188 shares of Common Stock of the Company to various investors (the "Investors"). On September 22, 2003, at the second closing (the "Second Closing") of the private placement, the Company issued an additional 6,533 shares of Series D Preferred Stock convertible into 21,774,489 shares of Common Stock of the Company and Warrants to purchase 43,548,978 shares of Common Stock of the Company to the Investors. Additionally, at the Second Closing, the holders of the Company's secured indebtedness converted their secured indebtedness into 4,256 shares of Series D Preferred Stock convertible into 14,185,248 shares of Common Stock of the Company and Warrants to purchase 28,370,496 shares of Common Stock of the Company.

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

         The Company is required to redeem any shares of Series D Preferred Stock that remain outstanding on the third anniversary of the closing, at its option, in either (i) cash equal to the face amount of the Series D Preferred Stock plus the amount of accrued dividends, or (ii) subject to certain conditions being met, shares of Common Stock equal to the lesser of the then applicable conversion price or 90% of the 90-day volume weighted average price of the Common Stock ending on the date prior to such third anniversary. As the redemption is not required to be paid in cash, the Company has not recorded the preferred stock as a liability in the accompanying balance sheet.

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

         The purchasers of the Series D Preferred Stock also received Warrants exercisable for an aggregate of 91,543,345 shares of Common Stock (including a warrant exercisable for 4,838,683 shares of Common Stock issued to the placement agent for the offering, Roth Capital Partners) at an initial exercise price of $0.50 per share, subject to certain non-price based anti-dilution adjustments. If the Warrants are exercised within 12 months of the closing, however, the exercise price will be $0.30 per share, subject to certain non-price based anti-dilution adjustments. The Warrants issued at the First Closing expire on July 13, 2008 and the Warrants issued at the Second Closing expired on September 21, 2003.

         During the quarter ended September 30, 2003, the Company sold 13,007 shares of the Series D preferred stock for net cash proceeds of $8,058,316 and conversion of $4.2 million in secured debt. At the time of issuance, the conversion price of the preferred stock was less than the fair market value of the common stock. Since the Series D was convertible immediately, the Company recorded as dividend expense a beneficial conversion feature upon issuance of $6,501,649.

         The Company has accrued cumulative dividends in the amount of $880,832 for the quarter ended, which represents all unpaid dividends in arrears through December 31, 2003.

         During the quarter ended December 31, 2003, holders of 1,656 shares of the Series D preferred stock converted their preferred stock into 5,519,448 shares of common stock. Related to the conversion, the Company issued 77,968 shares of common stock as dividend shares. The dividend shares amounted to $24,742 and has been recorded on the Company's Statement of Operations.

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

STOCK OPTION/STOCK ISSUANCE PLAN

         On August 14, 1997, the Board of Directors adopted, subject to stockholder approval, the Company's 1997 Stock Option Plan (the "1997 Option Plan") providing for the granting of options to purchase up to 1,000,000 shares of Common Stock to employees (including officers) and persons who also serve as directors and consultants of the Company. On June 5, 1998, the Board increased the number of shares subject to the 1997 Option Plan to 2,000,000, again subject to stockholder approval. Stockholder approval was obtained on August 13, 1998. The options may either be incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") to be granted to employees or nonqualified stock options to be granted to employees, directors or consultants. On August 25, 2000, the stockholders approved the Company's 2000 Stock Option Plan that would permit the granting of options to purchase an aggregate of 2,000,000 shares of the Common Stock on terms substantially similar to those of the 1997 Option Plan. On January 14, 2004, the stockholders approved the Company's 2003 Stock Option Plan that would permit the granting of options to purchase an aggregate of 10,000,000 shares of the Common Stock on terms substantially similar to those of the 1997 Option Plan.

         As of December 31, 2003, options to purchase an aggregate of 2,274,146 shares of the Common Stock granted to employees including officers, directors and consultants were outstanding. As of such date, options to purchase an aggregate of 776,749 shares of the Common Stock had been exercised and options to purchase an aggregate of 722,465 shares of the Common Stock were then exercisable. Options granted to date under the 1997 Option Plan and 2000 Option Plan have generally become exercisable as to one-quarter of the shares subject thereto on the first anniversary date of the date of grant and as to 1/36th of the remaining shares on such calendar day each month thereafter for a period of 36 months. Certain options will become exercisable upon the achievement of certain goals related to corporate performance and not that of the optionee. The exercise price per share for incentive stock options under the Code may not be less than 100% of the fair market value per share of the Common Stock on the date of grant. For nonqualified stock options, the exercise price per share may not be less than 85% of such fair market value. No option may have a term in excess of ten years.

         During the quarter ended December 31, 2003, holders of warrants to purchase 483,307 shares of common stock exercised their purchase rights. Accordingly, the Company has recorded proceeds of $144,991 for the exercise of these warrants.

         If all of the common stock purchase warrants that were outstanding on December 31, 2003 (106,759,620 shares) were subsequently exercised in cash, the Company would realize $79,211,591 in gross proceeds. If all of the options outstanding on December 31, 2003 pursuant to the Company's 1997 Option Plan and 2000 Option Plan to purchase an aggregate of 2,274,146 shares were subsequently exercised, the Company would realize $5,846,460 in gross proceeds. However, there can be no certainty as to when and if any of these securities may be exercised, especially as to the options, which were not all currently exercisable as of December 31, 2003. Accordingly, management believes that the Company cannot rely on these exercises as a source of financing.

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

         On August 28, 2000, the Company entered into a lease financing agreement with Finova Capital Corporation ("Finova") of Scottsdale, Arizona, whereby Finova agreed to provide LifePoint with up to a $3,000,000 lease line for the purchase of equipment including up to $500,000 of leasehold improvements. At March 31, 2003 and 2002, $1,249,930 had been drawn against the line. Each closing schedule has been financed for 36 months at a rate equal to the then current three-year U.S. Treasury Note. At the end of each schedule, LifePoint will have the option to purchase all (but not less than all) of the equipment at 15% of the original equipment cost. As of December 31, 2003, the Company was ten months in arrears on its lease of its capital equipment, or $456,898.

         The Company leases certain equipment under noncancelable lease arrangements. These capital leases expire on various dates through 2004 and may be renewed for up to 12 months. Furniture, fixtures and equipment includes assets acquired under capital leases of $1,223,000 and $1,249,000 as of December 31, 2003 and 2002, respectively. Accumulated depreciation for assets under capital lease was $666,700, and $529,800 at December 31, 2003, and 2002, respectively. Amortization of assets under capital lease is included with depreciation expense. See Note 3 - Property and Equipment.

SIGNIFICANT CONTRACTS

         Since October 1997, the Company has been the exclusive licensee from the United States Navy (the "USN") to use the USN's flow immunosensor technology to test for drugs of abuse and anabolic steroids in urine samples. Prior, the Company was a sublicensee for the same technology under a license granted by the USN to the then parent of the Company. The license agreement (the "License Agreement") expires February 23, 2010, when the USN patent expires, including any reissues, continuation or division thereof.

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

         The three-year term of the agreement did not begin until general marketing of the Company's IMPACT Test System began on February 26, 2002. CMI will benefit from volume discounts and, therefore, the Company's margins on products purchased by CMI may decrease over the term of the contract. In addition, CMI has guaranteed pricing on the instruments, which may result in much lower margins once the Company transfers the instrument production to an outside vendor. The agreement with CMI is automatically renewable unless CMI or the Company gives notice to the other 180 days prior to the end of the initial term.

         On November 25, 2003, CMI notified LifePoint that they were terminating their distribution agreement with LifePoint. LifePoint believes that this notification is not valid under the terms of the agreement and on December 30, 2003, LifePoint demanded a break-up fee from CMI for their desired early termination of this agreement with LifePoint.


7.  LEGAL MATTERS

         Finova Capital instituted an action on December 10, 2003 in an Arizona Superior Court against the Company. The plaintiff seeks damages aggregating $350,000 for the non-payment of their lease financing agreement. While the outcome of these proceedings cannot be predicted with certainty, the Company's management does not believe that any of the proceedings will have a material adverse effect on the operations or financial position of the Company.


8.  SUBSEQUENT EVENTS

         On January 1, 2004, Dr. Tom Foley resigned as Sr. Vice President of Research and Development and as an officer of LifePoint. Since the development of the IMPACT Test System is complete and the product transferred to manufacturing, Dr. Foley was able to semi-retire; he will continue to support the Company as a consultant on a part-time basis.

         On January 14, 2004, the board of directors approved the issuance of a stock grant of 53,890 shares of Common Stock to a vendor that had agreed to accept equity in lieu of cash to retire a debt of $26,945.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

            As of December 31, 2003, the Company had an accumulated deficit of $70,005,710. The Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company has recently initiated manufacturing and shipment of its product to beta sites. There can be no assurance as to when the Company will achieve profitability, if at all. The Company's revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors that may affect operating results include: a) the length of time to close product sales; b) customer budget cycles; c) the implementation of cost reduction measures; d) the timing of required approvals from government agencies, such as the Food and Drug Administration; and e) the timing of new product introductions by the Company and its competitors.

         Prior to December 2001, the Company was a development stage company and had not produced any revenues. The Company has been dependent on the net proceeds derived from seven private placements pursuant to Regulation D under the Securities Act of 1933 to fund its operations.

         On September 22, 2003, the Company closed a $13 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase Common Stock ("Warrants"). On July 14, 2003, at the first closing (the "First Closing") of the private placement, the Company issued 2,218 shares of Series D Preferred Stock convertible into 7,392,594 shares of Common Stock of the Company and Warrants to purchase 14,785,188 shares of Common Stock of the Company to various investors (the "Investors"). On September 22, 2003, at the second closing (the "Second Closing") of the private placement, the Company issued an additional 6,533 shares of Series D Preferred Stock convertible into 21,774,489 shares of Common Stock of the Company and Warrants to purchase 43,548,978 shares of Common Stock of the Company to the Investors. Additionally, at the Second Closing, the holders of the Company's secured indebtedness converted their secured indebtedness into 4,256 shares of Series D Preferred Stock convertible into 14,185,248 shares of Common Stock of the Company and Warrants to purchase 28,370,496 shares of Common Stock of the Company.

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

         The purchasers of the Series D Preferred Stock also received Warrants exercisable for an aggregate of 91,543,345 shares of Common Stock (including a warrant exercisable for 4,838,683 shares of Common Stock issued to the placement agent for the offering, Roth Capital Partners) at an initial exercise price of $0.50 per share, subject to certain non-price based anti-dilution adjustments. If the Warrants are exercised within 12 months of the closing, however, the exercise price will be $0.30 per share, subject to certain non-price based anti-dilution adjustments. The Warrants issued at the First Closing expire on July 13, 2008 and the Warrants issued at the Second Closing expired on September 21, 2003.

         At the time the issuance of Series D preferred stock was negotiated, the conversion price was set at the fair market value of the common stock; however, at the time of issuance, the conversion price of the Series D preferred stock was less than the fair market value of the common stock. Since the Series D preferred stock was convertible immediately, the Company recorded as dividend expense a beneficial conversion feature upon issuance of $6,501,649.

         The Company is utilizing distributors and/or partners for sales and service of its products in the international markets. The distributors the Company has elected to work with have knowledge of their respective markets and local rules and regulations. The Company has entered into, or expects to enter into, distribution agreements with distributors in Europe and Asia. There can be no assurance as to when or if such distribution agreements will be completed.

         The Company has filed 510(k) submissions to the Food and Drug Administration (the "FDA") for the IMPACT Test System and the NIDA-5 drugs of abuse in the fall of 2002. Although the applications were delayed because the Company could not provide additional data requested by FDA on a timely basis, principally due to a lack of funding and personnel, the Company responded to the FDA in December 2003. There can be no assurance as to when or if the FDA will grant clearance on these products.

         On March 6, 2000 and June 16, 2000, the Compensation Committee authorized that executive officers and senior staff designated as significant employees, who are optionees under the LifePoint, Inc. 1997 Stock Option Plan and the 2000 Option Plan, respectively, or who hold common stock purchase warrants may exercise an option or a warrant by delivering a promissory note (the "Note") to the order of the Company. On December 15, 2000, the Board of Directors authorized that an executive officer who executed a note in payment of the exercise price for an option or warrant could, at his or her election, surrender to the Company shares of common stock to pay off such note. The number of shares surrendered was determined by taking the total principal on a note plus all accrued interest and dividing it by the fair market value on the date of surrender. On December 2, 2002, Linda H. Masterson, Chief Executive Officer, surrendered 424,586 shares of common stock to payoff notes totaling $897,500 in principal and $36,588 in interest due to the Company. Ms. Masterson has no further notes due to the Company. As of December 31, 2003, a single note for $15,000 was outstanding with a due date of September 14, 2006 and bearing interest at the rate of 9%. A detailed list of the notes due from officers and senior staff as of March 31, 2002 may be found in "Item 13, Certain Relationships and Related Transactions" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. All other notes previously issued have been fully repaid, including interest payments. Due to the recent changes enacted under The Sarbanes-Oxley Act of 2002, the Company will accept no further notes in favor of the Company from executive officers covered by the Sarbanes-Oxley Act.

OPERATING CASH FLOWS

         Net cash used by the Company in operations for the nine months ended December 31, 2003 amounted to $3,857,501 as compared to $12,956,914 for the same period ended December 31, 2002, a decrease of $9,099,413. This was due to decreased staffing and limited operating expenses in the first nine months of fiscal year 2004. The Company has also paid down outstanding payables by $1,336,653 during the nine months ended December 31, 2003.

INVESTING CASH FLOWS

         During the nine months ended December 31, 2003, net cash used by investing activities was $5,976 compared to $547,718 for the same period ended December 31, 2002. The $541,742 decrease in cash used in the first nine months of fiscal 2004 over the same period in fiscal 2003 is a result of the limited operating resources available to the Company as it completed its Series D preferred stock financing.

FINANCING CASH FLOWS

         Net cash provided by financing activities amounted to $7,659,791 for the nine months ended December 31, 2003 compared to $11,746,548 for the same period ended December 31, 2002. The net cash provided by financing activities for the nine months ended December 31, 2003 was principally from the $7,777,993 in net proceeds from the Series D preferred stock financing. The net cash provided by financing activities for the same period in fiscal 2003 was principally from the $10,200,000 in gross proceeds from the Company's private placement of common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 VS. DECEMBER 31, 2002

         The Company recognized no revenues during the quarter ended December 31, 2003, as compared to a credit for returns to revenues of $1,240 during the quarter ended December 31, 2002. The Company recognized no cost of sales during the quarter ended December 31, 2003 and $238,433 as cost of sales during the period ended December 31, 2002. During the quarter ended December 31, 2003, the Company spent $1,032,061 on research and development, including manufacturing costs, $587,387 on general and administrative expenses and an additional $173,489 on selling expenses, as compared with $1,431,415, $644,066 and $533,022, respectively, during the quarter ended December 31, 2002. The decrease of $399,354, or 28%, in research and development expenditures, the decrease of $56,679, or 9%, in general and administrative expenses, and the decrease of $359,533, or 67%, in selling expenses during the quarter ended December 31, 2003 was primarily related to the Company's reduction of operating expenses and payroll due to its lack of capital funding beginning in January 2003. There was no interest expense for the quarter ended December 31, 2003 and interest income was $590, as compared to $51,750 and $(4,031), respectively, during the quarter ended December 31, 2002. In addition, the Company recognized a gain on the settlement of trade payables of $3,558 for the quarter ended December 31, 2003.

NINE MONTHS ENDED DECEMBER 31, 2003 VS. DECEMBER 31, 2002

         On January 29, 2003, the Company lost critical funding and the ability to draw on a $7.5 million previously available under a debt facility. (See "Note 4 - Debt" for a full discussion of these events). As a result the Company was forced to reduce operating expenses and headcount during the nine months ended December 31, 2003. The Company recognized a credit of $18,500 for instruments returned from one customer during the nine months ended December 31, 2003, as compared to $163,095 in revenues for the sales of IMPACT Test Systems and Saliva Test Modules during the nine months ended December 31, 2002. The Company recognized no cost of sales during the nine months ended December 31, 2003 and $1,270,428 as cost of sales during the nine months ended December 31, 2002. During the nine months ended December 31, 2003, the Company spent $2,556,230 on research and development, including manufacturing, $1,628,735 on general and administrative expenses and an additional $419,967 on selling expenses, as compared with $5,456,899, $1,798,477 and $1,654,674, respectively, during the nine months ended December 31, 2002. The decrease of $2,900,669, or 53%, in research and development expenditures, the decrease of $169,742, or 9%, in general and administrative expenses, and the decrease of $1,234,707, or 75%, in selling expenses during the nine months ended December 31, 2003 is primarily related to the Company's reduction of operating expenses and payroll due to its lack of capital funding beginning in January 2003. Additionally, during the nine months ended December 31, 2003, the Company recognized a favorable adjustment of $272,500 against general and administrative expenses resulting in the settlement of the Global lawsuit. Interest expense during the nine months ended December 31, 2003 was $323,140 and interest income was $16,656, as compared to $51,750 and $(21,355), respectively, during the nine months ended December 31, 2002. In addition, the Company recognized a gain on the settlement of trade payables of $727,171 for the nine months ended December 31, 2003.

FORWARD-LOOKING STATEMENTS

         Some of the information in this Report may contain forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward looking" information. When considering forward-looking statements, a stockholder or potential investor in LifePoint should keep in mind the risk factors and other cautionary statements listed below and in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. Forward-looking statements could involve known and unknown risks, uncertainties and other factors that might materially alter the actual results suggested by the statements. In other words, although forward-looking statements may help to provide complete information about future prospects, the Company's performance may be quite different from what the forward-looking statements imply. The forward-looking statements are made as of the date of this Report and LifePoint undertakes no duty to update these statements.

INFLATION

The Company believes that inflation has not had a material effect on its results of operations.

CRITICAL ACCOUNTING POLICIES

         The Company's accounting policies are more fully described in the accompanying financial statements in Note 1 of Notes to the Financial Statements. As disclosed therein, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

THE FOLLOWING RISK FACTORS RELATE TO OUR OPERATIONS:

WE MAY NEED TO RAISE ADDITIONAL MONEY IN THE FUTURE AND THERE IS NO GUARANTEE THAT WE WILL BE ABLE TO OBTAIN THE AMOUNTS WE MAY NEED.

         Our independent auditors have included in their report on our financial statements for the twelve months ended March 31, 2003 an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern, unless we are able to raise additional funds. We just completed an offering of Series D preferred stock, which may provide us with sufficient funds to meet our needs in the near-term. However, if we are not able to meet our business goals, including certain sales revenues, we may need to raise additional funds in the future.

         We have operated at a loss and expect that to continue for some time in the future. Our plans for continuing product refinement and development, and to further develop our distribution network and manufacturing capacity will involve substantial costs. The extent of these costs will depend on many factors, including some of the following:

         o The progress and breadth of product refinement and scale-up of manufacturing capacity and the timing and completion of product trial acceptance by distributors and customers, all of which directly influence cost and product sales;
         o The costs involved in completing the regulatory process to get our products approved, including the number, size, and timing of any potential requested additional field data and costs associated with any potential additional clinical data review and assembly;
         o The costs involved in patenting our technologies and defending such patents;
         o The cost of manufacturing scale-up and distributing the IMPACT Test System; and
         o Competition for our products and our ability, and that of our distributors, to complete commercialization of our product.

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

         We cannot assure you that we will be able to raise sufficient capital to fund our operations, or that we will be able to raise capital under terms that are favorable to us.

WE EXPECT OUR OPERATIONAL LOSSES TO CONTINUE FOR PROBABLY AT LEAST ANOTHER FOUR QUARTERS AFTER DECEMBER 31, 2003.

         From the date we were incorporated on October 8, 1992 through December 31, 2003, we have incurred an accumulated deficit of $70,005,710. In February 2002, we launched the marketing of the IMPACT TEST SYSTEM, our first product, to the international law enforcement market, one of our three initial worldwide target markets. There was no governmental approval required as a prerequisite to market to these potential users of our product. However, as indicated elsewhere in this section "Risk Factors," there are certain legal challenges that we must overcome to make our product fully acceptable in this market.

         For us to market our product in the United States to hospitals and other medical facilities (including medical emergency rooms), which is another one of our target markets, we must first obtain clearance from the FDA for our product. The Company has filed 510(k) submissions to the FDA for the IMPACT Test System and the NIDA-5 drugs of abuse in the fall of 2002. Although the applications were delayed because the Company could not provide additional data requested by FDA on a timely basis due to the lack of funding and personnel, the Company has responded to the FDA in December 2003.

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

         We may not meet the schedule described in the preceding two paragraphs, both as to our additional market launches and making our submissions to the FDA. In addition, the FDA or a foreign government may not grant clearance for the sale of our product for routine screening and/or diagnostic operations. Furthermore, the clearance process may take longer than projected. Even if we meet our schedule and although we have generated revenues, we cannot predict when or if we will ever attain profitability.

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

UNEXPECTED PROBLEMS AS TO HOW OUR PRODUCT FUNCTIONS CAN DELAY RECEIPT OF REVENUES AND COULD ADVERSELY IMPACT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

         Four companies, Avitar, Inc. ("Avitar"), OraSure Technologies, Inc. ("OraSure"), Varian, Inc. ("Varian"), formerly known as AnSys, Brannan Medical ("Brannan") and Cozart Bioscience Ltd. ("Cozart"), market oral screening drugs of abuse devices. The type of technology used by these companies is called lateral flow membrane technology, which is the process by which a specimen flows across a treated test strip (membrane) and which produces colored test result on a portion of the test strip. Home pregnancy tests are a good example of lateral flow membrane technology. This type of test is less sensitive than the flow immunosensor technology and cannot provide quantifiable results, but only qualitative, yes/no answers. While we believe this type of technology is not sensitive enough to detect certain drugs at levels that are found in saliva, we recognize that other products performing on-site testing for drugs in blood or saliva may be developed and introduced into the market in the future.

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

FAILURE TO COMPLY WITH THE SUBSTANTIAL GOVERNMENTAL REGULATION TO WHICH WE ARE SUBJECT MAY ADVERSELY AFFECT OUR BUSINESS.

         We cannot market our saliva-based testing device to hospitals and other medical facilities unless we have obtained FDA approval. Additionally, the FDA announced its intention to regulate marketing to the industrial market in the United States. If the FDA determines to regulate the industrial market in the United States, this will further delay the receipt of revenues by us in this market. If we cannot obtain a waiver from CLIA regulation, the cost of running the IMPACT TEST SYSTEM could be higher for potential customers. There can be no assurance that we will obtain a waiver from CLIA regulation or FDA approval on a timely basis, if at all. If we do not obtain such waiver and approvals, our business will be adversely effected.

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

         Lastly, the National Highway and Traffic Safety Administration must approve alcohol test products for Department of Transportation use, either as a screening method or an evidentiary method. We believe that our product meets the requirements of an evidentiary product. However, because we have not yet submitted our product for approval, we cannot guarantee acceptance by this governmental agency.

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

OUR INCREASING EFFORTS TO MARKET PRODUCTS OUTSIDE THE UNITED STATES MAY BE AFFECTED BY REGULATORY, CULTURAL OR OTHER RESTRAINTS.

         We have commenced efforts to market our product through distributors in countries outside the United States, starting with certain of the Western European and Asian countries. In addition to economic and political issues, we may encounter a number of factors that can slow or impede our international sales, or substantially increase the costs of international sales, including the following:

         o We do not believe that our compliance with the current regulations for marketing our product in European countries will be a problem. However, new regulations (including customs regulations) can be adopted by these countries which may slow, limit or prevent our marketing our product. In addition, other countries in which we attempt, through distributors, to market our product may require compliance with regulations different from those of the Western European market.

         o Cultural and political differences may make it difficult to effectively obtain market acceptances in particular countries.

         o Although our distribution agreements provide for payment in U.S. dollars, exchange rates, currency fluctuations, tariffs and other barriers and extended payment terms could effect our distributors' ability to perform and, accordingly, impact our revenues.

         o Although we made an effort to satisfy ourselves as to the credit-worthiness of our distributors, the credit-worthiness of the foreign entities to which they sell may be less certain and their accounts receivable collections may be more difficult.


THE FOLLOWING RISK FACTORS RELATE TO OWNERSHIP OF OUR CAPITAL STOCK:

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

ADDITIONAL RISK FACTORS MAY BE FOUND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2003 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

         As of December 31, 2003, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

         There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders (the "Annual Meeting") was held on January 14, 2004.

         (b) The following matters received the votes at the Annual Meeting, set forth below:

                  (1) On the proposal to elect M.Richard Wadley as a Class A director to serve until the Annual Meeting of Stockholders in 2004 or until his successor is duly elected and qualified and Linda H. Masterson and Nuno Brandolini as Class C directors to serve until the Annual Meeting of Stockholders in 2006 or until his or her successor is duly elected and qualified:

                                         For            Against        Abstain
                                         ---            -------        -------
         M. Richard Wadley            53,833,015              0        623,312
         Linda H. Masterson           53,636,645              0        819,682
         Nuno Brandolini              53,814,012              0        642,315

                  (2) On the proposal to approve an amendment to the Company's Amended and Restated Certificate of Incorporation increasing the total number of shares of the Company's common stock authorized for issuance by 100,000,000 shares:

                                         For            Against        Abstain
                                         ---            -------        -------
                                      48,306,725      6,000,724        148,878

                  (3) On the proposal to approve the adoption of the Company's 2003 Incentive Award Plan which provides for 10,000,000 shares of Company Common Stock to be authorized for issuance thereunder:

                                         For            Against        Abstain
                                         ---            -------        -------
                                      31,605,616      6,315,915     16,534,796

                  (4) On the proposal to ratify the appointment of Singer Lewak Greenbaum & Goldstein as independent auditors for the fiscal year ending March 31, 2004:

                                         For            Against        Abstain
                                         ---            -------        -------
                                     53,125,990         185,131      1,145,206

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32 Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002

         (b)      REPORTS ON FORM 8-K

         On November 19, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K related to the announcement detailing the Company's progress.

         On November 13, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K related to the Company's announcement of its financial results for the quarter ended September 30, 2003.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

                                        LIFEPOINT, INC.

Date: February 11, 2004                 By /s/ Linda H. Masterson
                                           ------------------------------
                                           Linda H. Masterson
                                           Chief Executive Officer


                                        By /s/ Craig S. Montesanti
                                           ------------------------------
                                           Craig S. Montesanti
                                           Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


         31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.