Form 10-K
period 2004-03-31
LIFEPOINT INC
filed 2004-06-29
CIK 910523

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________ to _____________

Commission File No.  1-12362

                                 LIFEPOINT, INC.
             (Exact Name of Registrant as Specified in Its charter)

             DELAWARE                                           33-0539168
 (STATE OR OTHER JURISDICTION OF                              (IRS EMPLOYER
  INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

      1205 SOUTH DUPONT STREET
        ONTARIO, CALIFORNIA                                        91761
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

        Registrant's telephone number including area code: (909) 418-3000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
             Effective April 19, 2000, Common Stock, $.001 par value

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12B-2 of the Act). Yes [ ] No [X].

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was approximately $10,578,540 (based on the closing price of Registrant's Common Stock on the American Stock Exchange at September 30, 2003, or $0.42 per share).

As of June 20, 2004, there were 60,881,706 shares of the Registrant's Common Stock outstanding.

PART I
ITEM 1.  BUSINESS

Safe Harbor Statement under the Private Litigation Reform Act of 1995

         With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include certain forward-looking statements that involve risks and uncertainties. As a result, the actual results realized by LifePoint, Inc. ("LifePoint" or the "Company") could differ materially from the statements made herein. Factors that could affect results are discussed more fully in the sections entitled "Forward-Looking Statements" and "Risk Factors" in this Item 1 and elsewhere in this Report. Although forward-looking statements help to provide more complete information about LifePoint, stockholders of LifePoint, as well as prospective investors, are cautioned not to place undue reliance on forward-looking statements made in this Report.

GENERAL OVERVIEW

         LifePoint is a medical technology company that develops, manufactures and markets the LifePoint(R) IMPACT(R) TEST SYSTEM - a rapid diagnostic testing and screening device for use in workplace, home health care, ambulance, pharmacy and law enforcement settings. LifePoint's patented and proprietary technologies for the use of saliva as a non-invasive, blood-comparable test specimen, used in conjunction with the flow immunosensor technology licensed from the United States Navy (the "USN"), has allowed LifePoint to develop and market a broadly applicable, non-invasive, rapid, on-site diagnostic test system.

BUSINESS SUMMARY

         On February 26, 2002, the Company released the IMPACT Test System for sale to the international and domestic forensic markets. The IMPACT Test System is a proprietary test system that generates almost immediate, diagnostic results for a broad variety of substances by non-invasively testing saliva, including alcohol and the following commonly used drugs of abuse: cocaine, opiates (such as heroin and morphine), phencyclidine (PCP), amphetamine (including methamphetamine and ecstasy), and tetrahydrocannabinol (THC, marijuana) (collectively the "Drugs of Abuse").

         The Company is initially marketing the product in the United States in markets not regulated by the Food and Drug Administration (the "FDA"), such as law enforcement and criminal justice testing, and in Europe and certain Asian countries where no FDA clearance is required. The Company will only be able to commence marketing of the product in the United States FDA regulated markets, such as medical markets, when FDA clearance is obtained. The Company anticipates such clearance to occur within the next six to eight months. Usually, FDA 510(k) clearance takes approximately 100 days (based on the current experience of other companies at the FDA) after completion of submissions. The Company has begun the submission process with the FDA and intends to apply for a total of at least nine separate FDA clearances; six submissions have been initiated to date. There can be no assurance as to when and if the Company will complete its submissions to the FDA, as to when and if the FDA will give its clearance and as to when and if marketing in either medical or other regulated markets will commence. Management recognizes that, although FDA clearance is not generally required for use of drug testing for non-medical purposes, such as law enforcement agencies' testing or international markets, FDA clearance of the product may assist the Company's marketing in the United States to such customers. See the sections "Governmental Regulation" and "Marketing and Distribution" under this caption "Business."

         Management anticipates that the Company's saliva based drugs of abuse and alcohol test will become evidential in the law enforcement market. However, management expects that the Company's tests may be performed on a non-evidential basis in some portions of the industrial marketplace where confirmation testing is required by regulation. If a drug of abuse is detected in the initial test, in some markets, the sample may need to be forwarded to a laboratory, where a confirmatory analysis will be performed. Usually gas chromatography/mass spectrometry ("GC/MS") is employed for the confirmatory test. On February 25, 2002, the Company reported that it established a relationship with Quest Diagnostics, a leader in employee testing in the United States, to perform GC/MS confirmation testing on saliva samples when requested by some of the IMPACT Test System customers. This relationship enables the Company to provide a quick, low-cost, easy to implement laboratory secondary/confirmation testing service on saliva samples that have been collected automatically and non-invasively by the

IMPACT Test System. Quest Diagnostics has developed new protocols and procedures to provide confirmation testing at the low levels of sensitivity required from a saliva sample using the LifePoint Saliva Collection Device. This capability provides LifePoint's customers with the ability to meet the requirements for testing federally regulated safety-sensitive employees.

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

PRODUCTS

IMPACT TEST SYSTEM - INSTRUMENT
-------------------------------

         The IMPACT Test System is, to the Company's knowledge, the first saliva-based, on-site drug and alcohol testing system that delivers simultaneous, blood-comparable results for drugs of abuse and quantitative results for alcohol within minutes. The product and its technologies provide the advantages of non-invasive sample collection, accuracy, speed, and convenience. Using saliva as the specimen, which contains many of the same molecules as plasma, the IMPACT Test System produces objective, numeric results with the biological relevancy and accuracy of blood, serum or plasma.

         The Company believes that the IMPACT Test System's unique effectiveness begins with flow immunosensor technology, which is licensed from the USN. The flow immunosensor technology, a kinetic immunoassay, is simple, rapid, and often as sensitive as laboratory-based immunoassays. Up to ten assays can be performed in a single test panel on a single specimen with results within five minutes. Most importantly, the flow immunosensor technology can produce semi-quantitative results. Other on-site testing methods, such as lateral flow membrane technology, are not nearly as sensitive or rapid. More importantly, they can only provide "yes/no" qualitative results - even when an instrument reader is used.

         The Company believes that the IMPACT Test System's effectiveness lies in its combination of high sensitivity chemistry and fluorescence detection technologies. With the IMPACT Test System, sample collection, processing, test analysis and interpretation are integrated seamlessly. Saliva is automatically collected via aspiration with a vacuum device similar to that used in dentistry. The sample is measured as it is collected, and the collection occurs in less than a minute, much faster and more accurately than if performed by an absorbent-based collection device. The saliva flows into a disposable cassette that provides up to ten tests in a panel format. This proprietary collection method and integrated sample processing virtually eliminate the possibilities of adulteration or substitution, sample mix-up, and user contact with specimen.

         The IMPACT TEST SYSTEM provides the following advantages:

         Tests for five or six drugs of abuse and alcohol simultaneously; Delivers numeric "blood-comparable", lab-quality results;
         Provides rapid collection and results within minutes;
         Reduces chain-of-custody issues associated with laboratory transport; Complete automation minimizes training and operator error;
         On-site testing eliminates transportation of donors and/or samples

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

SALIVA TEST MODULES
-------------------

         The Saliva Test Modules ("STM") are designed to work with the IMPACT Test System to test for a variety of molecules. Each STM consists of the mouthpiece, tubing and test cassette. The initial STM's test for alcohol and the following commonly used drugs of abuse in the United States: marijuana, cocaine, amphetamines/methamphetamines, opiates (heroin), PCP and benzodiazepines. Additionally, the Company is developing tests for tricyclic antidepressants, barbiturates and ecstasy.

SALIVA COLLECTION DEVICE AND CARRIER
------------------------------------

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

QUALITY CHECK
-------------

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

LICENSE AGREEMENTS
------------------

         In April 1999, the Company and the USN completed negotiations for an expansion of the ten-year license agreement (the "License Agreement") originally granted to the Company's then parent Substance Abuse Technologies, Inc. ("SAT") in 1992 and transferred to the Company in 1997. The original License Agreement covered the exclusive use by the Company of the USN's technology (U.S. Patent No. 5,183,740, "Flow Immunosensor Method and Apparatus," issued on February 2,
1993) for testing saliva for drugs of abuse. The new terms expand the field-of-use from drugs of abuse and anabolic steroids on urine samples to include all possible diagnostic uses for saliva. In addition, the royalty rate was reduced to 3% on the technology-related portion of the disposable cassette sales and 1% on instrument sales from the previous 10% on all LifePoint product sales. The minimum royalty payment was reduced to $50,000 in 2001 and $100,000 a year thereafter versus the previous $100,000 per year. The License Agreement may be terminated by the USN in the event the Company files bankruptcy or is forced into receivership, willfully misstates or omits material information, or fails to market the technology. Either party may terminate the agreement upon mutual consent. Termination of the Licensing Agreement for the USN patent would end the Company's rights to develop products under the patent. Termination of the license would require the Company to make changes to its products that could further delay marketing thereof.

         The Company is further developing the USN-developed technology for application in its own proprietary test system.

CRDA
----

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

OTHER PATENTS
-------------

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

                  U.S. Patent No. 6,686,209 "Novel Reagents Used In An Immunoassay For Tetrahydrocannabinoids" issued on February 2, 2004, for the synthesis of novel cannabinol-based tracers suitable for use in immunoassays for the detection of marijuana or its derivatives in biological fluids, allows for the use of structurally similar THC analogs rather than the parent drug molecule which decreases the cost of manufacturing.

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

                  On December 5, 2001, the Company filed a large omnibus provisional patent application entitled, "Tester for Automated Identification of Analytes in Bodily Fluids". This device and methods patent application describes 15 novel inventions and has been broken down in to the following applications:

                           o        Alcohol Detection Assembly
                           o        Rotary valve with Compliant Lining
                           o        Automated Plunger-based Sample/Buffer Mixing
                                    Assembly
                           o        Hydrophobic/Hydrophilic Sample Collection
                                    Tip
                           o        Method for Accurately Mixing Sample Buffer
                                    Solutions
                           o Immunoassay Chemistry Cassette Barcode for Accurately Mixing Sample and Buffer Solutions
                           o        Integral Sample Collection Tip
                           o        Flow Immunoassay Assembly with Rotary Valve
                           o Tester for Automated Identification of Analytes in Bodily Fluids
                           o        Plunger-based Flow Immunoassay Assembly
                           o        Method of Manufacturing a Self-sealing
                                    Assembly
                           o        Drug and Alcohol Assay Assembly
                           o        Flow Immunoassay Assembly with Multiple Flow
                                    Channels
                           o        Flow Immunoassay Scanning Assembly
                           o        Orthogonal Read Assembly

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

Patent applications have been filed in Canada, certain European countries and certain Asian countries including Japan. As the Company submits patent applications to the United States, management files the patents internationally within the following year.

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

MANUFACTURING

         LifePoint leases a 32,000-square foot building that houses its corporate headquarters and includes 22,000-square feet of manufacturing space. The Company manufactures the disposable cassettes, but plans to use an outside manufacturer for final assembly of the current instrument, after the initial scale-up of production. The transfer of the final assembly of the current instrument to the OEM manufacturer is expected to occur during the quarter ending March 31, 2005, at the earliest.

         For the disposable cassette and mouthpiece, detailed manufacturing requirements for the initial 24 months have been defined and scale-up plans are being executed. The Company has developed and is implementing a detailed cost reduction plan that includes utilizing multi-cavity molds and, longer term, full automation. The Company has established volume-derived milestones at which point automation is added in order to increase capacity to meet customer demand. The Company has already completed the first phase of its scale-up plan, and is ready to initiate the second, semi-automation, when specific volume-derived milestones are reached. There can be no assurance that the Company's automation of its manufacturing process will significantly reduce its costs.

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

         For medical markets in the United States, the Company is required in its manufacturing facility to follow the Code of Federal Regulations, Title 21,
Part 820, Quality System Regulation (QSR) as prescribed by the FDA and will ultimately want to become ISO 9001 certified. See the section "Government Regulation" under this caption "Business." The Company believes that its plant is QSR compliant; however, there can be no assurance that the Company can cause its prospective third party manufacturers to comply with QSR. The Company's future dependence on third parties for the manufacture and supply of product components could have a material adverse effect on the Company's profit margins and its ability to deliver its products on a timely and competitive basis.

MARKET AND OPPORTUNITY

         The drugs of abuse and alcohol testing market is a multi-billion dollar global market opportunity. The Company estimates the worldwide sales opportunity for the first three markets for its initial product, including the next two therapeutic drug-monitoring products, to be over $3.5 billion. There can be no assurance as to the portion of this market opportunity that the Company will attain. This is especially so because the Company's marketing program has just begun and is focused on only one of its three initial target markets.

         The simultaneous detection of drugs of abuse and alcohol in a simple-to-perform, rapid format is of significant importance in industrial (workplace), law enforcement and emergency department markets. Saliva as a sample choice is preferred over urine because it reflects the blood-comparable or "under the influence" of a substance and, because it can be observed as it is collected, it is much more difficult for it to be adulterated (tampered with/ falsified). The traditional urine sample, which can be easily adulterated, indicates recent drug use over the previous two to five days and does not necessarily reflect a current status.

         The demand for current status testing is clearly defined in the three key target markets. First, substance abuse in the industrial market has become so significant that as of 1997, 66% of the United States Fortune 1000 companies had drug/alcohol testing policies in place. In addition, the United States Department of Transportation requires testing of all employees in safety-sensitive positions (for example, airlines and trucking.) The Company believes that there is a need to improve the effectiveness and reduce the cost of these programs. Second, a very high need was identified in the law enforcement market. Driving under the influence of drugs is as big a problem as drunk driving in the United States. Yet law enforcement agencies do not currently have the ability to objectively test for drugs quickly and easily. Third, up to 50% of all emergency department visits implicate drug and/or alcohol use; however, less than 13% of hospitals in the United States can provide useful, rapid and on-site information to physicians treating unconscious patients where drugs and/or alcohol are suspected. Fourth, the international markets for law enforcement agencies and medical emergency departments are similar to those in the United States, while the workplace market is in its infancy, creating a significant market opportunity with a first-to-market system.

         Additional markets for the IMPACT Test System include substance abuse treatment and prevention programs, sports (professional, college and high school), the military, and the emerging school testing programs.

         Other major medical market opportunities include rapid diagnostic testing, therapeutic drug monitoring, and wellness testing and screening.

         There can be no assurance that the potential markets for the Company's products described above will be as large as estimated or as to what degree the Company will be able to penetrate such markets.

MARKETING AND DISTRIBUTION

         The Company initiated marketing programs including lobbying and pre-marketing efforts to hasten acceptance of the product by the respective markets several years ago. The lobbying efforts continue internationally, nationally, and within individual states. The Company's sales managers in the law enforcement market have established marketing trials and pilot studies, and are now expanding those sites to establish a geographically and market disperse based of established users for drugged driver testing and use in drug courts. In the industrial/workplace market, sales managers have also established marketing trails and pilot sites, and are now expanding those sites. Additionally, efforts have been initiated to establish distribution and partners within this market. The marketing staff developed a marketing communications plan including participation in trade shows, presentation of technical papers, and participation in lobbying efforts to facilitate the rapid market acceptance of the IMPACT Test System. Customer service and technical service policies and procedures have been established to support the quality customer relationships the Company desires.

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

         In the law enforcement market in the United States, the Company will sell direct to the customer. The Company has already identified numerous well respected, early adaptor police agencies that are interested in the IMPACT Test System, which will become the basis of an established customer base that can serve as references for other interested agencies. A similar approach is being used in the drug court system.

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

         The IMPACT Test System is undergoing governmental evaluations in several countries, pending delivery of additional STMs. It is expected that these studies will be published when completed, and be the basis of buying decisions. The scheduled evaluations include: Switzerland (Ministry of Interior), Austria (Ministry of Defense), Australia (Victoria Police), United Kingdom (DOT), Spain (Ministry of the Interior) and Hong Kong (Police Forensic
Lab).

     The Company plans to utilize distributors and/or partners for sales and service of its products in the international markets. The distributors the Company has elected to work with have knowledge of their respective markets and local rules and regulations. The following firms have entered into distribution agreements with the Company:

         o Medical Europe Diagnostic of Madrid, Spain, a newly established business by Medical Greystoke and Instituto de Tratamiento y Analisis de las Dependencias (INSTAD), also of Madrid, Spain, will focus solely on the distribution of the IMPACT Test System to all market segments within Spain.
         o A & B Analytical Instruments of Taipei, Taiwan will represent LifePoint in China. A&B's customer base is extensive as a result of their distribution relationship with PerkinElmer, Inc., a leading provider of scientific instruments, consumables and services to the pharmaceutical, biomedical, and environmental testing markets worldwide.
         o PT Professtama of Jakarta, Indonesia will market LifePoint products to all market segments in Indonesia.
         o Getz Bros, Hong Kong, a subsidiary of the Marman Group, represents LifePoint in Hong Kong, Singapore and Macau
         o Sarandeeb Trading, Saudi Arabia will market LifePoint products to all market segments within Saudi Arabia.

         In addition, the Company is in final negotiations with distributors from the following countries and markets:

         o A distributor from Australia, which will be the exclusive distributor to the law enforcement markets throughout Australia.
         o A distributor from Germany, which will be the distributor to all markets in Germany, Switzerland and Austria.
         o A distributor from France, which will be the distributor to all markets in France.
         o A distributor from Northern Europe, which will be the distributor to all markets in Northern Europe and the United Kingdom.
         o A distributor from Italy, which will be the distributor to all markets in Italy, Portugal, Turkey and Greece.

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

         The FDA regulates the introduction, manufacturing, labeling, record keeping and advertising for all medical devices in the United States. There are two principal methods by which FDA clearance may be obtained to market medical device products such as the Company's proposed screening and diagnostic test kits: 1) Pre-market Approval (PMA) and 2) Pre-market Notification (510(k)). PMA's represent the highest level of regulatory scrutiny applied to medical devices. Most medical devices, however, receive pre-market review through the 510(k) process. Applicants under the 510(k) procedure must prove that the device for which clearance is sought is "substantially equivalent" to devices on the market prior to the Medical Device Amendments of 1976 or devices cleared thereafter pursuant to the 510(k) procedure. In some cases, data from clinical studies must be included in the 510(k) application. The Company's clinical studies have been designed to show the correlation of the IMPACT Test System results for testing drugs and alcohol in saliva to currently approved FDA products that test for drugs and alcohol in saliva by a laboratory with discrepancies reconciled by an analytical confirmation method. The review period for a 510(k) application is supposed to be 90 days from the date of filing the application. The FDA is currently taking approximately days of review time and 120 days average total elapsed time (including "on-hold" time) to clearance according to FDA year 2000 Annual Report (CDRH). Management believes that, based on discussions with the FDA, the Company's product will be reviewed under the 510(k) protocol and that it will take approximately 100 days for clearance. The Company initiated filing six submissions with the FDA, with the first 510(k) submission filed in early May 2002, however, the Company's temporary loss of funding and subsequent cash shortage put the FDA submission process on hold for a period of time during the cash-constrained period. The Company responded to clarification questions from the FDA in December 2003, in April 2004 in response to additional inquiries from the FDA received in March 2004, and again in June 2004 in response to a letter from the FDA in June 2004. . The FDA may have additional questions. There can be no assurance that any of the Company's proposed products will ever obtain the necessary FDA or foreign regulatory clearances for commercialization.

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

         In December 2003, the FDA published draft guidance for drugs of abuse screening tests for use in the workplace, schools, sports, insurance testing, home use and other non-medical environments. In this document the FDA announced its intention to be consistent in its regulation of drugs of abuse screening tests used in the home, workplace, insurance, sports settings, insurance and other non-medical environments. The FDA would, however, continue to defer oversight for law enforcement applications. Should the FDA adopt such regulations, despite the Company's efforts and those of others to dissuade the FDA from doing so, such regulations may delay the start of marketing to the industrial market in the United States until the Company complies. However, in anticipation of such adoption, the Company has collected the additional field data which management believes, based on discussions with the FDA, this agency would require to approve the Company's entry into the industrial market in the United States, and has filed a submission. The Company will seek this clearance from the FDA simultaneously with seeking its approval of use of its product for medical purposes.

         The U. S. Government regulates those industries, such as the airline pilots (FAA), nuclear power plants (NRC), and trucking (DOT), that have a high number safety-sensitive jobs. These industries do have specific regulations as to when and how employees must be tested for drugs and alcohol. The Substance Abuse and Mental Health Services Administration (SAMHSA) generally oversees the development and implementation of substance abuse programs in the workplace for these federally regulated safety-sensitive workers. Generally, FAA, NRC, and DOT follow SAMHSA guidelines for substance abuse testing guidelines. In April 2004, SAMHSA published revised draft guidelines for the use of saliva in these programs. Once the public comment period is completed, it is expected that final guidelines would be published in the Federal register later this year. SAMHSA, however, does not currently regulate products and/or services.

         The National Highway Traffic Safety Administration (NHTSA) publishes a "Conforming Products" list of products approved for use with alcohol testing regulations. The alcohol portion of the IMPACT Test System will require NHTSA approval. This approval process for the alcohol test takes approximately 2-3 months.

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

         Based on its knowledge of the marketplace, management believes that there are no products currently available that both test simultaneously for drugs of abuse and alcohol and provide sensitive, lab-quality, blood-comparable, "under the influence" information for drugs of abuse on-site. Drug testing is primarily done on urine, both in a central lab or on-site, with limited testing being done on blood in a central lab. Recently, saliva-based, lateral-flow membrane, on-site drug tests have been introduced.

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

         In December 2000, the European Union funded ROSITA Project found, in a study across eight countries, that the lateral flow membrane tests shared the following disadvantages:

         o Many lab positive test results did not test positive with the membrane test (lack of sensitivity);
         o The test results were very difficult to interpret (Some manufacturers have or are developing a reader to try to address this limitation);
         o There was high risk of specimen mix-up because the collection and testing were separate tasks;
         o Sample collection, absorption onto a pad device, was difficult and took a great deal of time, with a potential for sample contamination of the collector; and
         o Overall the present devices are not satisfactory in terms of ease and duration of use, sensitivity and reliability.

         One or more other companies may have a similar saliva sample testing product under development, although the technology they are using is believed to be similar to those mentioned above, lateral flow membrane technology, and, accordingly, very different from that of the Company with its flow immunosensor technology. There can be no assurance that other competitors will not begin to offer an on-site saliva-based testing product in the future. In addition, there can be no assurance that Avitar, Varian, Brannan, Cozart, or OraSure will not modify their products to meet the Company's criticism described in this and the preceding paragraph.

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

         The Company's marketing analysis has indicated a greater market potential for a saliva sample portable testing instrument for drugs of abuse by law enforcement agencies, occupational health clinics, hospitals and other medical facilities than for a urine sample instrument. That is because the Company's IMPACT Test System is intended to test whether the person is currently under the influence of drugs of abuse or alcohol. In addition, saliva collection is observable by the person administering the test, unlike urine testing. Accordingly, the use of saliva has been shown to eliminate the recent problems due to alteration and substitution of urine specimen testing for drugs. Depending on the substance being used, differences in the individual being tested and dose and time differences, "currently" in the Company's product indicates drug use from minutes after the drug was taken to generally 18 to 24 hours after drug use.

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

     -------------------------------------------------------------------------------------------------------------
                                 Other
                                On-Site    On-Site
        Testing    The IMPACT    Saliva     Urine    Breath    Lab-Based    Lab-Based   Laboratory
         Method    Test System  Products   Products  Alcohol  Saliva Test   Urine Test     Blood     Sweat   Hair
     -------------------------------------------------------------------------------------------------------------
      Simultaneous
        Drug and        X                                                                    X
        Alcohol
        Testing

     -------------------------------------------------------------------------------------------------------------
       Observable
       Collection       X          X                    X         X                          X                 X

     -------------------------------------------------------------------------------------------------------------
       Automatic
        Measured        X                               X
       Collection

     -------------------------------------------------------------------------------------------------------------
     Collection in
     Under 1 Minute     X                               X

     -------------------------------------------------------------------------------------------------------------
      No Specimen
        Handling        X                               X

     -------------------------------------------------------------------------------------------------------------
       Completely
      Automated &       X                               X
       Integrated

     -------------------------------------------------------------------------------------------------------------
       Results in
        Minutes         X                               X

     -------------------------------------------------------------------------------------------------------------
     On-Site Result
                        X          X         X          X
     -------------------------------------------------------------------------------------------------------------
      Lab-Quality
      Sensitivity       X                               X         X           X              X         X       X

     -------------------------------------------------------------------------------------------------------------
     Numeric Result
                        X                               X         X           X              X         X       X
     -------------------------------------------------------------------------------------------------------------
      Customizable
     Breakpoint or      X                               X         X           X              X         X       X
     Interpretative
         Level
     -------------------------------------------------------------------------------------------------------------

EMPLOYEES

         As of May 31, 2004, the Company had 52 full time employees, 1 part time employee, and 10 consultants. Of these 63 persons, 21 were directly involved in research and development programs, 30 were in production/manufacturing and 12 in sales, marketing and administration.

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

WEBSITE ADDRESS

         The Company's website address is www.LifePointInc.com. On the site, free of charge, the Company makes available its annual report on Form 10-K quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the SEC's website directly to such reports.

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

         During the past fiscal year, the Company was able to complete an offering of Series D preferred stock, which provided sufficient funds to meet the near-term needs. However, if the business goals are not met, including certain sales revenues, the Company may need to raise additional funds in the future.

         As discussed, the Company has operated at a loss, and expects that to continue for some time in the future. The Company's plans for continuing product refinement and development further develop the distribution network and manufacturing capacity will involve substantial costs. The extent of these costs will depend on many factors, including some of the following:

         o        The progress and breadth of additional product development;
         o The costs involved with manufacturing scale-up and manufacturing capacity,
         o Timing and product trial acceptance by customers and distributors, all of which directly influence cost and product sales;
         o The costs involved in completing the regulatory process to get the Company's products approved, including the number, size, and timing of necessary clinical trials;
         o The costs involved in patenting our technologies and defending them;
         o        The cost of manufacturing and distributing the IMPACT Test
                  System; and
         o Competition for the Company's products and the Company's ability, and that of its distributors, to commercialize its product.

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

OPERATIONAL LOSSES ARE EXPECTED TO CONTINUE AT LEAST ANOTHER FIVE QUARTERS FOLLOWING THE QUARTER ENDED MARCH 31, 2004.

         From the date the Company was incorporated on October 8, 1992 through March 31, 2004, the Company has incurred net losses of $73,289,137. In February 2002, the Company launched marketing of the IMPACT Test System, its first product, to the international law enforcement market, one of three initial worldwide target markets. There was no governmental approval required as a prerequisite to market to these potential users of the Company's product. However, as indicated elsewhere in this section "Risk Factors," there are certain legal challenges that the Company must overcome to make its product fully acceptable in this market.

         For the Company to market its product in the United States to hospitals and other medical facilities (including medical emergency rooms), which are another of the three initial worldwide target markets, the Company must first obtain clearance from the FDA for its product. The Company has filed 510(k) submissions to the FDA for the IMPACT Test System and the NIDA-5 drugs of abuse in the fall of 2002. Although the applications were delayed because the Company could not provide additional data requested by the FDA on a timely basis due to the lack of funding and personnel, the Company has responded to the FDA in December 2003, April 2004 and June 2004.

         The Company's other initial target market is the industrial market - companies that currently test employees for drugs and alcohol. In November 2000, the FDA announced its intention to be consistent in its regulation of drugs of abuse screening tests used in the home, work place, insurance and sports settings. The FDA published draft guidance for public comment in April 2004. Should the FDA enforce such regulations, despite the Company's efforts and those of others to dissuade the FDA from doing so, such regulations might delay the start of marketing to the industrial market in the United States until the Company complies. However, in anticipation of such adoption, the Company has been collecting the additional field data which management believes, based on discussions with the FDA, and the draft guidelines, this agency would require to approve the Company's entry into the industrial market in the United States. The Company will seek this clearance from the FDA simultaneously with seeking its approval of use of its product for medical purposes. In addition, the Company has commenced efforts to market its product to law enforcement agencies and medical users in Europe and Australia prior to obtaining FDA approval for use in the United States. This program could offset any loss in early revenues due to the delay, if it occurs, in the Company's marketing to the industrial market in the United States.

         The Company may not meet the schedule described in the preceding two paragraphs, both as to its additional market launches and making its submissions to the FDA. In addition, the FDA or a foreign government may not grant clearance for the sale of the Company's product for routine screening and/or diagnostic operations. Furthermore, the clearance process may take longer than projected. Even if the Company does meet its schedule and although the Company has generated revenues, profitability cannot be predicted.

THE COMPANY WILL BE INCREASING THE DEMANDS ON ITS LIMITED RESOURCES AS IT TRANSITIONS EFFORTS FROM RESEARCH AND DEVELOPMENT TO PRODUCTION AND SALES.

         The Company currently has limited financial and personnel resources. The Company has begun to transition from a research and development focused organization to a production and sales organization. To successfully manage this transition, it will be required to grow the size and scope of operations, maintain and enhance financial and accounting systems and controls, hire and integrate new personnel and manage expanded operations. There can be no assurance that the Company will be able to identify, hire and train qualified individuals as the Company transitions and expands. The failure to manage these changes successfully could have a material adverse effect on the quality of its products and technology, the ability to retain customers and key personnel and on operating results and financial condition.

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

THE IMPACT TEST SYSTEM MAY HAVE A LENGTHY SALES CYCLE IN SOME MARKETS AND CUSTOMERS MAY DECIDE TO CANCEL OR CHANGE THEIR PRODUCT PLANS, WHICH COULD CAUSE THE COMPANY TO LOSE ANTICIPATED SALES.

         Based on the early stages of product sales and the new technology represented by the Company's product, customers test and evaluate the product extensively prior to ordering the product. In some markets, customers may need three to six months or longer to test and evaluate the product prior to ordering. Due to this lengthy sales cycle at some customers, the Company has and may continue to experience delays from the time it increases its operating expenses and its investments in inventory until the time that revenues are generated for these products. It is possible that the Company may never generate any revenues from these products after incurring such expenditures. The delays inherent in the lengthy sales cycle in some markets increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause the Company to lose sales that had previously been anticipated. In addition, the Company's business, financial condition and results of operations could be materially and adversely affected if significant customers curtail, reduces or delay orders.

THROUGH THE EARLY STAGES OF PRODUCT RELEASE, THE COMPANY'S AVERAGE PRODUCT CYCLES HAVE TENDED TO BE SHORT AND, AS A RESULT, IT MAY HOLD EXCESS OR OBSOLETE INVENTORY WHICH COULD ADVERSELY AFFECT ITS OPERATING RESULTS.

         While the Company's sales cycles in its initial markets have been long, average product life cycles have been short as a result of the rapidly changing product designs made based on customer feedback. As a result, the resources devoted to product sales and marketing may not generate material revenues, and from time to time, the Company may need to write off excess and obsolete inventory. If the Company incurs significant marketing and inventory expenses in the future that are not recoverable, and the Company is not able to compensate for those expenses, the operating results could be adversely affected. In addition, if products are sold at reduced prices in anticipation of cost reductions and the Company still has higher cost products in inventory, operating results would be harmed.

UNEXPECTED PROBLEMS AS TO HOW THE COMPANY'S PRODUCT FUNCTIONS CAN DELAY RECEIPT OF REVENUES AND COULD ADVERSELY IMPACT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

         The Company experienced delays in marketing its product because of unanticipated performance problems that had arisen first in the Company's testing in its research and development facility and later at market trial and customer sites. Accordingly, when a product performance problem surfaced, the Company had no choice except to make product improvements and modifications. The Company also had to delay completion of the field-testing necessary to furnish the data for some of the FDA submissions, and with it, to delay completion of the FDA submission.

         By delaying the time of product production, these product problems delayed receipt of revenues. They also increased the Company's need for additional financing. Any future delays in obtaining revenues will increase the Company's need for additional financing. And with the past delays, and future delays, if any, in receiving revenues, the Company's opportunity to achieve profitability was, and will be, also delayed and could potentially adversely impact the Company's ability to continue as a going concern.

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

         Four companies, Avitar, Inc. ("Avitar"), OraSure Technologies, Inc. ("OraSure"), Varian, Inc. ("Varian"), formerly known as AnSys, Brannan Medical ("Brannan") and Cozart Bioscience Ltd. ("Cozart"), market oral screening drugs of abuse devices. The type of technology used by these companies is called lateral flow membrane technology, which is the process by which a specimen flows across a treated test strip (membrane) and which produces colored test result on a portion of the test strip. Home pregnancy tests are a good example of lateral flow membrane technology. This type of test is less sensitive than the flow immunosensor technology and cannot provide quantifiable results, but only qualitative, yes/no answers. While the Company believes this type of technology is not sensitive enough to detect certain drugs at levels that are found in saliva, it recognizes that other products performing on-site testing for drugs in blood or saliva may be developed and introduced into the market in the future.

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

FAILURE TO COMPLY WITH THE SUBSTANTIAL GOVERNMENTAL REGULATION TO WHICH THE COMPANY IS SUBJECT MAY ADVERSELY AFFECT ITS BUSINESS.

         The Company cannot market its saliva-based testing device to hospitals and other medical facilities unless it has obtained FDA approval. Additionally, the FDA announced its intention to regulate marketing to the industrial market in the United States. If the FDA determines to regulate the industrial market in the United States, this will further delay the receipt of revenues by us in this market. If the Company cannot obtain a waiver from CLIA regulation, the cost of running the IMPACT TEST SYSTEM in FDA regulated markets could be higher for potential customers. There can be no assurance that the Company will obtain a waiver from CLIA regulation or FDA approval on a timely basis, if at all. If the Company does not obtain such waiver and approvals, its business will be adversely affected.

THE COMPANY MAY NOT BE ABLE TO EXPAND MANUFACTURING OPERATIONS ADEQUATELY OR AS QUICKLY AS REQUIRED TO MEET EXPECTED ORDERS.

         The Company first began its manufacturing process in January 2001. However, the Company has not as yet made any significant deliveries of its product. Accordingly, it has not as yet demonstrated the ability to manufacture its product at the capacity necessary to support expected commercial sales. In addition, the Company may not be able to manufacture cost effectively on a large scale.

         The Company expects to conduct all manufacturing of the Saliva Test Module's (STM) at its own facility. In addition, the Company intends to continue to assemble the IMPACT Test System for at least another six to nine months or more. If the Company's facility or the equipment in its facility is significantly damaged or destroyed, the Company may not be able to quickly restore manufacturing capacity. The Company plans to engage an outside manufacturer of instruments to final assemble the current instrument in conjunction with its own in-house assembly. The Company's current timetable for transfer of some of the final assembly of the current instrument is during the quarter ending March 31, 2005. The Company could, accordingly, turn over instrument assembly to a number of qualified outside instrument assembly suppliers in the event of such problems at the Company's facility. Accordingly, any capable electronics manufacturer would have the capability to produce this type of equipment. The Company has identified several potential electronic manufacturers as potential alternatives to its initial outside supplier should it so require. However, the STM is a proprietary device developed by the Company and, accordingly the Company is not currently aware of any alternative manufacturer for the STM.

LEGAL PRECEDENT HAS NOT YET BEEN ESTABLISHED FOR UPHOLDING THE RESULTS OF LIFEPOINT'S DIAGNOSTIC TEST SYSTEM.

         The legal precedents for performing drug and alcohol testing in both law enforcement and the industrial workplace have been well established. Blood and urine testing are the currently accepted standard samples for drugs. Blood, breath and saliva are the currently accepted standard samples for alcohol. However, several saliva-based drug tests are beginning to be used. The Company believes that its product meets the legal standards for admission as scientific evidence in court. The Company anticipates that the papers it has presented over this past year and the papers that it will publish from its field evaluations currently being completed will enable it to meet this requirement prior to the first legal challenge to its product. However, the Company cannot give assurance that its technology will be admissible in court and accepted by the market.

         State laws are being revised on an ongoing basis to allow law enforcement officers to use saliva as a specimen for testing for drivers under the influence of drugs or alcohol. Currently, saliva and other bodily substance testing for DUI testing with consent is permitted in all states. However, such testing will be subject to a variety of factors. Saliva or other bodily substances for DUI testing for drugs or alcohol is specifically permitted in 24 states, but specifically excluded in only six. Additional efforts will be needed to change the laws in these states which have not adopted saliva as a test specimen for DUI testing. The Company cannot give assurance as to when and if this legislation will be adopted in the other states.

         Lastly, the National Highway and Traffic Safety Administration must approve alcohol test products for Department of Transportation use, either as a screening method or an evidentiary method. The Company believes that its product meets the requirements of an evidentiary product. However, because the Company has not yet submitted its product for approval, it cannot guarantee acceptance by this governmental agency.

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

         In addition, should it be successfully claimed that the Company has infringed on the technology of another company, the Company may not be able to obtain permission to use those rights on commercially reasonable terms. Moreover, in such event a company could bring legal action and the Company may find itself in long and costly litigation.

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

THE COMPANY'S INCREASING EFFORTS TO MARKET PRODUCTS OUTSIDE THE UNITED STATES MAY BE AFFECTED BY REGULATORY, CULTURAL OR OTHER RESTRAINTS.

         The Company has commenced efforts to market its product through distributors in countries outside the United States, starting with certain of the Western European and Asian countries. In addition to economic and political issues, it may encounter a number of factors that can slow or impede its international sales, or substantially increase the costs of international sales, including the following:

o The Company does not believe that its compliance with the current regulations for marketing its product in European countries will be a problem. However, new regulations (including customs regulations) can be adopted by these countries which may slow, limit or prevent the marketing the Company's product. In addition, other countries in which the Company attempts, through distributors, to market its product may require compliance with regulations different from those of the Western European market.

o Cultural and political differences may make it difficult to effectively obtain market acceptances in particular countries.

o Although the Company's distribution agreements provide for payment in U.S. dollars, exchange rates, currency fluctuations, tariffs and other barriers and extended payment terms could affect its distributors' ability to perform and, accordingly, impact the Company's revenues.

o Although the Company made an effort to satisfy themselves as to the credit-worthiness of its distributors, the credit-worthiness of the foreign entities to which they sell may be less certain and their accounts receivable collections may be more difficult.

THE FOLLOWING RISK FACTORS RELATE TO OWNERSHIP OF OUR CAPITAL STOCK:

THE COMPANY DOES NOT ANTICIPATE PAYING DIVIDENDS ON COMMON STOCK IN THE FORESEEABLE FUTURE.

         The Company intends to retain future earnings, if any, to fund its operations and expand its business. In addition, the expected continuing operational losses and the Series C and Series D preferred stock will limit legally the Company's ability to pay dividends on its common stock. Accordingly, the Company does not anticipate paying cash dividends on shares of its common stock in the foreseeable future.

THE COMPANY'S BOARD'S RIGHT TO AUTHORIZE ADDITIONAL SHARES OF PREFERRED STOCK COULD ADVERSELY IMPACT THE RIGHTS OF HOLDERS OF ITS COMMON STOCK.

         The Company's board of directors currently has the right, with respect to the 2,385,000 shares of preferred stock not designated as the Company's Series C or Series D preferred stock, to authorize the issuance of one or more additional series of its preferred stock with such voting, dividend and other rights as its directors determine. Such action can be taken by the Company's board without the approval of the holders of its common stock. The sole limitation is that the rights of the holders of any new series of preferred stock must be junior to those of the holders of the Series D, followed by the Series C preferred stock with respect to dividends, upon redemption and upon liquidation. Accordingly, the holders of any new series of preferred stock could be granted voting rights that reduce the voting power of the holders of common stock. For example, the preferred holders could be granted the right to vote on a merger as a separate class even if the merger would not have an adverse effect on their rights. This right, if granted, would give them a veto with respect to any merger proposal. Or they could be granted 20 votes per share while voting as a single class with the holders of the common stock, thereby diluting the voting power of the holders of common stock. In addition, the holders of any new series of preferred stock could be given the option to be redeemed in cash in the event of a merger. This would make an acquisition of the Company less attractive to a potential acquirer. Thus, the board could authorize the issuance of shares of the new series of preferred stock in order to defeat a proposal for the acquisition of the Company which a majority of the Company's then holders of common stock otherwise favor.

THE COMPANY'S CERTIFICATE OF INCORPORATION CONTAINS CERTAIN ANTI-TAKEOVER PROVISIONS, WHICH COULD FRUSTRATE A TAKEOVER ATTEMPT AND LIMIT YOUR ABILITY TO REALIZE ANY CHANGE OF CONTROL PREMIUM ON SHARES OF ITS COMMON STOCK.

         There are two provisions in the Company's certificate of incorporation or bylaws which could be used by the Company as an anti-takeover device. Its certificate of incorporation provides for a classified board -- one third of its directors to be elected each year. Accordingly, at least two successive annual elections will ordinarily be required to replace a majority of the directors in order to effect a change in management. Thus, the classification of the directors may frustrate a takeover attempt which a majority of its then holders of the Company's common stock otherwise favor.

         In addition, the Company is obligated to comply with the procedures of
Section 203 of the Delaware corporate statute, which may discourage certain potential acquirers which are unwilling to comply with its provisions. Section 203 prohibits the Company from entering into a business combination (for example, a merger or consolidation or sale of assets of the corporation having an aggregate market value equal to 10% or more of all of the Company's assets) for a period of three years after a stockholder becomes an "interested stockholder." An interested stockholder is defined as being the owner of 15% or more of the outstanding voting shares of the corporation. There are exceptions to its applicability including the Company's board of directors approving either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder. At a minimum the Company believes such statutory requirements may require the potential acquirer to negotiate the terms with its directors.

ITEM 2.  PROPERTIES

         The Company maintains its principal executive offices and manufacturing space in Ontario, California and laboratory facilities in Rancho Cucamonga, California. The corporate offices and manufacturing facility, which consist of approximately 32,000 square feet, is leased at $226,000 per year pursuant to a lease that expires July 31, 2005. The Company may elect to terminate the lease at the end of four years and has the right to two two-year renewal options. The laboratory facility, which consists of approximately 10,000 square feet, is leased at $72,000 per year pursuant to a lease that expires July 31, 2005. The Company can exercise an option to renew prior to June 30, 2005 to extend the lease for a period of two years so as to be consistent with the term of the lease of its corporate offices and manufacturing facility.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to lawsuits in the ordinary course of business and is currently subject to lawsuits filed by various vendors for non-payment of amounts allegedly owed. In the opinion of management, such claims, if disposed of unfavorably, would not have a material adverse effect on the accompanying financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 2003 annual meeting of stockholders on January 14, 2004. The results of such meeting were reported in the Company's quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2003 and are incorporated herein by reference.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         From June 25, 1998 to April 18, 2000, the Common Stock was reported on the OTC Bulletin Board of the National Securities Dealers, Inc. under the symbol "LFPT." On April 19, 2000, the Common Stock began trading on The American Stock Exchange ("AMEX") and the symbol was changed to "LFP." The quarterly high and low closing sales prices as quoted by the AMEX for the fiscal years ended March 31, 2004 and March 31, 2003 are as follows:

                                                  FISCAL 2004               FISCAL 2003
                  QUARTER ENDED               HIGH         LOW          HIGH         LOW
                  -------------               ----         ---          ----         ---
                  June 30,                    $0.51        $0.32        $3.98        $2.41
                  September 30,                0.50         0.33         2.73         1.60
                  December 31,                 0.72         0.37         2.20         1.25
                  March 31,                    0.51         0.36         1.73         0.39

HOLDERS

         As of March 31, 2004, there were approximately 426 holders of record of the Company's Common Stock and, based upon requests for copies in connection with the 2003 Annual Meeting of Stockholders, the Company believes that there are approximately 8,300 beneficial owners of its Common Stock.

DIVIDENDS

         The Board of Directors has not declared any dividends on the Common Stock and, in view of the continuing losses experienced by the Company, the prohibitions of the Series C Convertible Preferred Stock, $.001 par value, the Series D Convertible Preferred Stock, $.001 par value, and the Company's cash requirements, the Board has no current intention to pay any such dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         There were no securities sold during the fiscal year ended March 31, 2004 not previously reported on Form 10-Q, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). See Note 5 - Stockholder's Equity for information on the sales of securities not registered under the Securities Act that have occurred over the past three years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                          Number of securities
                                                                           remaining available
                                                                           for future issuance
                                 Number of                                    under equity
                              securities to be                             compensation plans
                                issued upon        Weighted-average      (excluding securities
                                exercise of        exercise price of        to be issued upon
                                outstanding           outstanding              exercise of
                             options, warrants     options, warrants      outstanding options,
      Plan Category              and rights            and rights         warrants and rights)
--------------------------  --------------------  ---------------------  -----------------------
Equity compensation
plans approved by
stockholders                          5,807,442             $ 0.96                    7,345,817

Equity compensation
plans not approved by
stockholders                         32,738,521             $ 0.73                           --
                            --------------------  ---------------------  -----------------------

Total                                38,545,963             $ 0.77                    7,345,817
                            ====================  =====================  =======================

The plans not approved by stockholders include the following:

(A) A common stock purchase warrant expiring April 15, 2004 to purchase 30,000 shares at $1.97 per share issued in connection with a consulting agreement for public relations services.

(B) A common stock purchase warrant expiring October 9, 2006, to purchase 500,000 shares at $1.72 per share, becoming exercisable only upon the achievement by the Company of a specified performance goal. The warrant was granted to Linda H. Masterson, the President and Chief Executive Officer of the Company.

(C) A common stock purchase warrant, expiring October 9, 2006 to purchase 250,000 shares at $1.72 per share, becoming exercisable only upon the achievement by the Company of a specified performance goal. The warrant was granted to Thomas J. Foley, Senior Vice President, a former employee and officer of the Company.

(D) A common stock purchase warrant expiring August 25, 2005 to purchase 44,025 shares at $4.77 per share issued in connection with a commercial leasing agreement.

(E) A common stock purchase warrant expiring September 6, 2006 to purchase 250,000 shares at $4.17 per share issued in connection with a consulting agreement to secure product strategic partners for the Company.

(F) Common stock purchase warrants expiring August 8, 2006 held by 11 holders to purchase an aggregate of 150,000 shares at $3.50 per share issued in connection with a consulting agreement for investor relations and financial services.

(G) A common stock purchase warrant expiring January 29, 2007 to purchase 500,000 shares at $3.25 per share issued in connection with a short-term financing arrangement.

(H) A common stock purchase warrant expiring November 11, 2007 to purchase 1,500,000 shares at $3.00 per share issued in connection with a long-term financing arrangement.

(I) Common stock purchase warrants expiring December 12, 2007 to purchase an aggregate of 24,000 shares at $1.65 per share issued in connection with a consulting agreement for manufacturing and operational services.

(J) A common stock purchase warrant expiring February 18, 2008 to purchase 920,000 shares at $0.50 per share issued in connection with a short-term financing arrangement.

(K) A common stock purchase warrant expiring September 20, 2008 to purchase 18,078,192 shares at $0.50 per share issued in connection with a debt conversion arrangement.

(L) A common stock purchase warrant expiring September 20, 2008 to purchase 10,292,304 shares at $0.50 per share issued in connection with a debt conversion arrangement.

(M) A common stock purchase warrant expiring February 18, 2008 to purchase 200,000 shares at $0.50 per share issued in connection with a short-term financing arrangement.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth selected financial data of LifePoint for the five fiscal years ended March 31, 2004, 2003, 2002, 2001 and 2000. The selected financial data are derived from the financial statements of LifePoint. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, related notes and other financial information included herein.

                                                                              Years Ended March 31,
                                                    2004              2003             2002              2001              2000
                                               -------------     -------------     -------------     -------------     -------------
Selected statement of operations data:
Net revenues                                   $    (18,500)     $     48,713      $    135,980      $         --      $         --
Costs and expenses
Cost of goods sold                                   52,858         1,317,189           623,242                --                --
Research and development                          4,156,256         9,791,049         7,906,325         5,422,893         2,543,192
Selling expenses                                    671,434         1,955,531         1,895,839           752,061           218,484
General and administrative expenses               2,596,180         2,671,170         2,494,421         1,412,696         1,304,277
                                               -------------     -------------     -------------     -------------     -------------
   Total costs and expenses from operations       7,476,728        15,734,939        12,919,827         7,587,650         4,065,953
                                               -------------     -------------     -------------     -------------     -------------
Loss from operations                             (7,495,228)      (15,686,226)      (12,783,847)       (7,587,650)       (4,065,953)
Interest income (expense) net                       482,385          (380,962)          186,883           425,121           116,169
                                               -------------     -------------     -------------     -------------     -------------
         Net Loss                              $ (7,012,843)     $(16,067,188)     $(12,596,964)     $ (7,162,529)     $ (3,949,784)

Less registration effectiveness fee                      --           981,551                --                --                --
Less accrued preferred dividends and
  conversion cost                                 8,218,754         1,369,862           995,837                --           547,246
                                               -------------     -------------     -------------     -------------     -------------
Loss applicable to common stockholders         $(15,231,597)     $(18,418,601)     $(13,592,801)     $ (7,162,529)     $ (4,497,030)
                                               =============     =============     =============     =============     =============

  Weighted average common shares
    outstanding
       - basic and diluted                       42,295,501        35,827,837        31,747,342        30,491,519        15,251,400
                                               =============     =============     =============     =============     =============
  Basic and diluted net loss per
    common share                               $      (0.36)     $      (0.51)     $      (0.43)     $      (0.23)     $      (0.29)
                                               =============     =============     =============     =============     =============

                                                                              As of March 31,
                                                   2004             2003            2002            2001            2000
                                               ------------    ------------     ------------    ------------    ------------
Selected Balance Sheet Data:
Working Capital (Deficit)                      $ 4,029,237     $(1,567,353)     $ 1,603,980     $ 4,874,305     $ 8,784,488
                                               ============    ============     ============    ============    ============
Total Assets                                   $ 8,809,171     $ 5,908,210      $ 7,579,246     $ 9,066,130     $ 8,784,488
                                               ============    ============     ============    ============    ============
Long Term Debt                                 $   151,734     $ 1,620,250      $   320,271     $   641,560     $   104,955
                                               ============    ============     ============    ============    ============
Stockholders' Equity (Deficit)                 $ 6,355,002     $   (68,907)     $ 4,211,898     $ 6,690,112     $ 9,174,672
                                               ============    ============     ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         Until December 31, 2001, the Company had been a development stage enterprise with no revenue history. Until recently, the Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company has transitioned to commencing its manufacturing operations to meet the anticipated market demand. There can be no assurance as to when the Company will achieve profitability, if at all. The Company increased its cash and cash equivalents from $75,588 at March 31, 2003 to $3,710,761 at March 31, 2004.

         Prior to December 31, 2001, the Company had not produced any revenues as a result of its being a development stage company. The Company has been dependent on the net proceeds derived from seven private placements pursuant to Regulation D under the Securities Act to fund its operations. The succeeding three paragraphs describe the private placements in fiscal years 2002, 2003 and 2004.

         In June 2001, the Company closed an initial round of a Series C Convertible Preferred Stock ("Series C Preferred Stock") and in September 2001, closed the final round of the private placement. The Company realized $13,787,060 in gross proceeds (less $1,258,955 in costs related to the private placement) from the sale of 393.916 units each unit consisting of 1,000 shares of the Series C Preferred Stock and a Common Stock purchase warrant to purchase 10,000 shares of the Common Stock. The Company had previously realized $3,000,000 in gross proceeds from the sale of 75,000 shares of the then designated Series B Preferred Stock. However, the $3,000,000 purchase price for these shares was applied to purchase units of the Series C Preferred Stock and the shares of Series B Preferred Stock were cancelled and the related common stock purchase warrants surrendered.

         On April 2, 2002, the Company sold 272 units, at $37,500 per unit, to eight accredited investors. Each unit consisted of 10,000 shares of the Common Stock and a common stock purchase warrant expiring April 1, 2007 to purchase 2,000 shares of the Common Stock at $4.50 per share. The Company realized $10,200,000 in gross proceeds from the private placement. The Series C Preferred Stock has a mandatory conversion on June 20, 2004.

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

         The purchasers of the Series D Preferred Stock also received Warrants exercisable for an aggregate of 91,543,345 shares of Common Stock (including a warrant exercisable for 4,838,683 shares of Common Stock issued to the placement agent for the offering, Roth Capital Partners) at an initial exercise price of $0.50 per share, subject to certain non-price based anti-dilution adjustments. If the Warrants are exercised with cash to the Company before July 24, 2004, however, the exercise price will be $0.30 per share, subject to certain non-price based anti-dilution adjustments. The Warrants issued on the First Closing expire on July 13, 2008 and the Warrants issued at the Second Closing expire on September 21, 2008.

         Management believes that the net proceeds from the offerings, together with the liquidity provided by certain other sources of funds, will not be sufficient to fund the Company's operations over the next twelve months. There can be no assurance that management's estimate as to costs and timing will be correct. Since there are no assurances that the Company will be successful in raising the additional necessary capital, our auditors have indicated a going concern and the Company will require additional funding.

OPERATING CASH FLOWS

         Net cash used for operations during fiscal 2004 amounted to $6,972,000 as compared to $14,711,000 and $11,989,000 in fiscal 2003 and 2002, respectively. The cash used by operating activities in fiscal 2004 decreased by $7,739,000 from fiscal 2003, which was the result of lower operating expenses and headcount as the Company re-organized following the elimination of the Company's critical funding and the ability to draw on a $7,500,000 debt facility on January 29, 2003 (See "Note 4 - Debt" for a full discussion of these events). In addition, $1,985,000 in cash was used to reduce the outstanding payable balances. Net cash used by operating activities in fiscal 2003 increased by $2,722,000 from fiscal 2002, which was the result of increased staffing, related expenses associated with the commercialization of the IMPACT Test System including product redesign and rework, delays in bringing the product to market and subsequent inventory write downs.

INVESTING CASH FLOWS

         During fiscal 2004, 2003 and 2002, net cash used by investing activities was $142,000, $789,000 and $888,000, respectively. The $647,000 decrease in cash used in fiscal 2004 over fiscal 2003 was directly related to fewer purchases of research and development equipment. The $99,000 decrease in cash used in fiscal 2003 over fiscal 2002 was directly related to fewer patents and trademarks costs in fiscal 2003.

FINANCING CASH FLOWS

         Net cash provided by financing activities amounted to $10,749,000 during fiscal 2004 primarily related to the Series D Preferred private placement of common stock with net proceeds of $8,421,000. In addition, $1,662,000 in proceeds were provided by the exercise of warrants.

         Net cash provided by financing activities amounted to $12,591,000 during fiscal 2003 primarily related to the private placement of common stock with net proceeds of $9,420,000 and proceeds of a convertible debt offering of $2,500,000. An additional $652,000 was received from the exercise of stock options and warrants.

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

TABLE OF CONTRACTUAL OBLIGATIONS

                Contractual Obligations                                             Payments due by period
-----------------------------------------------------------   ----------------------------------------------------------------
                                                                              Less than                             More than
                                                                  Total        1 year        1-3 years  3-5 years    5 years
                                                                  -----        ------        ---------  ---------    -------
Long-Term Debt Obligations                                    $  246,090     $  134,356     $  111,734      --          --
Capital Lease Obligations                                        485,000        445,000         40,000      --          --
Operating Lease Obligations                                      391,000        298,000         93,000      --          --
Purchase Obligations                                                  --             --             --      --          --
Other Long-Term Liabilities Reflected on the Registrant's             --             --
Balance Sheet under GAAP                                              --             --             --      --          --
                            Total                             $1,122,090     $  877,356     $  244,734    $ --        $ --

RESULTS OF OPERATIONS

FISCAL 2004 VS. FISCAL 2003

         During fiscal 2004 the Company recorded a $19,000 reversal on revenues due to inability to support customer use of the product during the cash constrained period. During the fourth quarter of the fiscal year, the Company completed the initial phase of the re-start plans for product launch of the enhanced IMPACT Test System. As adopted in fiscal 2003, the Company has elected to record revenue only when related cash has been collected. The Company recognized $53,000 for cost of goods sold which reflected the adjustment to raw materials at year-end as compared to $1,317,000 for increasing the reserves and warranty costs during fiscal 2003. A common theme throughout all the operating groups for fiscal year 2004 was the impact that the furlough had during the first half of the year and its effect on each segment, as the Company completed its replacement financing to fund operations. During fiscal 2004 the Company incurred $4,156,000 in research and development costs, $2,596,000 in general and administrative expenses and $671,000 in selling expenses, as compared with $9,791,000, $2,671,000 and $1,956,000, respectively, during fiscal 2003. The decrease of $5,635,000, or 58%, in research and development expenditures in fiscal 2004 primarily related to the reduced salary charges related to the reduction in the Company's workforce during the year and the transfer of the product from product development to manufacturing. General and administrative expenses decreased $75,000, or 3%, during fiscal 2004 as the Company had fewer administrative personnel over the course of the year. Selling expenses decreased $1,285,000, or 66%, during fiscal 2004 due to fewer sales and marketing staff members in addition to lower travel and marketing expenses. Depreciation and amortization during fiscal 2004 were $689,000 as compared to $638,000 for fiscal 2003. Interest expense for fiscal 2004 was $304,000 while interest income was $23,000, as compared to $458,000 and $77,000, respectively, for fiscal 2003.

FISCAL 2003 VS. FISCAL 2002

         During fiscal 2003 the Company recognized initial revenues of $49,000 from the sales of IMPACT Test Systems and Saliva Test Modules. While the Company believes it has met the criteria of SAB 101, due to delays in receiving payments on some of the Company's initial product shipments, the Company has elected to record revenue related to shipments made during the year ended March 31, 2003 only to the extent the related cash has been collected. The Company recognized $1,317,000 of cost of sales for the year ended March 31, 2003 which includes costs related to the warranty repair or replacement of IMPACT Test Systems already in the field and units being used for field evaluation, contingent sales (inventory being evaluated for purchase) and internal use, and a reserve of $747,000 for inventories which may be in excess of current requirements. During fiscal 2002, the Company recognized revenues of $136,000, and cost of sales of $623,000, including an adjustment of $350,000 for excess inventory. During fiscal 2003, the Company incurred $9,791,000 in research and development costs, $2,671,000 in general and administrative expenses and an additional $1,956,000 in selling expenses, as compared with $7,906,000, $2,494,000 and $1,896,000, respectively, during fiscal 2002. The increase of $1,885,000, or 24%, in research and development expenditures in 2003 primarily related to increased expenses due to transfer of product to manufacturing, a write down of inventory to offset modifications made to existing IMPACT Test Systems and write off of parts changed due to design modifications. General and administrative expenses increased $177,000, or 7%, primarily as a result of costs associated with the transfer to new corporate counsel with resulting fees from both law firms during the transfer period. Depreciation and amortization during fiscal 2003 were $638,000 as compared to $522,000 for fiscal 2002. Selling expenses increased $60,000, or 3%, as a result of increased staffing and focus on marketing the IMPACT Test System. Interest expense for fiscal 2003 was $458,000, including $201,000 in non-cash interest expense related to the amortization of debt discount, while interest income was $77,000, as compared to $168,000 and $355,000, respectively, for fiscal 2002.

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

         A critical accounting policy is defined as one that has both a material impact on the Company's financial condition and results of operations and requires the Company to make difficult, complex and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. The Company believes the following critical accounting policies involve significant judgements and estimates that are used in the preparation of the Company's financial statements.

INVENTORY

         Inventories are priced at the lower of cost or market using standard costs, which approximate actual costs on a first-in, first-out (FIFO) basis. The Company maintains a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. The Company maintains the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of transfer to the customer. Generally, title transfer is documented in the terms of sale.

         Standard costs are generally re-assessed at least annually and reflect achievable acquisition costs, generally the most recent vendor contract prices for purchased parts, currently obtainable assembly and test labor, and overhead for internally manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes.

         The Company maintains an allowance against inventory for the potential future obsolescence or excess inventory that is based on the Company's estimate of future sales. A substantial decrease in expected demand for the Company's products, or decreases in the Company's selling prices could lead to excess or overvalued inventories and could require the Company to substantially increase its allowance for excess inventory. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.

REVENUE RECOGNITION

         The majority of the Company's revenue is from sales of the IMPACT Test System. The Company recognizes revenue in the period in which cash payments are received for products shipped, title transferred and acceptance and other criteria are met in accordance with the Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. While the Company believes it has met the criteria of SAB 101, due to delays in receiving payments on some of the Company's initial shipments of products, the Company elected, during the quarter ended December 31, 2002, to begin recording revenue related to shipments only to the extent the related cash has been collected, based on the guidance provided in SAB 101, as amended by SAB
104. During the year ended March 31, 2004, the Company had $66,000 in product shipments to customers that are subject to customer evaluations and acceptance. These product shipments are included in finished goods inventory at cost.

WARRANTY AND RETURNS

         Typically, marketing and selling diagnostic instruments includes providing parts and service warranty to customers as part of the overall price of the product. The Company provides standard warranties for the systems that run generally for a period of twelve months from system acceptance. The Company does not provide warranties on sales of its cassette products as these items are perishable. Actual warranty expenses are incurred on a system-by-system basis. Because historical activity is minimal, the Company must rely on present information for a determination of future costs.

         The Company does not typically accept the return of either its instrument products or its disposable cassettes and therefore does not maintain a reserve. However, at the Company's discretion, it may allow for returns as dictated by the market, product enhancements, or any other business factor that may arise and the costs associated with these products would be expensed as a period cost in the month incurred.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Please see Item 14 of this Report for financial statements and supplementary data.

ITEM 9.  CHANGES IN ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 8, 2003, the Company was notified by its independent auditors, Ernst & Young, LLP, that they would not stand for re-election after completion of the current audit for the year ended March 31, 2003. The reports of Ernst & Young, LLP on the Company's financial statements for the prior two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles except for the inclusion of an explanatory paragraph which was included in their report for the year ended March 31, 2003 related to the uncertainty of the Company's ability to continue as a going concern. Additionally, Ernst & Young LLP's management letter related to their audit of the March 31, 2003 financial statements contained certain comments regarding material weaknesses noted. These particular comments related to the Company's internal controls in its accounting and financial reporting and related resources. The Company agreed to the inclusion of the explanatory language and the material weaknesses, which management believes has been properly resolved subsequent to March 31, 2003.

         In connection with the audits of the Company's financial statements for each of the two fiscal years ended March 31, 2003, and in the subsequent interim period, there were no disagreements with Ernst & Young, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young, LLP would have caused Ernst & Young, LLP to make reference to the matter in their report. The Company has authorized Ernst & Young to respond fully and without limitation to any inquiries of a successor independent audit firm to be retained by the Company. The Company approved Singer Lewak Greenbaum & Goldstein LLP as the successor firm beginning with the quarter ended June 30, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

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

         As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

         There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

         The following table contains certain information relating to the directors and executive officers of the Company as of May 31, 2004:

         NAME                       AGE      POSITION

         Stan Yakatan               61       Chairman of the Board
         Linda H. Masterson         53       President, Chief Executive Officer
                                             and Director
         Craig S. Montesanti        44       Chief Accounting Officer, Vice
                                             President Finance, Secretary
         Nuno Brandolini            50       Director
         William A. Cavendish       52       Director
         Peter S. Gold              79       Director
         M. Richard Wadley          60       Director

         The Company has a classified Board. Each director of the Company is elected to serve until the third Annual Meeting of Stockholders following his or her election or until his or her successor is elected and shall have qualified. Each officer of the Company is elected by the Board of Directors to serve at the discretion of the Board.

         The last Annual Meeting of Stockholders was held on January 14, 2004.

BUSINESS EXPERIENCE

         Stan Yakatan was elected as a director of the Company on June 16, 2000, and Chairman of the Board on September 20, 2003. During the past ten years, he has dedicated his career to helping establish new companies in conjunction with venture capital firms throughout the world on a project assignment basis, particularly in medical device, biotechnology, biopharmaceutical and hi-technology companies. Mr. Yakatan also has extensive experience in sales, marketing and business development and as a senior manager in a variety of diagnostic, biotechnology and pharmaceutical companies. From May 1999 to date, he has been serving as the Chairman, President and Chief Executive Officer of Katan Associates which furnishes advisory services to its clients on strategic planning, marketing, business development and other matters and assists its clients in obtaining financing. Since July 1994, he has served as a consultant to Medical Science Partners, an international healthcare venture fund, and a member of the investment committee of BioCapital, also a healthcare venture fund. From May 1996 to May 1999, he served as the Chairman, President and Chief Executive Officer of Quantum Biotechnologies, which develops products to the research products molecular biology market. From September 1994 to December 1995, he served as the President and Chief Executive Officer of CryoSurge, a medical device development stage company. From July 1969 to July 1994, he advanced from a sales representative to managerial positions to executive officerships with Sandoz, Inc., New England Nuclear, E.I. Dupont de Nemours & Co., ICN Pharmaceuticals Inc., New Brunswick Scientific, Inc., Unisyn Technologies, Inc., Proteine Performance and Cystar, Inc. Mr. Yakatan received his MBA from the Wharton School of Business of the University of Pennsylvania.

         Linda H. Masterson has over 30 years' industry experience, over 20 years' experience in marketing, sales and business development in the medical diagnostics, healthcare and biotechnology fields, and extensive experience as a senior manager. On May 31, 1996, she was elected a director of the Company and, on July 31, 1996, the President and the Chief Operating Officer of the Company. On May 23, 1997, she became the Chief Executive Officer of the Company (formally designated as such on May 26, 1997). On June 16, 2000, she was elected as Chairman of the Board of the Company, until September 20, 2003, when the Chairman and CEO positions were separated. Until May 13, 1996 when she became an employee of the then parent of the Company, she was employed as the Executive Vice President of Cholestech, Inc., a start-up diagnostic company, for which she developed and restructured that company's business strategy. In November 1993, Ms. Masterson founded Masterson & Associates, a company of which she was the President and owner until she joined Cholestech, Inc. in May 1994, which was engaged in the business of providing advice to start-up companies, including the preparation of technology and market assessments and the preparation of strategic business plans for biotech, medical device, pharmaceutical and software applications companies. From April 1992 to November 1993, Ms. Masterson was employed as the Vice President of Marketing and Sales of BioStar, Inc., a start-up biotech company focused on the commercialization of a new detection technology applicable to both immunoassay and hybridization based systems. From 1989 to 1992, she was employed as the Senior Vice President of Marketing, Sales and Business Development by Gen-Probe, Inc., a specialized genetic probe biotechnology company focused on infectious diseases, cancer and therapeutics. Prior to 1989, Ms. Masterson was employed for 12 years in various domestic and international marketing and sales positions at Johnson & Johnson, Inc., Baxter International Inc. and Warner-Lambert Company. Ms. Masterson has a B.S. in Medical Technology from the University of Rhode Island and an M.S. in Microbiology/ Biochemistry from the University of Maryland and attended the Executive Advanced Management Program at the Wharton School of Business at the University of Pennsylvania.

         Craig Montesanti has over 20 years experience in both public and private companies in a variety of finance and accounting positions, including several medical companies, and proven expertise in start-up and rapid growth environments. Mr. Montesanti was elected as Chief Accounting Officer, Secretary and Treasurer of LifePoint on January 14, 2004. From 2001, he was most recently the Vice President of Finance and Administration with Puroflow, Inc., a publicly traded manufacturer of filtration products that was recently acquired. Prior to Puroflow, Mr. Montesanti was Director of Finance and responsible for all financial operations at Aspen Marketing Group, a privately held provider of offline and online marketing services. Prior to Aspen Marketing Group, Mr. Montesanti held a variety of senior finance and accounting positions at VitalCom (GE Medical Systems Information Tech) and Trikon Tech, both publicly traded organizations, and started his career at Ioptex Research, Inc., a manufacturer of medical devices. Mr. Montesanti has an MBA from Pepperdine University and a B.S. in Business Management/Accounting from California State Polytechnic University.

         Nuno Brandolini was elected as a director of the Company on September 20, 2003. Mr. Brandolini has served as Chairman and Chief Executive Officer of Scorpion Holdings, Inc. since 1995. Prior to forming Scorpion Holdings, Mr. Brandolini served as Managing Director of Rosecliff, Inc., a leveraged buyout fund co-founded by Mr. Brandolini in 1993. Before joining Rosecliff, Mr. Brandolini was a Vice President at Salomon Brothers, Inc. where he was an investment banker involved in mergers and acquisitions in the Financial Entrepreneurial Group. Mr. Brandolini has also worked for Lazard Freres in New York and was President of the Baltheus Group, a merchant banking firm, and Executive Vice President of Logic Capital Corp., a venture capital firm. Mr. Brandolini was awarded a law degree by the University of Paris and received a M.B.A. from the Wharton School of Business of the University of Pennsylvania. He currently serves on the Board of Cheniere Energy (AMEX).

         William A. Cavendish was elected as a director of the Company on January 14, 2004. Mr. Cavendish is an international pharmaceutical executive with extensive senior management experience in world class U.S. and international companies. He also has broad based public and private company board of directors' experience. Mr. Cavendish is currently the President of Healthcap LLC, a company which performs advisory services for business development, venture capital and direct investment in small and medium size life-science companies. He is also the CEO and a director of Unihart Biotech Pharma NV, a drug discovery and development company focusing on virology and oncology. Until 2002, Mr. Cavendish was head of Pharmacia CHC International, a division of Pharmacia Corporation, and responsible for Pharmacia's consumer healthcare and nutritional business outside of North America. From 1977 until 2001, Mr. Cavendish held positions of increasing responsibility within American Home Products Corporation (now Wyeth Corporation), culminating with a senior management position in Whitehall International Inc., a division of American Home Products. Mr. Cavendish has a MS in Economics from the University of Rome and an MBA from Columbia University.

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

         M. Richard Wadley was elected as a director of the Company on December 5, 2003. Mr. Wadley is a proven CEO with over 25 years of successful general management and P&L experience with world-class Fortune 500 companies, as well as smaller entrepreneurial enterprises. He also has broad based public and private company Board of Directors experience. Mr. Wadley is currently the CEO of the Bayshore Group, a management and marketing consulting group focusing on building businesses through effective strategic planning, marketing and operational improvements, merger, acquisition, divestiture, and equity capital generation. From 1993 to 1999, Mr. Wadley was the Chairman and Chief Executive Officer of T-Chem Products, Inc., a leading private label cleaning products company serving major retailers in the Western U.S., and from 1988 until 1991, President and CEO of Alta-Dena Certified Dairy Inc, a $150 million regional agricultural business. Prior to 1988, Mr. Wadley was General Manager of Tambrands, Inc., and held positions of increasing importance in marketing for Hallmark Cards and Proctor & Gamble Co. He currently serves on the boards of private companies Legacy Interactive Inc. and Funosophy Inc. Mr. Wadley has a B.S. in Business Management from Brigham Young University and an MBA from Northwestern University.

AUDIT COMMITTEE FINANCIAL EXPERT

         All members of the Audit Committee meet AMEX's audit committee financial sophistication requirements. The Company does not have an "audit committee financial expert" (as defined in the rules and regulations of the Securities and Exchange Commission) serving on the Audit Committee, but the Company believes that the background and financial sophistication of its members are sufficient to fulfill the duties of the Audit Committee.

FAMILY RELATIONSHIPS

None

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely on a review of Forms 3, 4 and 5 furnished to LifePoint under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to the fiscal year ended March 31, 2004, LifePoint is not aware of any director, executive officer or beneficial owner of 10% of its common stock who failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2004.

         As of March 31, 2004, St. Cloud Investments, Ltd., General Conference Corporation of the Seventh-day Adventists and Jonathan Pallin were the only beneficial owners of 10% or more of the Common Stock known to the Company. Both investors have advised LifePoint that they have made timely filings with respect to its transactions in fiscal 2004.

CODE OF BUSINESS CONDUCT AND ETHICS

         In June 2004, the Company established a Code of Business Conduct and Ethics to help its officers, directors and employees comply with the law and maintain the highest standards of ethical conduct. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of the Company consistent with the highest standards of business ethics, and is intended to qualify as a "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. All of the Company's officers, directors and employees must carry out their duties in accordance with the policies set forth in the Code of Business Conduct and Ethics and with applicable laws and regulations. A copy of the Code of Business Conduct and Ethics can be accessed on the Internet via the Company's website at www.lifepoint.com. The Company intends to post any amendments to, and waivers from, the Code of Business Conduct and Ethics to the Company's website at www.lifepoint.com within five days following the date of such amendment or waiver.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table provides certain summary information concerning compensation paid or accrued by the Company during fiscal 2004 and the fiscal years ended March 31, 2003 ("fiscal 2003") and 2002 ("fiscal 2002") to the sole person who served as the Chief Executive Officer during fiscal 2004 and to the other executive officers who served during fiscal 2004.

                                                                    LONG-TERM COMPENSATION AWARDS
                                                                    -----------------------------
                                            ANNUAL COMPENSATION     RESTRICTED  SECURITIES   LTIP
                               FISCAL       -------------------       STOCK     UNDERLYING   PAYOUTS       ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR       SALARY($)    BONUS($)     AWARDS($)   OPTIONS(#)   ($)           COMPENSATION
---------------------------    -----      ----------   ---------    ----------  -----------  -----------   ------------
Linda H. Masterson,            2004          $171,398   $    --     $56,781     1,470,000      $    --       $    --
  Chief Executive Officer      2003          $168,218   $    --     $    --       120,000      $    --       $60,000(6)
  And President (1) (5)        2002          $167,164   $    --     $    --       142,840      $    --       $    --

Craig Montesanti (4)           2004           $32,063   $    --     $    --       475,000      $    --       $    --
  Vice President of Finance,
   Chief Accounting Officer

Donald Rutherford              2004          $132,449   $    --     $    --            --      $    --       $    --
  Chief Financial Officer (3)


Thomas J. Foley                2004          $118,272   $    --     $    --            --      $    --       $    --
  Senior Vice President,       2003          $132,081   $    --     $    --        60,000      $    --       $    --
   Research and Develop-       2002          $130,974   $    --     $    --        77,895      $    --       $    --
   ment(2) (5)

--------------------

(1) Ms. Masterson was elected the President of the Company effective August 1, 1996 and designated as its Chief Executive Officer on May 26, 1997.

(2) Dr. Foley was elected as Vice President, Research and Development effective March 9, 1998 and his title was changed by the Board to Senior Vice President, Research and Development on March 12, 1999. He retired as an employee and officer of LifePoint on January 1, 2004, but continues to work at LifePoint more than 50% of the time as a consultant.

(3) Mr. Rutherford was elected as an interim Chief Financial Officer on May 23, 2003 and terminated his employment on February 29, 2004.

(4) Ms. Montesanti was elected Vice President of Finance and Chief Accounting Officer on December 22, 2003.

(5) Ms. Masterson and Dr. Foley were subject to a 25% salary reduction for the period October 1, 2001 through March 31, 2002 and again from February 1, 2003 through July 2003. Ms. Masterson took no salary from March 21, 2003 through July 2003.

(6)      Ms. Masterson received $60,000 for her relocation to Southern
         California.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         On August 14, 1997, the Board of Directors adopted, subject to stockholder approval, the 1997 Stock Plan providing for the granting of options to purchase up to 1,000,000 shares of Common Stock to employees (including officers) and persons who also serve as directors and consultants of the Company. On June 5, 1998, the Board increased the number of shares subject to the 1997 Option Plan to 2,000,000, again subject to stockholder approval. Stockholder approval was given on August 13, 1998. The options may either be incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to be granted to employees or nonqualified stock options to be granted to employees, directors or consultants. On June 16, 2000, the Board of Directors adopted, and, on August 25, 2000, the stockholders approved, the Company's 2000 Stock Option Plan (the "2000 Option Plan") which would permit the granting of options to purchase an aggregate of 2,000,000 shares of Common Stock on terms substantially similar to those of the 1997 Option Plan. On September 20, 2003, the Board of Directors adapted, and on January 14, 2004, the Stockholders approved, the Company's 2003 Incentive Award Plan (the "2003 Option Plan") which would permit the granting of options to purchase an aggregate of 10,000,000 shares of Common Stock on terms substantially similar to those of the 2000 Option Plan.

         As of March 31, 2004, options to purchase an aggregate of 5,807,442 shares of the Common Stock granted to employees including officers, directors and consultants were outstanding. As of such date, options to purchase an aggregate of 851,741 shares of the Common Stock had been exercised and options to purchase an aggregate of 775,078 shares of the Common Stock were then exercisable. Options granted to date under both Option Plans have generally become exercisable as to one-quarter of the shares subject thereto on the first anniversary date of the date of grant and as to 1/36th of the remaining shares on such calendar day each month thereafter for a period of 36 months. Certain options will become exercisable upon the achievement of certain goals related to corporate performance and not that of the optionee. The exercise price per share for incentive stock options under the Code may not be less than 100% of the fair market value per share of the Common Stock on the date of grant. For nonqualified stock options, the exercise price per share may not be less than 85% of such fair market value. No option may have a term in excess of ten years.

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

         The following table contains information concerning the grant of options to the Chief Executive Officer of the Company and other named executive officers whose compensation for fiscal 2004 is reported in the Summary Compensation Table under this caption "Executive Compensation."

                               Individual Grants                                    Potential Realizable
                                          Percentage of                           Value at Assumed Annual
                           Number of      Total Options                             Rates of Stock Price
                          Securities        Granted to     Exercise               Appreciation for Option
                          Underlying       Employees in     or Base                       Term (3)
                            Options           Fiscal         Price    Expiration --------------------------
Name                      Granted (#)         2004(1)      ($/Sh) (2)    Date         5% ($)       10% ($)
-------------------     --------------    -------------   ----------- ---------- ---------------------------
Linda H. Masterson         1,470,000          34.1%          $0.37     3/22/14        $27,195      $54,390

Craig Montesanti             475,000          11.0%          $0.37     3/22/14         $8,788      $17,575

Don Rutherford                 -                -              -          -              -            -

Thomas J. Foley                -                -              -          -              -            -

-------------------

(1) Based upon options to purchase an aggregate of 4,315,800 shares of Common Stock granted in fiscal 2004.

(2) The exercise price was equal to 100% of the fair market value of the Common Stock at the date of grant as determined by the Compensation Committee at the time of grant.

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

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         Options to purchase 0 shares of the Common Stock were exercised by employees, during fiscal 2004.

         As indicated in the preceding section, the Company has never granted any stock appreciation rights.

         The following table shows the fiscal year-end option values for the Chief Executive Officer of the Company and the other named executive officers whose compensation for fiscal 2004 is reported in the Summary Compensation Table under this caption "Executive Compensation".

                                                                  Number of Securities        Value of Unexercised
                                  Shares                         Underlying Unexercised      In-The-Money Options At
                                Acquired on       Value        Options At Fiscal Year-End    Fiscal Year End ($) (1)
Name                           Exercise (#)    Realized ($)   (#)Exercisable/Unexercisable   Exercisable/Unexercisable
----------------------------   -------------  --------------  ----------------------------  --------------------------
Linda H. Masterson                   --        $        --          284,840/1,632,492                 $0/$0

Craig Montesanti                     --        $        --             0/475,000                      $0/$0

Don Rutherford                       --        $        --                --                            --

Thomas J. Foley                      --        $        --                --                            --

-----------------

(1) The market value of the options on March 31, 2004 is based on the closing sale price of $0.37 per share on that date.

OTHER COMPENSATION

         The Company currently has no pension plan in effect and has in effect no restricted stock plan, no stock appreciation rights nor any other long-term incentive plan under which grants or allocations may be made in the fiscal 2004 or thereafter.

COMPENSATION OF DIRECTORS

         On March 5, 2004, the Board of Directors modified the compensation arrangements previously adopted on December 13, 2002 and modified on September 20, 2003 for outside directors. In consideration of the services to be performed as a director of the Company, each director who is not an employee of the Company, or any subsidiary of the Company (if hereafter created), or is not a consultant to the Company, or, when incorporated, any subsidiary of the Company, and who is not paid a fee on a monthly basis, shall receive as compensation in lieu of cash compensation; (1) each new non-employee director will receive an initial grant of options to purchase 100,000 shares of the Corporation's Common Stock upon election to the Board and thereafter will receive an annual grant of 25,000 options for continued service on the Board, (2) each non-employee Committee chairman shall receive an annual grant of 10,000 stock options, granted at the beginning of each calendar year, (3) each non-employee Committee member shall receive an annual grant of 5,000 stock options for such service. The initial grant shall be on the day of his or her first election as a director of the Company, whether by the Board or the stockholders, and thereafter on the anniversary day of such first election. The stock option grants for committee service shall be made at the beginning of each calendar year. The exercise price of each option or stock option shall be the Fair Market Value as determined pursuant to the 2003 Option Plan or the 2000 Option Plan on the respective date of the grant, or if not a business day, on the preceding day on which the Common Stock was traded. Each option will expire ten years from its date of grant and will become exercisable as to one third of the shares of the Common Stock on the first anniversary of the date of grant and 1/24th of the remaining shares of the Common Stock on the same date each month thereafter for a period of 24 months, with any odd amount being exercisable in the 24th month. (4) Additionally, for each scheduled meeting attended in person, $1,500 would be paid to each director plus normal and usual travel expenses. (5) Since the Chairman of the Board spends 2-3 days per month working with the Company, the Chairman will now receive a stipend of $3,000 per month for that time.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Company's executive officer compensation program is administered and reviewed by the Compensation Committee of the Board of Directors consisting of directors (currently three) who are neither officers nor employees of the Company and who have no other interlocks with the Company. The Compensation Committee currently consists of Messrs. Nuno Brandolini, William A. Cavendish and M. Richard Wadley, with Mr. Brandolini serving as its Chairperson. Messrs. Brandolini, Cavendish and Wadley were appointed to the Compensation Committee by the Board on January 14, 2004. Appointments to the Compensation Committee are reviewed on an annual basis.

POLICY AND MISSION

         The Compensation Committee has determined that the compensation program for the Company's executive officers should not only be adequate to attract, motivate and retain competent personnel, but should also - to the extent feasible - be related to the short-term and long-term objectives of the Company. Because the Company had continued to derive little revenues from products or services through fiscal year ended March 31, 2004 ("fiscal 2004"), the Compensation Committee has not been able to relate executive compensation to the financial performance of the Company in terms of an officer's contribution to profitability.

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

         Although the Compensation Committee, prior to March 23, 2001, has not used performance goals as the basis for determining monetary compensation, it has used the achievement of operational objectives by the Company as the basis for determining the exercisablity of certain warrants and options. On March 23, 2001, the Compensation Committee adopted the LifePoint, Inc. Management Bonus Plan (the "Bonus Plan") pursuant to which officers can earn cash compensation equal to a percentage of their base salary based on the achievement of goals during the prior fiscal year, commencing with fiscal 2002. At least one of a participant's annual goals must relate to the Company's overall performance, while the others may relate to his or her area of specific responsibility. The Bonus Plan reserves the right of the Compensation Committee to defer payment of the cash bonuses if the members are concerned about the liquidity of the Company or any delay in its achieving profitability. The Compensation Committee, in adopting the Bonus Plan, believed that this new incentive was necessary for the attraction, motivation and retention of key personnel in view of what competitors offer. The Compensation Committee remains of the opinion that the Bonus Plan is necessary for competitive reasons even without achievement of the revenues and profitability when initially projected and that its reserve power will enable the Committee to protect stockholders' interests should the Company's financial position at the end of any fiscal year so require. The Compensation Committee has exercised its right to defer payment of bonuses for fiscal 2003 during fiscal 2004 due to the financial constraints of the Company.

         The Compensation Committee, on the anniversary date of the initial grant, reviews the grants of options to optionees, including executive officers, in accordance with an approved formula for future grants and an evaluation of the optionee's performance in the prior year. Although the Compensation Committee receives a report as to any annual increases in an executive officer's base salary (the initial salary having been approved by the Board of Directors or the Compensation Committee), the Compensation Committee currently (under the Company's Grants of Authority) only approves increases raising an annual base salary to $150,000 or more. Currently, only the Chief Executive Officer, the

Chief Accounting Officer and the Senior Vice President, Research and Development requires approval of her or his salary. The Chief Executive Officer approves the increases for the other executive officers provided that the base salary, after the increase, is below $150,000.

         Because of the delay in bringing the Company's product to market, no employee in the Company has received a salary increase from September 2000, until March 2004. However, since there had been no salary increases within the last three years, and salary decreases twice during the past two years, most long-term employees salaries were well below standards in the industry and those of new employees; therefore, a salary increase for long-term employees was approved in March 2004.

CHIEF EXECUTIVE OFFICER'S COMPENSATION IN 2004

         As indicated above, the Compensation Committee has based its salary and option awards to the Chief Executive Officer based on its review of independent survey data for comparable companies and its evaluation of her performance, as well as taking into consideration the cash requirements of the Company. Despite the Committee's unanimous approval of her performance, in determining on June 14, 2002 that her base salary should be increased to $207,500 for the balance of fiscal 2003 and until the Compensation Committee otherwise authorizes, the Compensation Committee elected to delay the implementation of the salary increase until March 2004, when salary increases were implemented for all employees. The Compensation Committee made its determination on a similar basis as it previously did in 2000 and 2002. Since March 21, 2003 until September 2003 when a financing was completed, the Chief Executive Officer voluntarily deferred her compensation. The Compensation Committee believes that, as the Company's revenues begin to grow and ultimately as profitability is achieved, the Chief Executive Officer's compensation will be evaluated on a basis more typical to chief executive officers in an operational company.

         The Chief Executive Officer has been granted warrants, participates in the option plans of the Company and participates in the Bonus Plan.

OTHER OFFICER'S COMPENSATION IN 2004

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

BOARD ACTION

         The directors who are not members of the Compensation Committee receive copies of minutes of the meetings of the Compensation Committee so that they are aware of its actions. The other Board members who are not executive officers have not elected to have the Board reconsider any action of the Compensation Committee.

         Submitted by the Compensation Committee on June 20, 2004.

                                                 Nuno Brandolini, Chairman
                                                 William A. Cavendish
                                                 M. Richard Wadley

INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         During fiscal 2004, Roger G. Stoll, Peter S. Gold, Paul Sandler and Nuno Brandolini, William A. Cavendish and M. Richard Wadley, who replaced Messrs. Gold, Stoll and Sandler respectively, served as members of the Board's Compensation Committee, with Mr. Gold then Mr. Brandolini serving as Chairperson. None of the foregoing is, or ever was, an officer or employee of the Company. In addition, none of the foregoing had any relationship with the Company requiring disclosure under any paragraph of Item 404 of Regulation S-K under the Securities Act and Exchange Act. No executive officer of the Company serves on the compensation committee or board of directors of any other entity.

PERFORMANCE GRAPH

              The following performance graph were prepared on the basis of a comparison with companies on The Nasdaq Stock Market because no comparable data was available with respect to companies on the AMEX on which the Common Stock is listed. Since its inception, the Company has not paid any dividends to the holders of the Common Stock.


                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
                              PERFORMANCE GRAPH FOR
                                LIFEPOINT, INC.


                              [GRAPH APPEARS HERE]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

         The following table sets forth, as of March 31, 2004, certain information with respect to (1) any person known to us who or which beneficially owned more than 5% of the Common Stock, (2) each director of the Company, (3) the Chief Executive Officer and (3) all directors and executive officers as a group. Each beneficial owner who is a natural person has advised us that he or she has sole voting and investment power as to the shares of the Common Stock, except that, until a common stock purchase warrant or an option is exercised, or a share of preferred stock is converted, there is no voting right.

                                                                             PERCENTAGE OF
                                                   NUMBER OF SHARES OF       COMMON STOCK
                                                      COMMON STOCK           BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER               BENEFICIALLY OWNED         OWNED (1)
-----------------------------------------------   ----------------------     -------------
St. Cloud Investments, Ltd.                            46,724,092 (2)            45.5%
2525 Michigan Avenue, Suite A5
Santa Monica, CA  90404

General Conference Corporation of
Seventh-day Adventists                                 36,314,471 (3)            41.5%
12501 Old Columbia Pike
Silver Spring, MD  20804-6600

Jonathan J. Pallin                                     19,712,304 (4)            26.9%
722 Starlight Heights Drive
La Canada, CA  91011

Linda Masterson                                         2,355,854 (5)             4.1%
1205 South Dupont Street
Ontario, CA 91761

Peter S. Gold                                             950,157 (6)             1.7%
1205 South Dupont Street
Ontario, CA 91761

Nuno Brandolini (8)                                       334,034 (7)              nil
1107 Broadway, Ste: 1300
New York, NY 10010

Stan Yakatan (10)                                          38,126 (9)              nil
1205 South Dupont Street
Ontario, CA 91761

William Cavendish(11)                                               -              nil
1205 South Dupont Street
Ontario, CA 91761

                                                                                  PERCENTAGE OF
                                                        NUMBER OF SHARES             COMMON
                                                        OF COMMON STOCK               STOCK
                                                          BENEFICIALLY             BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                         OWNED                  OWNED (1)
--------------------------------------------------------------------------------------------------
M. Richard Wadley(11)                                                 -                nil
1205 South Dupont Street
Ontario, CA 91761

Craig Montesanti(12)                                                  -                nil
1205 South Dupont Street
Ontario, CA 91761

All directors and executive                              3,678,171 (13)               6.3%
Officers as a group (7 persons)

1. The percentages computed in this column of the table are based upon 56,881,659 shares of the Common Stock which were outstanding on March 31, 2004. Effect is given, pursuant to Rule 13d-3(1)(i) under the Exchange Act, to shares issuable upon the exercise of common stock purchase warrants and options currently exercisable or exercisable within 60 days of March 31, 2004 and to the shares issuable upon the conversion of shares of the Company's Series C Preferred Stock, $.001 par value (the "Series C Preferred Stock") and shares of the Company's Series D Preferred Stock, $.001 par value (the "Series D Preferred Stock"), all of which shares are currently convertible.

2. The shares of the Common Stock reported in the table include (a) 19,690,931 shares issuable upon the exercise by this holder and its affiliates at $0.50 per share of a common stock purchase warrants expiring June 19, 2006 and July 13, 2008; (b) 625,000 shares issuable upon the exercise by this holder and its affiliates at $3.00 per share of a common stock purchase warrant expiring March 13, 2005; (c) 15,545,753 shares issuable upon the conversion of 35,095 shares of the Series C Preferred Stock; (d) 9,905,897 shares issuable upon the conversion of 2,879 shares of the Series D Preferred Stock.

3. The shares of the Common Stock reported in the table include (a) 19,294,868 shares issuable upon the exercise by this holder and its affiliate at $0.50 per share of a common stock purchase warrants expiring November 11, 2007 and September 20, 2008; (b) 580,579 shares issuable upon the conversion of 28,571 shares of the Series C Preferred Stock; (c) 9,322,548 shares issuable upon the conversion of 2,712 shares of the Series D Preferred Stock; (d) 333,424 shares issuable upon the exercise as $3.00 per share of a common stock purchase warrant expiring June 19, 2006; (e) 500,000 shares issuable upon the exercise at $3.25 per share of a common stock purchase warrant expiring January 29, 2007; (f) 548,324 shares issuable upon the exercise at $3.00 per share of a common stock purchase warrant expiring February 28, 2005, June 19, 2006 and March 30.

4. The shares of the Common Stock reported in the table include (a) 11,212,304 shares issuable upon the exercise at $.50 per share of a common stock purchase warrants expiring February 18, 2008 and September 20, 2008; (b) 5,300,000 shares issuable upon the conversion of 1,544 shares of the Series D Preferred Stock.

5. The shares of the Common Stock reported in this table as being beneficially owned by Ms. Masterson are held, or, following exercise, will be held by Robert P. Masterson and Linda H. Masterson, Trustees of Masterson Family Trust, dated September 23, 2000 and include (a) 6,992 shares issuable upon the exercise at $.50 per share of an option expiring June 29, 2008; (b) 57,500 shares issuable upon the exercise at $1.67 per share of an option expiring October 9, 2009; (c) 102,500 shares issuable upon the exercise at $6.00 per share of an option expiring October 19, 2010 (d) 80,348 shares issuable upon the exercise at $3.17 per share of two options each expiring December 6, 2011 and
         (e) 37,500 shares issuable upon the exercise at $1.65 per share of an option expiring December 12, 2012.

6. A director of the Company and include (a) 15,000 shares issuable upon the exercise at $1.81 per share of an option expiring April 15, 2009;
         (b) 9,792 shares issuable upon the exercise at $3.22 per share of an option expiring April 15, 2010; (c) 7,292 shares issuable upon the exercise at $4.09 per share of an option expiring April 15, 2012 and
         (d) 13,281 shares issuable upon the exercise at $1.65 per share of an option expiring December 12, 2012.

7. The shares of the Common Stock reported in the table include (a) 103,323 shares issuable upon the exercise by this holder and its affiliate at $0.50 per share of a common stock purchase warrants expiring July 13, 2008 and September 20, 2008; (b) 109,656 shares issuable upon the conversion of 875 shares of the Series C Preferred Stock; (c) 10,211 shares issuable upon the exercise as $0.50 per share of a common stock purchase warrant expiring June 19, 2006 and (d) 105,094 shares issuable upon the conversion of 16 shares of Series D Preferred Stock.

8. A director of the Company, Mr. Brandolini is the beneficial holder of 50% of the Scorpion Acquisition LLC holdings.

9. The shares of the Common Stock reported include (a) 14,063 shares issuable upon the exercise at $6.56 per share of an option expiring June 15, 2010; (b) 6,875 shares issuable upon the exercise at $3.48 per share of an option expiring June 14, 2011; (c) 4,375 shares issuable upon the exercise at $2.41 per share of an option expiring June 13, 2012 and (d) 12,813 shares issuable upon the exercise at $1.65 per share of an option expiring December 12, 2012.

10.      The Chairman of the Board of the Company.

11.      A director of the Company.

12.      The Chief Accounting Officer, Secretary and Treasurer of the Company.

13. The shares of the Common Stock reported in the table include (a) those issuable upon the exercise of the common stock purchase warrants and the options described in Notes (3), (5), (6), (7) and (9) to the table;
         (b) 15,000 shares issuable to an executive officer upon his exercise at $1.81 per share of an option expiring April 15, 2008; (c) 9,792 shares issuable to the same executive officer upon his exercise at $3.22 per share of an option expiring April 15, 2010; (d) 7,292 shares issuable to the same executive officer upon his exercise at $4.09 per share of an option expiring April 15, 2012; (e) 13,281 shares issuable to the same executive officer upon his exercise at $1.65 per share of an option expiring December 12, 2012; (f) 14,063 shares issuable to an executive officer upon his exercise at $6.56 per share of an option expiring June 15, 2010; (g) 6,875 shares issuable to the same executive officer upon his exercise at $3.48 per share of an option expiring June 14, 2011; (h) 4,375 shares issuable to the same executive officer upon his exercise at $2.41 per share of an option expiring June 13, 2012;
         (i) 12,813 shares issuable to the same executive officer upon his exercise at $1.65 per share of an option expiring December 12, 2012;
         (j) 103,323 shares issuable upon the exercise by an executive officer at $0.50 per share of a common stock purchase warrants expiring July 13, 2008 and September 20, 2008; (k) 109,656 shares issuable to the same executive officer upon the conversion of 875 shares of the Series C Preferred Stock; (l) 10,211 shares issuable to the same executive officer upon the exercise as $0.50 per share of a common stock purchase warrant expiring June 19, 2006 and (m) 105,094 shares issuable to the same executive officer upon the conversion of 16 shares of Series D Preferred Stock. (n) 6,992 shares issuable to another executive officer upon her exercise at $0.50 per share of an option expiring June 29, 2008; (o) 57,500 shares issuable to the same executive officer upon her exercise at $1.67 per share of an option expiring October 9, 2009; (p) 102,500 shares issuable to the same executive officer upon her exercise at $6.00 per share of an option expiring October 19, 2010; (q) 80,348 shares issuable to the same executive officer upon her exercise at $3.17 per share of two options each expiring December 6, 2011 and (r) 37,500 shares issuable to the same executive officer upon her exercise at $1.65 per share of an option expiring December 12, 2012.

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

         On December 15, 2000, the Board of Directors authorized that an executive officer who has, or will in the future execute, a Note in payment of the exercise price for an option or warrant may, at his or her election, surrender to the Company shares of the Common Stock issued upon exercise to payoff the Note. The number of shares surrendered is determined by taking the total principal on the Note plus all accrued interest and dividing it by the Fair Market Value (as defined in the 2000 Option Plan) on the date of surrender. On December 2, 2002 Linda H. Masterson, Chief Executive Officer, surrendered 424,586 shares to payoff Notes due to the Company totaling $897,500 in principal and $36,588 in interest. Ms. Masterson has no further Notes due to the Company. As of March 31, 2004, there were no outstanding Notes due to the Company. Due to the recent changes enacted under The Sarbanes-Oxley Act of 2002, the Company will accept no further Notes in favor of the Company from executive officers covered by the Sarbanes-Oxley Act.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Company replaced Ernst & Young LLP as its independent auditor with Singer Lewak Greenbaum & Goldstein LLP beginning with the fiscal quarter ended June 30, 2003. The following table presents fees for professional services rendered by Ernst & Young LLP and Singer Lewak Greenbaum & Goldstein LLP for the audit of the Company's annual financial statements for the fiscal years ended March 31, 2004 and March 31, 2003, and fees billed for other services rendered by Ernst & Young LLP and Singer Lewak Greenbaum & Goldstein LLP during those periods. Certain amounts for the fiscal year ended March 31, 2003 have been reclassified to conform to the presentation for the fiscal year ended March 31, 2004.

                                           MARCH 31,         MARCH 31,
                                             2004              2003
                                         -------------    -------------

                  Audit Fees             $    170,651     $    109,755
                  Audit Related Fees           54,841           45,000
                  Tax Fees                      5,350            4,815
                  All Other Fees               32,040            1,750
                                         -------------    -------------
                    Total                $    262,882     $    161,320
                                         =============    =============

         Audit fees include the audit of the Company's annual financial statements presented in the Company's Annual Report on Form 10-K, reviews of interim financial statements presented in the Company's Quarterly Reports on Form 10-Q and accounting, reporting and disclosure consultations related to those audits. Tax fees include consultations on technical matters. All other fees include advisory services.

         The Company's Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Singer Lewak Greenbaum & Goldstein LLP, and has concluded that the provision of such services is compatible with maintaining the independence of the Company's auditors.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS:

         The LifePoint financial statements appear in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                                PAGE
                                                                                ----
           Report of Independent Auditors                                        F-1
           Balance Sheets as of March 31, 2004 and 2003                          F-3
           Statements of Operations for the years ended March 31, 2004,
                    2003, and 2002                                               F-4
           Statements of Stockholders' Equity (Deficit) for the years
                    ended March 31, 2004, 2003 and 2002                          F-5
           Statements of Cash Flows for the years ended March 31, 2004,
                    2003 and 2002                                                F-7
           Notes to Financial Statements                                         F-9

    (2)  FINANCIAL STATEMENT SCHEDULES

         Financial Statement Schedules are omitted as they are not required, are inapplicable, or the information is included in the financial statement or notes thereon.

(b) REPORTS ON FORM 8-K

         The following Report on Form 8-K was filed during the last quarter of the period covered by this Form 10-K Report.

         On February 11, 2004, the Company filed a Current Report on Form 8-K with the SEC related to the press release, dated February 11, 2004, relating to the Company's results for the quarter ended December 31, 2003.

         On February 12, 2004, the Company filed a Current Report on Form 8-K with the SEC related to the Company's Letter to Stockholders, dated February 12, 2004, regarding the Company's current status.

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

 EXHIBIT
  NUMBER                                   EXHIBIT TITLE
------------      --------------------------------------------------------------
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

3(a)(4) Copy of Certificate of Designations as filed in Delaware on June 20, 2001.(3)

3(a)(4) Copy of Restated Certificate of Incorporation as filed in Delaware on January 28, 2002.(4).

3(b)              Copy of By-Laws of LifePoint as adopted on February 26,
                  1999.(1)

3(b)(1) Copy of By-Laws of LifePoint as effective on September 1, 2000 superseding those filed as Exhibit 3(b) hereto.(2)

3(b)(2) Copy of By-Laws of LifePoint as effective on September 1, 2000 superseding those filed as Exhibit 3(b) hereto.

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

 EXHIBIT
  NUMBER                                   EXHIBIT TITLE
------------      --------------------------------------------------------------

10(d)(6) Copy of Sixth Amendment dated March 31, 1999 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant.(1)

10(d)(7) Copy of Seventh Amendment dated December 18, 2000 to Lease dated March 18, 1991 by and between Rancho Cucamonga Business Park (now The Realty Trust) as landlord and SAT (now LifePoint) as tenant.(12)

10(e)             Copy of LifePoint's 1997 Stock Option Plan.(7)

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

10(i)             Lease Agreement dated July 14, 1999 between LifePoint and
                  FirstCorp.(13)

10(j) Copy of Lease expiring July 31, 2005 by and between Slater Properties as landlord and LifePoint as Tenant.(13)

10(k) Lease Agreement dated August 28, 2000 between LifePoint and Finova Capital Corporation.(14)

10(l) Copy of Exclusive Distribution Agreement between LifePoint, Inc and CMI, Inc.(15)

16                Letter from Ernst & Young LLP dated July 14, 2003.(16)

23                Consent of Ernst & Young LLP

23.1              Consent of Singer Lewak Greenbaum & Goldstein LLP

23.2              Consent of Ernst & Young LLP

31                Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.

32 Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.

------------------

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

(16) Filed as an exhibit to LifePoint's Annual Report on Form 10-K for the year ended March 31, 2003 and incorporated herein by this reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2004.

                                      LIFEPOINT, INC.
                                      (Registrant)

                                      By: /s/ Linda H. Masterson
                                          -------------------------------------
                                          Linda H. Masterson
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on June 28, 2004.

Signature                                            Title
---------                                            -----

/s/ Linda H. Masterson              Principal Executive Officer and a Director
---------------------------
Linda H. Masterson


/s/ Craig S. Montesanti             Principal Financial Officer
---------------------------
Craig S. Montesanti


/s/ Nuno Brandolini                 Director
---------------------------
Nuno Brandolini


/s/ William A. Cavendish            Director
---------------------------
William A. Cavendish


/s/ Peter S. Gold                   Director
---------------------------
Peter S. Gold


/s/ M. Richard Wadley               Director
---------------------------
M. Richard Wadley


/s/ Stan Yakatan                    Director
---------------------------
Stan Yakatan

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of
LifePoint, Inc.

We have audited the accompanying balance sheet of LifePoint, Inc. (the "Company") as of March 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the year ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifePoint, Inc. at March 31, 2004, and the results of their operations and their cash flows for the year ended March 31, 2004, in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations. In addition, the Company has incurred negative cash flows from operations and has accumulated a significant deficit on its balance sheet. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                            /s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
                            ------------------------------------------


Los Angeles, California
June 10, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of
LifePoint, Inc.

We have audited the accompanying balance sheet of LifePoint, Inc. (the "Company") as of March 31, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years in the period ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifePoint, Inc. at March 31, 2003, and the results of its operations and its cash flows for the years in the period ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.


                                      /s/ ERNST & YOUNG LLP
                                      ---------------------

Orange County, California
June 27, 2003

                                            LIFEPOINT, INC.

                                             BALANCE SHEETS

                                                                                    MARCH 31,
                                                                        -------------------------------
                                                                            2004               2003
                                                                        -------------     -------------
ASSETS

Current assets:
  Cash and cash equivalents                                             $  3,710,761      $     75,588
  Accounts receivable, net of allowance of $0 and                             65,650                --
     $120,000 at March 31, 2004 and 2003, respectively
  Inventory, net of reserve of $1,097,000                                  2,309,343         2,376,583
     at March 31, 2004 and 2003, respectively
  Prepaid expenses and other current assets                                  245,918           337,343
                                                                        -------------     -------------
          Total current assets                                             6,331,672         2,789,514
Property and equipment, net                                                1,881,826         2,428,141
Patents and other assets, net                                                595,673           690,555
                                                                        -------------     -------------
                                                                        $  8,809,171      $  5,908,210
                                                                        =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                      $    976,581      $  2,871,963
  Accrued expenses                                                         1,030,848           683,439
  Notes payable, current portion                                             134,356           388,859
  Notes payable - bank                                                       160,650                --
  Capital lease, short-term                                                       --           412,606
                                                                        -------------     -------------
          Total current liabilities                                        2,302,435         4,356,867
Notes payable, net of current                                                151,734                --
Convertible debt, net of discount                                                 --         1,620,250
                                                                        -------------     -------------
   Total liabilities                                                       2,454,169         5,977,117
Commitments and contingencies (Note 7)
Stockholders' equity (deficit):
  Preferred stock, Series C 10% cumulative convertible, $.001                    377               390
    par value, 600,000 shares authorized, 377,434 and 389,791
    shares outstanding at March 31, 2004 and 2003, respectively
  Preferred stock, Series D 10% cumulative convertible, $.001                      9                --
    par value, 15,000 shares authorized, 9,584 and none
    outstanding at March 31, 2004 and 2003, respectively
 Common stock, $.001 par value; 350,000,000 shares                            57,039            37,226
    authorized, 57,037,597 and 37,226,378 shares issued and
    outstanding at March 31, 2004 and 2003, respectively
  Additional paid-in capital                                              78,231,867        57,966,015
  Dividends payable in common stock                                        1,354,847                --
  Notes receivable-key employee                                                   --           (15,000)
  Accumulated deficit                                                    (73,289,137)      (58,057,538)
                                                                        -------------     -------------
           Total stockholders' equity (deficit)                            6,355,002           (68,907)
                                                                        -------------     -------------
                                                                        $  8,809,171      $  5,908,210
                                                                        =============     =============
                                        See Accompanying Notes.

                                          LIFEPOINT, INC.

                                     STATEMENTS OF OPERATIONS

                                                               YEARS ENDED MARCH 31,
                                                 -------------------------------------------------
                                                      2004              2003              2002
                                                 -------------     -------------     -------------

Net revenues (returns)                           $    (18,500)     $     48,713      $    135,980

Costs and expenses:
  Cost of goods sold                                   52,858         1,317,189           623,242
  Research and development                          4,156,256         9,791,049         7,906,325
  Selling expenses                                    671,434         1,955,531         1,895,839
  General and administrative expenses               2,596,180         2,671,170         2,494,421
                                                 -------------     -------------     -------------
    Total costs and expenses from operations        7,476,728        15,734,939        12,919,827
                                                 -------------     -------------     -------------
Loss from operations                               (7,495,228)      (15,686,226)      (12,783,847)

Interest income                                        23,452            77,069           355,025
Interest expense                                     (304,368)         (458,031)         (168,142)
Discount on settlement of trade payables              763,301                --                --
                                                 -------------     -------------     -------------
   Total other (expense) income                      (482,385)         (380,962)          186,883
                                                 -------------     -------------     -------------
Net loss                                           (7,012,843)      (16,067,188)      (12,596,964)

Less registration effectiveness fee                        --           981,551                --
Less beneficial conversion expense                  6,501,649                --                --
Less accrued preferred dividends                    1,717,105         1,369,862           995,837
                                                 -------------     -------------     -------------
Loss applicable to common stockholders           $(15,231,597)     $(18,418,601)     $(13,592,801)
                                                 =============     =============     =============
Weighted average common shares
  outstanding - basic and diluted                  42,295,501        35,827,837        31,747,342
                                                 =============     =============     =============
Basic and diluted net loss
  per common share                               $      (0.36)     $      (0.51)     $      (0.43)
                                                 =============     =============     =============

                                      See Accompanying Notes.

                                                          LIFEPOINT, INC.
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                       For the Periods Ending March 31, 2004, 2003, and 2002

                                                                                Dividends    Note
                            Preferred              Common           Additional   payable  receivable
                              stock                stock             paid-in       in         key       Accumulated
                         Shares   Amount     Shares      Amount      capital     common    employees      deficit         Total
                         ------   ------     ------      ------      -------    --------  -----------   ------------  ------------
Balance at
   March 31, 2001        75,000  $  75     31,516,927   $ 31,517   $ 34,733,520 $     -  $(2,028,864)  $(26,046,136)  $  6,690,112
 Cashless payment
   on officer notes          --      --      (474,906)      (475)    (2,478,533)      -    2,190,552             --       (288,456)
 Exercise of stock
  options                    --      --       430,838        431        443,638       -     (214,188)            --        229,881
 Variable option
  expense                    --      --            --         --         30,655       -           --             --         30,655
 Exercise
  warrants                   --      --       743,460        743      1,443,092       -     (860,000)            --        583,835
 Cancellation of
   Series B
   preferred stock      (75,000)    (75)           --         --     (2,999,925)      -           --             --     (3,000,000)
 Sale of preferred
  stock through
  private placement
  net of $1,258,955
  offering costs        393,916     394            --         --     12,527,711       -           --             --     12,528,105
 Common stock issued
  as payment for
  interest
  on 2nd close of
  Series C preferred
  stock                      --      --        12,185         12         34,718       -           --             --         34,730
 Dividend on Series
  C preferred stock          --      --       303,514        304        995,533       -           --       (995,837)            --
Net loss                     --      --            --         --             --       -           --    (12,596,964)   (12,596,964)
                       ------------------------------------------------------------------------------------------------------------
Balance at
   March 31, 2002       393,916     394    32,532,018     32,532     44,730,409       -     (912,500)   (39,638,937)     4,211,898
 Cashless payment
   on officer notes          --      --      (422,901)      (423)      (924,854)      -      897,500             --        (27,777)
 Exercise of stock
   options                   --      --        15,925         16         25,818       -           --             --         25,834
 Exercise of
   warrants                  --      --       875,289        875        625,267       -           --             --        626,142
 Warrants and
   options issued
   to non-employees          --      --            --         --         90,215       -           --             --         90,215
 Sale of common
   stock through
   private placement
   net of $780,112
   offering costs            --      --     2,720,000      2,720      9,417,168       -           --             --      9,419,888
 Discount on
   convertible debt          --      --            --         --      1,035,000       -           --             --      1,035,000
 Discount on note
   payable                   --      --            --         --        250,000       -           --             --        250,000
 Common stock and
   warrants issued as
   payment of
   registration
   effectiveness fee         --      --       260,232        260      1,348,372       -           --       (981,551)       367,081
 Dividend on Series
   C preferred stock         --      --     1,197,677      1,198      1,368,664       -           --     (1,369,862)            --
 Conversion of
   preferred stock       (4,125)     (4)       48,138         48            (44)      -           --             --             --
Net loss                     --      --            --         --             --       -           --    (16,067,188)   (16,067,188)
                       ------------------------------------------------------------------------------------------------------------
Balance at
   March 31, 2003       389,791     390    37,226,378     37,226     57,966,015       -      (15,000)   (58,057,538)       (68,907)
 Exercise of warrants        --      --     5,539,612      5,540      1,657,635       -           --             --      1,663,175
 Conversion of Series
   C preferred stock    (12,357)    (13)      786,791        787           (799)      -           --             --            (25)
 Beneficial
   conversion feature
   on Series D
   preferred                 --      --            --         --      6,501,649       -           --             --      6,501,649
 Issuance of
   restricted shares
   to personnel              --      --       945,387        945        348,848       -           --             --        349,793
 Issuance of shares
   to vendor for
   services                  --      --        53,890         54         26,891       -           --             --         26,945
 Issuance of shares
   to director
   emeritus                  --      --        50,000         50         18,450       -           --             --         18,500

                                                           LIFEPOINT, INC.
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            For the Period March 31, 2004, 2003, and 2002

                                                                                 Dividends    Note
                            Preferred               Common           Additional   payable  receivable
                              stock                 stock             paid-in       in         key      Accumulated
                         Shares    Amount     Shares      Amount      capital     common    employees     deficit       Total
                         ------    ------     ------      ------      -------    --------   ----------  ------------  ----------
  Return of stock
    from employee             --    --       (71,987)       (71)       (26,565)          --  15,000            --       (11,636)
  Premium on Series
    C preferred stock
    conversion                --    --        24,880         25             --           --      --            --            25
  Sale of preferred
    stock through
    private placement         --    --            --         --      8,058,316           --      --            --     8,058,316
  Conversion of Series
    D preferred stock      5,328     5    11,408,859     11,409        (11,404)          --      --            --            10
  Conversion of debt
    into shares of
    Series D preferred     4,256     4            --         --      3,320,786           --      --            --     3,320,790
  SEC filing fees             --    --            --         --         (7,928)          --      --            --        (7,928)
  Discount on note
    payable                   --    --            --         --         18,000           --      --            --        18,000
  Beneficial
    conversion expense        --    --            --         --             --           --      --    (6,501,649)   (6,501,649)
  Dividend on Series
    C preferred stock         --    --       828,867        829        348,852      991,002      --    (1,339,896)          787
  Dividend on Series
    D preferred stock         --    --       244,920        245         13,121      363,845      --      (377,211)           --
Net loss                      --    --            --         --             --           --      --    (7,012,843)   (7,012,843)
                        --------------------------------------------------------------------------------------------------------
Balance at
    March 31, 2004      $387,018  $386  $ 57,037,597   $ 57,039   $ 78,231,867   $1,354,847 $    --  $(73,289,137)  $ 6,355,002
                        ========================================================================================================

                                              LIFEPOINT, INC.

                                         STATEMENTS OF CASH FLOWS

                                                                  For the years ending March 31,
                                                        -------------------------------------------------
                                                            2004               2003              2002
                                                        -------------     -------------     -------------
OPERATING ACTIVITIES
Net loss                                                $ (7,012,843)     $(16,067,188)     $(12,596,964)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                            725,092           638,089           521,501
    Amortization of debt discount                            166,000           201,008                --
    Interest paid on Series C funds                               --                --            34,730
    Loan fees on note payable                                416,633                --                --
    Provision for doubtful accounts                               --            49,700            70,000
    Inventory reserve                                             --           746,571           350,000
    Compensation expense                                          --            90,215            30,655
    Changes in operating assets and liabilities:
       Accounts receivable                                   (65,650)           19,287          (138,987)
       Inventory                                              67,240        (1,728,761)       (1,589,987)
       Prepaid expenses and other current assets              91,425          (135,030)           24,150
       Other assets                                           58,402           (39,194)         (104,784)
       Accounts payable                                   (1,985,218)        1,423,212           889,812
       Accrued expenses                                      566,850            90,633           521,140
                                                        -------------     -------------     -------------
Net cash used by operating activities                     (6,972,069)      (14,711,458)      (11,988,734)

INVESTING ACTIVITIES
Purchases of property and equipment                         (142,297)         (728,535)         (727,922)
Capitalization of patent costs                                    --           (60,867)         (159,617)
                                                        -------------     -------------     -------------
Net cash used by investing activities                       (142,297)         (789,402)         (887,539)

FINANCING ACTIVITIES
Sales of common stock                                             --        10,200,000                --
Expenses of common stock offering                                 --          (780,112)               --
Sales of preferred stock                                   9,029,405                --        13,787,060
Expenses of preferred stock offering                        (608,326)               --        (1,258,955)
Cancellation of Series B preferred stock                          --                --        (3,000,000)
Exercise of stock options                                         --            25,834           229,881
Exercise of warrants                                       1,661,884           626,142           583,835
Proceeds from convertible debt                                    --         2,500,000                --
Proceeds from note payable                                   890,650           430,000                --
Payments received on notes receivable from officers               --           (27,777)         (288,456)
Repayment of note through stock surrender                     15,000                --                --
Proceeds from notes payable                                   91,878                --                --
Payments on capital leases                                  (330,952)         (383,003)         (419,622)
                                                        -------------     -------------     -------------
Net cash provided by financing activities                 10,749,539        12,591,084         9,633,743
                                                        -------------     -------------     -------------
Increase/ (decrease) in cash and cash equivalents          3,635,173        (2,909,776)       (3,242,530)
Cash and cash equivalents at beginning of year                75,588         2,985,364         6,227,894
                                                        -------------     -------------     -------------
Cash and cash equivalents at end of year                $  3,710,761      $     75,588      $  2,985,364
                                                        =============     =============     =============

                                          See Accompanying Notes.

                                             LIFEPOINT, INC.

                                         STATEMENTS OF CASH FLOWS
                                               (CONTINUED)

                                                                     For the years ending March31,
                                                               -----------------------------------------
                                                                   2004          2003           2002
                                                               -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION:
Cash paid for interest                                         $  138,368     $  257,023     $  168,142
                                                               ===========    ===========    ===========
NONCASH FINANCING ACTIVITIES:
  Value of common stock surrendered as
    payment on note                                            $   15,000     $  925,277     $2,479,008
                                                               ===========    ===========    ===========
   Value of common stock options and
     warrants converted to
     common stock in exchange for note                         $      --      $       --     $1,074,188
                                                               ===========    ===========    ===========
  Conversion of accounts payable to
     long-term notes                                           $  255,695     $       --     $       --
                                                               ===========    ===========    ===========
  Value of common stock issued as
     dividends on preferred stock                              $1,717,105     $1,369,862     $  995,837
                                                               ===========    ===========    ===========
   Value of common stock and warrants
     issued as payment of
     registration effectiveness fees                           $       --     $1,348,632     $       --
                                                               ===========    ===========    ===========

                                         See Accompanying Notes.

                                 LIFEPOINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the year ended March 31, 2004, the Company incurred a net loss of $7,012,873, and it had negative cash flows from operations of $6,972,069. In addition, the Company had an accumulated deficit of $73,289,137 as of March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company realistically expects to be able to obtain any capital needed for its operations from a variety of possible sources. First, the company has maintained its cash position over the last two quarters without utilizing new sources of equity or incurring debt by obtaining a significant number of early exercises of the Preferred Series D stock warrants. These have provided $1.7 million in capital to the Company without any further dilution. The Company expects to obtain additional capital through additional exercises of warrants. Additionally, the Company expects to be able to establish and use the traditional commercial capital sources including capital lease lines, working capital lines, international (a source of revenues) factoring, leases for customer purchases of IMPACT Test Systems, etc. These will reduce capital requirements for the Company. Additionally, the Company expects to achieve significant amounts of sales revenue, which over the year, should significantly reduce the cash requirements of the Company. Lastly LifePoint has a history of successful financings, even in the most difficult financial market. Therefore, if all other sources fail, and the Company needs additional capital, the Company expects to be able to raise the capital shortfall through equity or debt financing.

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

PATENTS

         The cost of patents is being amortized over their expected useful lives, generally of 17 years. At March 31, 2004, 2003 and 2002, accumulated amortization of patents was approximately $74,000, $37,000 and $22,000, respectively. Additional patent costs incurred during the years ended March 31, 2004, 2003, and 2002 were approximately $0, $61,000 and $160,000, respectively.

IMPAIRMENT OF LONG LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly, the Company has not recognized any impairment losses through March 31, 2004.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred.

RECLASSIFICATIONS

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

REVENUE RECOGNITION

         The majority of the Company's revenue is from sales of the IMPACT Test System, which launched at the end of fiscal 2002. The Company recognizes revenue in the period in which cash is received for products shipped, title transferred and acceptance and other criteria are met in accordance with the Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. While the Company believes it has met the criteria of SAB 101, due to delays in receiving payments on some of the Company's initial shipments of products, the Company elected, during the quarter ended December 31, 2002 and going forward, to record revenue related to shipments only to the extent the related cash had been collected, as amended by SAB 104. During the year ended March 31, 2004, the Company had $66,000 in product shipments to customers that are subject to customer evaluations and acceptance. These product shipments are included in finished goods inventory at cost and as such have not been recognized in revenue.

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

         Pro forma information regarding net income is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the "Black-Scholes" option pricing model with the following weighted-average assumptions for the years ended March 31, 2004, 2003 and 2002: risk-free interest rates ranging from 3% to 6%; dividend yield of 0%; volatility ranging from 60% to 150% and a weighted-average expected life of the options of ten years.

         For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's adjusted pro forma information is as follows:

                                                         Years ended March 31,
                                                2004              2003             2002
                                           -------------     -------------     -------------

Loss applicable to common stockholders     $(15,231,597)     $(18,418,601)     $(13,592,801)
Stock-based employee compensation
   expense determined under fair value
   presentation for all options                (615,635)       (1,777,179)       (1,547,995)
                                           -------------     -------------     -------------
Pro forma net loss                         $(15,847,232)     $(20,195,780)     $(15,140,796)
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

NET LOSS PER COMMON SHARE

         Net loss per common share is based upon the weighted average number of common shares outstanding during the periods reported. Common stock equivalents have not been included in this calculation because their inclusion would be anti-dilutive. As of March 31, 2004, the Company had outstanding 100,731,763 warrants, 5,807,442 options, 28,996,218 common shares equivalent of Series C Convertible Preferred Stock, 31,943,472 common shares equivalent of Series D Convertible Preferred Stock and 1,210,048 dividends payable, collectively these securities would have converted into 168,688,943 shares of common stock.

COMPREHENSIVE INCOME

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive loss for the years ended March 31, 2004, 2003 and 2002 did not differ from net loss.

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

NOTES RECEIVABLE - KEY EMPLOYEES

         Key employee notes receivable represent full recourse notes issued to the Company by certain members of management in exchange for shares of the Company's common stock. The sole note outstanding at March 31, 2003, which was paid off in fiscal 2004, was secured by the underlying shares of the common stock, bearing interest at 9% and was payable by September 14, 2006. At March 31, 2004 and 2003, notes receivable - key employees totaled $0, and $15,000, respectively, and is included as a contra-equity item in the accompanying Statements of Stockholders' Equity (Deficit). Due to the recent changes enacted under The Sarbanes-Oxley Act of 2002, the Company will accept no further notes in favor of the Company from executive officers covered by the Sarbanes-Oxley Act.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have any material impact on the financial statements.

         In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" (SAB 104). SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of the Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company believes it is following the guidance of SAB 104, and the issuance of SAB 104 did not have a material impact on the Company's financial position or results of operations.

2.       INVENTORY

         Inventory is summarized as follows:

                                        March 31,      March 31,
                                         2004           2003
                                      -----------    -----------
         Raw materials                $3,158,269     $2,210,479
         Work in process                 247,645      1,262,675
                                      -----------    -----------
                                       3,405,914      3,473,154
         Less:  inventory reserve      1,096,571      1,096,571
                                      -----------    -----------
                                      $2,309,343     $2,376,583
                                      ===========    ===========

3.       PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                              Estimated       March 31,      March 31,
                                             Useful Lives       2004           2003
                                                             -----------    -----------
         Furniture and fixtures              3 - 7 years     $3,007,848     $2,891,723
         Test equipment                      5 - 7 years        451,940        425,768
         Leasehold improvements              3 - 5 years      1,372,966      1,372,966
                                                             -----------    -----------
                                                              4,832,754      4,690,457
         Less:  accumulated depreciation                      2,950,928      2,262,316
                                                             -----------    -----------
                                                             $1,881,826     $2,428,141
                                                             ===========    ===========

Depreciation expense for the years ended March 31, 2004, 2003 and 2002 was $688,612, $622,907 and $516,021 respectively.

4.       DEBT

         On November 12, 2002, the Company entered into a convertible loan agreement with a current investor to provide additional working capital. The maximum loan commitment was $10.0 million, which was to have been drawn as needed over the 30-month life of the agreement, subject to limitations. The $10.0 million maximum commitment was made up of $2.5 million initially available and a $7.5 million balance that was to have been available following a successful due diligence review by the lender. The lender notified the Company on January 29, 2003 that they were exercising their right not to extend the $7.5 million additional funding. The $2.5 million commitment was advanced to the Company in November 2002 and bears interest at a sixteen percent (16%) of which six percent (6%) is due in cash on a quarterly basis and ten percent (10%) in cash at maturity. On September 23, 2003, concurrent with the second closing of the Company's private placement of Series D Preferred Stock, the convertible loan principal, debt discount, and accrued interest totaling $1,935,750 was converted into 2,712 shares of Series D Preferred Stock. Prior to the conversion, the Company issued to the lender a warrant with an exercise price of $3.00 per share and a term of five years to purchase up to 1.5 million shares of common stock. The loan is collateralized by the assets of the Company. The estimated fair value of the warrants of $1,035,000 was recorded as debt discount and was based on the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 4.5%; and a term of five years. During the years ended March 31, 2004 and 2003, the Company recorded $103,500 and $155,250 respectively, to interest expense as amortization of debt discount. The Company believes that the carrying value of this note approximates fair value as the note is at prevailing market interest rates. In addition to the collateralized interest, the agreement calls for achievement of certain revenue and expense based milestones by the Company starting at March 31, 2003 and continuing on a quarterly basis thereafter. Failure to achieve these milestones could result in the issuance of additional five year warrants to purchase 25,000 shares of common stock also with an exercise price of $3.00 per share. At March 31, 2004 the Company had issued 25,000 warrants as a result of missing certain of the milestones. The warrants were valued at $8,000 based upon the Black-Scholes valuation model with the following assumptions: dividend yield of 0.0%; expected volatility of 121%; risk free interest rate of 3.0% and an expected life of 5 years.

         On February 19, 2003, the Company entered into a Note and Warrant Purchase Agreement with a current investor to provide additional working capital. The Company borrowed approximately $1,120,000 under the agreement. On September 23, 2003, concurrent with the second closing of the Series D Preferred Stock financing, the loan principal, debt discount, and accrued interest and fees totaling $1,385,040 was converted into 1,544 shares of Series D Preferred Stock. Borrowings under the loan bore interest at 3% per annum. Prior to the conversion, the Company issued the lender a warrant with an exercise price of $3.00 per share and a term of five years to purchase 1,120,000 shares of common stock. The estimated fair value of the warrants of $286,000 was recorded as debt discount and was based on the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 121%; risk-free interest rate of 3.0%; and a term of five years. During the years ended March 31, 2004 and 2003, the Company recorded $62,500 and $45,758 to interest expense as amortization of debt discount.

         On December 30, 2002 the Company entered into a Promissory Note with a vendor for services rendered to the Company amounting to $162,394. No interest is due under the terms of the note which is payable though the period ending January 31, 2005. At March 31, 2004, $88,479 is outstanding under the note. The note is recorded as a long-term note payable in the balance sheet. In addition, during the period ending September 30, 2003, the Company reached agreement with a number of its vendors to extend payment terms on outstanding accounts payable resulting in an additional $111,734 in long-term notes payable which will mature over the course of fiscal year 2005.

         On December 18, 2003 the Company secured a loan with its lending institution for $196,350 for general business purposes. The loan accrues interest at a rate of 3.25% and is subject to monthly payments of $17,850 until the maturity date of November 15, 2004. This loan was secured by a time deposit made by the Company for $196,350 that matures on November 15, 2004.

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

SERIES C CONVERTIBLE PREFERRED STOCK

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

         To assist the Company in bridging the gap between December 31, 2001 and receiving the escrowed funds, on February 1, 2002, General Conference Corporation of Seventh-day Adventists, the Company's largest stockholder and one of the investors with escrowed purchase proceeds and securities, loaned the Company $1,500,000 with a 5% per annum interest rate. The loan was paid in full from the first escrow release along with interest of $10,685. The Company also issued a warrant to the General Conference Corporation to purchase 500,000 shares of common stock at $3.25 per share which expires January 29, 2007.

         On the last date of each of the Company's fiscal quarters, commencing December 31, 2001, in which shares of the Series C Preferred Stock are outstanding, the Company is required to redeem all accrued and unpaid dividends as of such date. Dividends are paid at 10% per year through June 30, 2004 and 5% per year thereafter. The Company currently elects to pay the dividend by the issuance of shares of common stock to each holder of the Series C Preferred Stock. The number of shares of common stock issued is calculated by dividing the aggregate amount of dividend then due on the shares of the Series C Preferred Stock by the market price of the common stock on such date. Market price is calculated as the average closing sales price for the twenty trading days preceding the close of the quarter. For the year ended March 31, 2004 the Company paid $1,336,479 through the issuance of 3,338,844 shares of common stock. For the year ended March 31, 2003 the Company paid $1,369,862 through the issuance of 1,197,677 shares of common stock.

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

         As of March 31, 2004, there were 377,434 shares of the Series C Preferred Stock and warrants to purchase an aggregate of 4,597,002 shares of the common stock outstanding. During the year ended March 31, 2004, five holders converted 12,357 shares of the Series C Preferred Stock into 786,791 shares of common stock. The Series C Preferred Stock has a mandatory conversion on June 20, 2004.

SERIES D CONVERTIBLE PREFERRED STOCK

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

         The purchasers of the Series D Preferred Stock also received Warrants exercisable for an aggregate of 91,543,345 shares of Common Stock (including a warrant exercisable for 4,838,683 shares of Common Stock issued to the placement agent for the offering, Roth Capital Partners) at an initial exercise price of $0.50 per share, subject to certain non-price based anti-dilution adjustments. If the Warrants are exercised with cash to the Company prior to July 24, 2004, however, the exercise price will be $0.30 per share, subject to certain non-price based anti-dilution adjustments. The Warrants issued at the First Closing expire on July 13, 2008 and the Warrants issued at the Second Closing expired on September 21, 2003.

         During the quarter ended September 30, 2003, the Company sold 13,007 shares of the Series D preferred stock for net cash proceeds of $8,058,316 and conversion of $4.2 million in secured debt. The Company allocated the proceeds of the offering to the warrants and the preferred stock based on their pro-rata values. At the time of issuance, the effective conversion price of the preferred stock was less than the fair market value of the common stock which resulted in a beneficial conversion feature. The calculation resulted in a beneficial conversion feature value in excess of the calculated value of the preferred stock. As such, the Company recorded as dividend expense a beneficial conversion feature upon issuance equal to its original value of $6,501,649.

         Additionally, the Company has accrued cumulative dividends in the amount of $1,024,198 for the year ended March 31, 2004.

         During the year ended March 31, 2004, holders of 9,584 shares of the Series D preferred stock converted their preferred stock into 11,408,859 shares of common stock. Related to the conversion, the Company issued 244,921 shares of common stock as dividend shares. As of March 31, 2004, there were 9,584 shares of the Series D Preferred Stock and warrants to purchase an aggregate of 86,003,799 shares of the common stock outstanding.

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

         On January 14, 2004, the Company issued 53,890 shares of common stock at $0.43 per share to a vendor for restitution of the outstanding balance of this debt. On March 5, 2004, the Company issued 50,000 shares of common stock at $0.37 per share to a former Director of the Company for his appointment to the new position of Director Emeritus. On March 5, 2004, the Company issued 945,387 shares of restricted stock at $0.37 per share to employees and former employees in recognition of decreased pay and furloughs during 2003, and as an incentive for continued employment through October 31, 2003.

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

         As of March 31, 2004, options to purchase an aggregate of 5,807,442 shares of the Common Stock granted to employees including officers, directors and consultants were outstanding. As of such date, options to purchase an aggregate of 851,741 shares of the Common Stock had been exercised and options to purchase an aggregate of 775,078 shares of the Common Stock were then exercisable. Options granted to date under both Option Plans have generally become exercisable as to one-quarter of the shares subject thereto on the first anniversary date of the date of grant and as to 1/36th of the remaining shares on such calendar day each month thereafter for a period of 36 months. Certain options will become exercisable upon the achievement of certain goals related to corporate performance and not that of the optionee. The exercise price per share for incentive stock options under the Code may not be less than 100% of the fair market value per share of the Common Stock on the date of grant. For nonqualified stock options, the exercise price per share may not be less than 85% of such fair market value. No option may have a term in excess of ten years.

A summary of the Company's option activity from March 31, 2001 through March 31, 2004 is as follows:

                                                  Stock Options
                                          ----------------------------
                                            Number of      Price Range
                                             Shares         Per Share
                                          -----------   --------------
         Outstanding - March 31, 2001      1,897,988      0.50 - 6.56
           Granted                         1,191,520      2.64 - 4.09
           Exercised                        (430,838)     0.50 - 2.83
           Cancelled                        (503,509)     0.50 - 6.56
                                          -----------   --------------
         Outstanding - March 31, 2002      2,155,161      0.50 - 6.56
           Granted                         1,091,475      0.43 - 3.53
           Exercised                         (15,925)     0.50 - 3.17
           Cancelled                        (923,976)     0.50 - 6.56
                                          -----------   --------------
         Outstanding - March 31, 2003      2,306,735     $0.50 -$6.56
           Granted                         4,481,050      0.37 - 0.56
           Exercised                              --               --
           Cancelled                        (980,343)     0.50 - 6.56
                                          -----------   --------------
         Outstanding - March 31, 2004      5,807,442     $0.37 -$6.56
                                          ===========   ==============

WARRANTS

         A summary of the Company's warrant activity from March 31, 2001 through March 31, 2004 is as follows.

                                             Number of       Price Range
                                              Shares          Per Share
                                          -------------     ------------
         Outstanding - March 31, 2001        8,286,993      0.50 - 5.60
         Cancelled                            (226,674)     3.00 - 5.60
         Exercised                            (743,460)     1.07 - 3.00
         Granted                             5,972,129      3.00 - 4.17
                                          -------------     ------------
         Outstanding - March 31, 2002       13,288,988      0.50 - 5.60
         Expired                               (11,000)            0.50
         Cancelled                            (100,000)     1.89 - 2.53
         Exercised                            (875,289)     0.50 - 2.41
         Granted                             3,740,900      1.65 - 4.50
                                          -------------     ------------
         Outstanding - March 31, 2003       16,043,599      0.50 - 4.77
         Expired                                    --               --
         Cancelled                            (762,450)     0.50 - 2.41
         Exercised                          (5,539,612)            0.30
         Granted                            90,990,226             0.50
                                          -------------     ------------
         Outstanding - March 31, 2004      100,731,763      0.50 - 4.77
                                          =============     ============

         A summary of the status of the stock options and warrants from March 31, 2002 through March 31, 2004 is as follows:

                                                2004                         2003                      2002
                                       ------------------------    -----------------------    ------------------------
                                                       Weighted                   Weighted                   Weighted
                                                        Average    Options         Average    Options         Average
                                       Options and     Exercise      and          Exercise      and          Exercise
                                        Warrants         Price     Warrants         Price     Warrants         Price
                                        --------         -----     --------         -----     --------         -----
Outstanding at beginning of year       18,350,334      $   2.94   15,444,149      $   2.77   10,184,981      $   2.48
Granted                                95,471,276          0.48    4,832,375          3.05    7,163,649          3.12
Canceled                               (1,742,793)         1.78   (1,023,976)         2.86     (730,183)         4.01
Exercised                              (5,539,612)         0.30     (891,214)         0.60   (1,174,298)         1.61
Expired                                        --         --         (11,000)         0.50           --         --
                                     -------------               ------------               ------------

Outstanding at end of year            106,539,205      $   0.88   18,350,334      $   2.94   15,444,149      $   2.77
                                     =============               ============               ============
Options and warrants exercisable
    at year end                       101,506,841      $   0.77   17,080,942      $   2.75   14,164,697      $   2.81
                                     =============               ============               ============
Weighted-average fair value of
   options and warrants granted
   during the year                       $   0.48                $      1.45                   $   2.46
                                     =============               ============               ============

The weighted average remaining contractual life of options outstanding at March 31, 2004 is 6.3 years.

The following is a further breakdown of the options outstanding as of March 31, 2004:

                                         WEIGHTED                                    WEIGHTED
                                         AVERAGE      WEIGHTED                       AVERAGE
                                        REMAINING     AVERAGE                     EXERCISE PRICE
  RANGE OF             OPTIONS            LIFE        EXERCISE      OPTIONS         OF OPTIONS
EXERCISE PRICES      OUTSTANDING        IN YEARS       PRICE      EXERCISABLE       EXERCISABLE
---------------      -----------        --------       -----      -----------       -----------

$0.37 - 1.67          4,949,417           9.49       $   0.47       477,277          $   0.45

$1.81 - 2.41            194,900           8.04       $   2.27       112,911          $   2.25

$2.83 - 3.17            232,875           7.79       $   3.12       115,622          $   3.09

$3.22 - 4.38            177,750           7.07       $   3.59         8,555          $   3.58

$4.81 - 6.56            252,500           6.38       $   5.73        60,713          $   4.81

6.       INCOME TAXES

         The reconciliation of the income tax benefit from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

                                                            2004          2003
                                                         ---------     ---------
                                                              (in thousands)
         Deferred tax assets:

            Net operating loss carryforward              $ 18,294      $ 20,045
            Reserves and accruals                             731           713
            Depreciation and amortization                      17            13
                                                         ---------     ---------
         Total deferred tax assets                         19,042        20,771
         Valuation allowance for deferred tax assets      (19,042)      (20,771)
                                                         ---------     ---------
         Net deferred tax assets                         $     --      $     --
                                                         =========     =========

         Significant components of the Company's deferred tax assets and liabilities as of March 31, 2004 and 2003 are as follows:

                                                                         YEARS ENDED MARCH 31,
                                                                          2004           2003
                                                                       ----------     ---------
                                                                             (in thousands)
                Income tax expense at statutory rates                   $ (5,178)     $ (5,463)
                State income taxes, net of federal tax benefit              (205)           --
                Increase of valuation allowance associated with
                   federal deferred tax assets                             2,589         5,402
                Permanent and miscellaneous items                          2,794            61
                                                                       ----------     ---------
                                                                       $      --      $     --
                                                                       ==========     =========

         At March 31, 2004, the Company has federal and state tax net operating losses of $59,237,000 and $29,282,000, respectively. Net operating losses begin to expire in 2008 for federal purposes and 2004 for state purposes. At March 31, 2004, the Company also has Federal credits of $312,000 and California credits of $282,000. For financial reporting purposes, a valuation allowance has been recorded to offset the deferred tax assets as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

         On August 28, 2000 the Company entered into a lease financing agreement with Finova Capital Corporation ("Finova") of Scottsdale, Arizona whereby Finova agreed to provide LifePoint with up to a $3,000,000 lease line for the purchase of equipment including up to $500,000 of leasehold improvements. At March 31, 2004 and 2003, $1,249,930 had been drawn against the line. Each closing schedule has been financed for 36 months at a rate equal to the then current three-year U.S. Treasury Note. At the end of each schedule, LifePoint will have the option to purchase all (but not less than all) of the equipment at 15% of the original equipment cost. As of March 31, 2004, the Company owed $485,000 on its lease of its capital equipment and was in litigation regarding such. The Company has reached a settlement on the outstanding balances and has negotiated a payment schedule commencing in July 2004. The Company has recorded $445,000 as an accrued expense and $40,000 is reflected as a long-term liability.

         The Company leases certain equipment under non-cancelable lease arrangements. These capital leases expire on various dates through 2004 and may be renewed for up to 12 months. Furniture, fixtures and equipment includes assets acquired under capital leases of $1,280,633 and $1,249,930 as of March 31, 2004 and 2003, respectively. Accumulated depreciation for assets under capital lease was $222,004, $643,743 and $415,952 at March 31, 2004, 2003 and
2002, respectively. Amortization of assets under capital lease is included with depreciation expense. See Note 3 - Property and Equipment.

Approximate future minimum payments under non-cancelable leases as of March 31, 2004 are as follows:

                                           Capital     Operating
           Years ended March 31,            Leases       Leases
           ---------------------          ---------    ---------

               2005                       $400,000     $298,000
               2006                             --       93,000
                                          ---------    ---------
         Total minimum lease payments      400,000     $391,000

         Amount representing interest           --
                                          ---------
         Present value of net minimum
            lease payments                 400,000
         Less current portion              400,000
                                          ---------
         Long-term portion                $     --
                                          =========

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

         On November 25, 2003, CMI notified the Company that they were terminating their distribution agreement. The Company believes that this notification is not valid under the terms of the agreement and on December 30, 2003, the Company demanded a break-up fee from CMI for their desired early termination of this agreement.

8.       LEGAL MATTERS

         The Company is subject to other lawsuits in the ordinary course of business and is currently subject to lawsuits filed by various vendors for non-payment of amounts allegedly owed. In the opinion of management, such claims, if disposed of unfavorably, would not have a material adverse effect on the accompanying financial statements of the Company.

9.       QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       First            Second            Third            Fourth
                                      Quarter           Quarter          Quarter           Quarter
                                    ------------     -------------    ------------     --------------
                             2004
----------------------------------
Net revenues (1)                   $        --      $   (18,500)     $        --      $        --
Cost of goods sold                 $        --      $        --      $        --      $    52,858

Loss from operations               $(1,749,983)     $(1,080,510)     $(1,792,937)     $(2,389,413)

Loss applicable to common
stockholders                       $(2,368,715)     $(7,266,137)     $(2,313,320)     $(3,283,425)

Basic and diluted net loss per
common share                       $     (0.06)     $     (0.19)     $     (0.05)     $     (0.06)

                             2003
----------------------------------
Revenues                           $        --      $   164,335      $    (1,240)     $  (114,382)
Cost of goods sold                 $   256,566      $   775,429      $   238,433      $    46,761

Loss from operations               $(3,228,822)     $(3,940,386)     $(2,848,176)     $(5,668,842)

Loss applicable to common
stockholders                       $(3,999,058)     $(4,290,690)     $(3,247,824)     $(6,881,029)

Basic and diluted net loss per
common share                       $     (0.11)     $     (0.12)     $     (0.09)     $     (0.19)


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