Form 10-Q
period 2004-06-30
LIFEPOINT INC
filed 2004-08-13
CIK 910523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     JUNE 30, 2004
       ------------------------------------------------

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

[ ] Yes             [X] No

As of August 10, 2004 there were 96,202,699 shares of the registrant's Common Stock, $.001 par value outstanding.

                                                          2004 - LIFEPOINT, INC.
                                             For The Quarter Ended June 30, 2004



INDEX TO FINANCIAL STATEMENTS
-----------------------------

PART I -  FINANCIAL INFORMATION

         o        ITEM 1 - FINANCIAL STATEMENTS............................... 3

         o        BALANCE SHEETS AT JUNE 30, 2004 (UNAUDITED) AND MARCH 31,
                  2004........................................................ 3

         o        STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                  JUNE 30, 2004 AND 2003 (UNAUDITED).......................... 4

         o        STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                  JUNE 30, 2004 AND 2003 (UNAUDITED).......................... 5

         o        NOTES TO FINANCIAL STATEMENTS............................... 6

         o        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................18

         o        ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK.................................................29

         o        ITEM 4 - CONTROLS AND
                  PROCEDURES..................................................29

PART II -  OTHER INFORMATION

         o        ITEM 1 - LEGAL PROCEEDINGS..................................31

         o        ITEM 2- CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
                  PURCHASES OF EQUITY SECURITIES..............................31

         o        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES....................31

         o        ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.....................................................31

         o        ITEM 5- OTHER INFORMATION...................................31

         o        ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K....................31


                                                    PART I
                                             FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                LIFEPOINT, INC.
                                                BALANCE SHEETS
                                                                          JUNE 30, 2004     MARCH 31, 2004
                                                                          -------------      -------------
ASSETS                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                               $  1,548,444       $  3,710,761
  Accounts receivable                                                          112,265             65,650
  Inventory, net of allowance for excess inventory of $1,097,000 and
  $1,097,000 at June 30, 2004 and March 31, 2004, respectively               2,469,949          2,309,343
  Prepaid expenses and other current assets                                    180,347            245,918
                                                                          -------------      -------------
          Total current assets                                               4,311,005          6,331,672
Property and equipment, net                                                  1,718,266          1,881,826
Patents and other assets, net                                                  617,607            595,673
                                                                          -------------      -------------
Total assets                                                              $  6,646,878       $  8,809,171
                                                                          =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $    879,368       $    976,581
  Accrued expenses                                                             959,119          1,030,848
  Notes payable - short-term vendors                                           150,747            134,356
  Notes payable - bank                                                         107,100            160,650
                                                                          -------------      -------------
          Total current liabilities                                          2,096,334          2,302,435
Notes payable, net of current                                                   48,101            151,734
                                                                          -------------      -------------
Total liabilities                                                            2,144,435          2,454,169
Commitments and contingencies (Note 6)
Stockholders' equity (deficit):
  Preferred Stock,  Series C 10% Cumulative Convertible, $.001                      --                377
    par value, 600,000 shares authorized, 0 and 377,434
    outstanding at June 30, 2004 and March 31, 2004, respectively
  Preferred Stock,  Series D 6% Cumulative Convertible, $.001                        9                  9
    par value, 15,000 shares authorized, 9,030 and 9,584
    outstanding at June 30, 2004 and March 31, 2004, respectively
  Common stock, $.001 par value; 350,000,000 shares authorized,                 91,400             57,039
     91,400,064 and 57,037,597 shares issued and outstanding
    at June 30, 2004 and March 31, 2004, respectively
  Additional paid-in capital                                                79,529,187         78,231,867
  Dividends payable in common stock                                            489,540          1,354,847
  Accumulated deficit                                                      (75,607,693)       (73,289,137)
                                                                          -------------      -------------
           Total stockholders' equity                                        4,502,443          6,355,002
                                                                          -------------      -------------
Total liabilities and stockholders' equity                                $  6,646,878       $  8,809,171
                                                                          =============      =============

                   The accompanying notes are an integral part of the financial statements.

                                 LIFEPOINT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             FOR THE
                                                       THREE MONTHS ENDED
                                                             JUNE 30
                                                --------------------------------
                                                     2004              2003
                                                -------------      -------------

Revenues                                        $         --       $         --

Costs and expenses:
  Cost of goods sold                                 820,118                 --
  Research and development                           599,010            705,830
  Selling expenses                                   357,417            106,912
  General and administrative expenses                409,511            937,241
                                                -------------      -------------
    Total costs and expenses from operations       2,186,056          1,749,983
                                                -------------      -------------
Loss from operations                              (2,186,056)        (1,749,983)

Interest income                                        3,769              1,799
Interest expense                                      (1,189)          (284,135)
                                                -------------      -------------

   Total other income (expense)                        2,580           (282,336)
                                                -------------      -------------

Net loss                                          (2,183,476)        (2,032,319)

Less preferred dividends                             135,080            336,396
                                                -------------      -------------

Loss applicable to common stockholders          $ (2,318,556)      $ (2,368,715)
                                                =============      =============

Loss applicable to common stockholders
  per common share:
  Weighted average common shares
    outstanding - basic and assuming dilution     60,647,895         37,235,180
                                                =============      =============
Net loss per share applicable to
    common stockholders                         $      (0.04)      $      (0.06)
                                                =============      =============


    The accompanying notes are an integral part of the financial statements.


                                                LIFEPOINT, INC.
                                           STATEMENTS OF CASH FLOWS
                                                 (unaudited)
                                                                                   Three Months Ended June 30,
                                                                                 ------------------------------
                                                                                    2004               2003
                                                                                 ------------      ------------
OPERATING ACTIVITIES
Net loss                                                                         $(2,183,476)      $(2,032,319)
Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization                                                    186,662           180,555
    Loan fees on note payable                                                             --           416,633
    Amortization of debt discount                                                         --           166,000
    Changes in operating assets and liabilities:
       Accounts receivable                                                           (46,615)               --
       Inventories                                                                  (160,606)               --
       Prepaid expenses and other current assets                                      65,571           (18,010)
       Other assets                                                                  (31,054)           (8,637)
       Accounts payable                                                              (97,213)          598,373
       Accrued expenses                                                              (71,729)          123,187
                                                                                 ------------      ------------
Net cash used by operating activities                                             (2,338,460)         (574,218)
INVESTING ACTIVITIES

Purchases of property and equipment                                                  (13,982)               --
                                                                                 ------------      ------------

Net cash used by investing activities                                                (13,982)               --
FINANCING ACTIVITIES
Conversion of preferred stock                                                         (1,103)               --
Exercise of warrants                                                                 332,020                --
Proceeds from note payable                                                            (2,242)          690,000
Payments on notes payable-bank                                                       (53,550)               --
Payments on capital leases                                                           (85,000)         (124,221)
                                                                                 ------------      ------------
Net cash provided by financing activities                                            190,125           565,779
                                                                                 ------------      ------------
Decrease in cash and cash equivalents                                             (2,162,317)           (8,439)
Cash and cash equivalents at beginning of period                                   3,710,761            75,588
                                                                                 ------------      ------------
Cash and cash equivalents at end of period                                       $ 1,548,444       $    67,149
                                                                                 ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION:
Cash paid for interest                                                           $     1,189       $   118,135
                                                                                 ============      ============
NONCASH FINANCING ACTIVITIES:

    Value of common stock issued as dividends on preferred stock                 $   135,080       $   336,396
                                                                                 ============      ============

                   The accompanying notes are an integral part of the financial statements.

                                 LIFEPOINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

ORGANIZATION AND BUSINESS

         LifePoint, Inc. ("LifePoint" or the "Company") develops, manufactures and markets the IMPACT(R) TEST SYSTEM - a rapid diagnostic testing and screeninG device for use in the workplace, home health care, ambulances, pharmacies and law enforcement. LifePoint was incorporated on October 8, 1992 under the laws of the State of Delaware as a wholly-owned subsidiary of Substance Abuse Technologies, Inc. ("SAT"). On October 29, 1997, SAT sold its controlling stockholder interest in the Company and, on February 25, 1998, the Company's name was changed to "LifePoint, Inc."

BASIS OF PRESENTATION

         In the opinion of LifePoint, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments except as disclosed below) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors that are beyond the control of the Company. This Report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004 (the "Annual Report").

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

         The Company realistically expects to be able to obtain any capital needed for its operations from a variety of possible sources. First, the company has maintained its cash position over the last three quarters without utilizing new sources of equity or incurring debt by obtaining a significant number of early exercises of the Preferred Series D stock warrants. These have provided approximately $2.0 million in capital to the Company without any further dilution. The Company expects to obtain additional capital through additional exercises of warrants. Additionally, the Company expects to be able to establish and use the traditional commercial capital sources including capital lease lines, working capital lines, international (a source of revenues) factoring, leases for customer purchases of IMPACT Test Systems, etc. These will reduce capital requirements for the Company. Additionally, the Company expects to achieve significant amounts of sales revenue, which over the year, should significantly reduce the cash requirements of the Company. Lastly LifePoint has a history of successful financings, even in the most difficult financial market. Therefore, if all other sources fail, and the Company needs additional capital, the Company expects to be able to raise the capital shortfall through equity or debt financing.

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

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets that range from 3 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred whereas major betterments and renewals are capitalized. Property and equipment under capital leases are included with property and equipment and amortization of these assets are included in depreciation expense. Depreciation expense for the years ended March 31, 2004, 2003 and 2002 was $688,612, $622,907 and $516,021, respectively. Depreciation expense for the quarter ended June 30, 2004 was $177,542.

PATENTS

         The cost of patents is being amortized over their expected useful lives, which is generally 17 years. At June 30, 2004 accumulated amortization of patents was $82,928. At March 31, 2004, 2003 and 2002, accumulated amortization of patents was approximately $74,000, $37,000 and $22,000, respectively. During the quarter ended June 30, 2004, no patent costs were incurred. For the years ended March 31, 2004, 2003, and 2002 additional patent costs were approximately $0, $61,000 and $160,000, respectively.

IMPAIRMENT OF LONG LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly, the Company has not recognized any impairment losses through June 30, 2004.

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

DIVIDENDS

         During the quarter ended June 30, 2004, the Company accrued a dividend expense of $135,080 for the equivalent of 444,771 shares of common stock related to holders of its Series D Preferred Stock. During the quarter ended June 30, 2004, the Series C Preferred Stock had a mandatory conversion on June 20, 2004. Based on this conversion, 3,264,096 shares of common stock was paid as premium shares to the holders of the Series C Preferred Stock.

REVENUE RECOGNITION

         The majority of the Company's revenue is from sales of the IMPACT Test System, which launched at the end of fiscal 2002. The Company recognizes revenue in the period in which cash is received for products shipped, title transferred and acceptance and other criteria are met in accordance with the Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. While the Company believes it has met the criteria of SAB 104, due to delays in receiving payments on some of the Company's initial shipments of products, the Company elected, during the quarter ended December 31, 2002 and going forward, to record revenue related to shipments only to the extent the related cash had been collected, as amended by SAB 104. During the quarter ended June 30, 2004, the Company had $112,265 in product shipments to customers that are subject to customer evaluations and acceptance. These product shipments are included in finished goods inventory at cost and as such have not been recognized in revenue.

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

         For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's adjusted pro forma information is as follows:

                                                                Years ended March 31,
                                                     2004               2003             2002
                                                 ----------------------------------------------------
Loss applicable to common stockholders              $(15,231,597)    $ (18,418,601)    $(13,592,801)
Stock-based employee compensation
   expense determined under fair value
   presentation for all options                         (615,635)       (1,777,179)      (1,547,995)
                                                 ----------------------------------------------------

Pro forma net loss                                  $(15,847,232)    $ (20,195,780)    $(15,140,796)
                                                 ====================================================

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

NET LOSS PER COMMON SHARE

         Net loss per common share is based upon the weighted average number of common shares outstanding during the periods reported. Common stock equivalents have not been included in this calculation because their inclusion would be anti-dilutive. As of June 30, 2004, the Company had outstanding 99,756,205 warrants, 5,952,442 options, 30,096,990 common shares issuable upon conversion of Series D Convertible Preferred Stock and 1,217,720 dividends payable, collectively these securities would have converted into 137,023,357 shares of common stock.

COMPREHENSIVE INCOME

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive loss for the quarter ended June 30, 2004 did not differ from net loss. Comprehensive loss for the years ended March 31, 2004, 2003 and 2002 did not differ from net loss.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have any material impact on the financial statements

         In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" (SAB 104). SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of the Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company believes it is following the guidance of SAB 104, and the issuance of SAB 104 did not have a material impact on the Company's financial position or results of operations.


2.  INVENTORY

         Inventory is summarized as follows:

                                                    June 30,         March 31,
                                                      2004              2004
                                                   -----------      -----------
           Raw materials                           $2,844,719       $2,995,162
           Work in process                            457,501          247,645
           Finished goods                             264,300          163,107
                                                   -----------      -----------
                                                    3,566,520        3,405,914
           Less:  inventory reserve                 1,096,571        1,096,571
                                                   -----------      -----------
                                                   $2,469,949       $2,309,343
                                                   ===========      ===========

3.  PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                             Estimated            June 30,             March 31,
                                                             Useful Lives           2004                  2004
                                                                              -----------------     -----------------
           Furniture and fixtures                            3 - 7 years            $3,046,612           $ 3,007,848
           Test equipment                                    5 - 7 years               427,158               451,940
           Leasehold improvements                            3 - 5 years             1,372,966             1,372,966
                                                                              -----------------     -----------------
                                                                                     4,846,736             4,832,754
           Less:  accumulated depreciation and amortization                          3,128,470             2,950,928
                                                                              -----------------     -----------------
                                                                                    $1,718,266           $ 1,881,826
                                                                              =================     =================

4.  DEBT

         On November 12, 2002, the Company entered into a convertible loan agreement with a current investor to provide additional working capital. The maximum loan commitment was $10.0 million, which was to have been drawn as needed over the 30-month life of the agreement, subject to limitations. The $10.0 million maximum commitment was made up of $2.5 million initially available and a $7.5 million balance that was to have been available following a successful due diligence review by the lender. The lender notified the Company on January 29, 2003 that they were exercising their right not to extend the $7.5 million additional funding. The $2.5 million commitment was advanced to the Company in November 2002 and bore interest at sixteen percent (16%) of which six percent (6%) was due in cash on a quarterly basis and ten percent (10%) in cash at maturity. On September 23, 2003, concurrent with the second closing of the Company's private placement of Series D Preferred Stock, the convertible loan principal, debt discount, and accrued interest totaling $1,935,750 was converted into 2,712 shares of Series D Preferred Stock. Prior to the conversion, the Company issued to the lender a warrant with an exercise price of $3.00 per share and a term of five years to purchase up to 1.5 million shares of common stock. The loan was collateralized by the assets of the Company. The estimated fair value of the warrants of $1,035,000 was recorded as debt discount and was based on the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 4.5%; and a term of five years. During the years ended March 31, 2004 and 2003, the Company recorded $103,500 and $155,250 respectively, to interest expense as amortization of debt discount. The Company believed that the carrying value of this note approximated the fair value as the note was at prevailing market interest rates. In addition to the collateralized interest, the agreement calls for achievement of certain revenue and expense based milestones by the Company starting at March 31, 2003 and continuing on a quarterly basis thereafter. Failure to achieve these milestones could have resulted in the issuance of additional five year warrants to purchase 25,000 shares of common stock also with an exercise price of $3.00 per share. At March 31, 2004 the Company had issued warrants to purchase 25,000 shares of common stock as a result of missing certain of the milestones. The warrants were valued at $8,000 based upon the Black-Scholes valuation model with the following assumptions: dividend yield of 0.0%; expected volatility of 121%; risk free interest rate of 3.0% and an expected life of 5 years.

         On December 30, 2002 the Company entered into a Promissory Note with a vendor for services rendered to the Company amounting to $162,394. No interest is due under the terms of the note which is payable though the period ending January 31, 2005. At June 30, 2004, $118,479 is outstanding under the note. The note is recorded as a long-term note payable in the balance sheet. In addition, during the period ending September 30, 2003, the Company reached agreement with a number of its vendors to extend payment terms on outstanding accounts payable resulting in an additional $48,101 in long-term notes payable which will mature over the course of fiscal year 2005.

         On February 19, 2003, the Company entered into a Note and Warrant Purchase Agreement with an investor to provide additional working capital. The Company borrowed approximately $1,120,000 under the agreement. On September 23, 2003, concurrent with the second closing of the Series D Preferred Stock financing, the loan principal, debt discount, and accrued interest and fees totaling $1,385,040 was converted into 1,544 shares of Series D Preferred Stock. Borrowings under the loan bore interest at 3% per annum. Prior to the conversion, the Company issued the lender a warrant with an exercise price of $3.00 per share and a term of five years to purchase 1,120,000 shares of common stock. The estimated fair value of the warrants of $286,000 was recorded as debt discount and was based on the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 121%; risk-free interest rate of 3.0%; and a term of five years. During the years ended March 31, 2004 and 2003, the Company recorded $62,500 and $45,758 to interest expense as amortization of debt discount.

         On December 18, 2003 the Company secured a loan with its lending institution for $196,350 for general business purposes. The loan accrues interest at a rate of 3.25% and is subject to monthly payments of $17,850 until the maturity date of November 15, 2004. This loan was secured by a time deposit made by the Company for $196,350 that matures on November 15, 2004.

5.  STOCKHOLDERS' EQUITY

SERIES B PREFERRED STOCK

         On March 29, 2001, the Company sold an aggregate of 75,000 shares of the Company's Series B 20% Cumulative Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock"). Each share was entitled to one vote and was convertible into 10 shares of the Company's common stock. Dividends were cumulative and payable annually at a rate of $0.20 per share in year one, $0.24 per share in year two, $0.288 per share in year three and $2.40 per share thereafter. The dividends were payable in shares of Series B Preferred Stock for the first three years after the date of original issuance and in shares of common stock thereafter. The Series B Preferred Stock had preference in liquidation over all other forms of capital stock of the Company at a rate of $40 per share plus all accrued and unpaid dividends.

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

SERIES C PREFERRED STOCK

         On the last date of each of the Company's fiscal quarters, commencing December 31, 2001, in which shares of the Series C Preferred Stock are outstanding, the Company is required to redeem all accrued and unpaid dividends as of such date. Dividends are paid at 10% per year through June 30, 2004 and 5% per year thereafter. The Company currently elects to pay the dividend by the issuance of shares of common stock to each holder of the Series C Preferred Stock. The number of shares of common stock issued is calculated by dividing the aggregate amount of dividend then due on the shares of the Series C Preferred Stock by the market price of the common stock on such date. Market price is calculated as the average closing sales price for the twenty trading days preceding the close of the quarter. For the year ended March 31, 2004 the Company paid $1,336,479 through the issuance of 3,338,844 shares of common stock. During the quarter ended June 30, 2004, based on the mandatory conversion of the Series C Preferred Stock, 3,264,096 premium shares was paid as dividends as per the conversion.

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

         During the quarter ended June 30, 2004, as part of the mandatory conversion, holders of 377,434 shares of Series C preferred stock converted their shares into 28,914,072 shares of the Company's common stock. As of June 30, 2004, there were no shares of Series C preferred stock outstanding after the conversion.

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

         Each share of Series D Preferred Stock is generally entitled to vote together with the Common Stock on an as-converted basis. In addition, the Company agreed to allow one of the investors in the Series D Preferred Stock private placement to appoint a representative to the Company's Board of Directors, and one of the investors was entitled to appoint a representative to attend the Company's Board of Directors meetings in a non-voting observer capacity.

         Additionally, the Company has accrued cumulative dividends in the amount of $1,024,198 for the year ended March 31, 2004.

         During the quarter ended June 30, 2004, holders of 554 shares of the Series D preferred stock converted their preferred stock into 1,846,482 shares of common stock. Related to the conversion, the Company issued 68,575 shares of common stock as dividend shares. The dividend shares amounted to $22,557 and have been recorded on the Company's Statement of Operations.

COMMON STOCK

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

         During the quarter ended June 30, 2004, holders of the Series D Preferred Stock Warrants purchased 1,103,058 shares of the Company's common stock. The Company received $330,917 for the early exercise of these warrants.


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

         As of June 30, 2004, options to purchase an aggregate of 5,952,442 shares of the Common Stock granted to employees including officers, directors and consultants were outstanding. As of such date, options to purchase an aggregate of 851,741 shares of the Common Stock had been exercised and options to purchase an aggregate of 591,090 shares of the Common Stock were then exercisable. Options granted to date under both Option Plans have generally become exercisable as to one-quarter of the shares subject thereto on the first anniversary date of the date of grant and as to 1/36th of the remaining shares on such calendar day each month thereafter for a period of 36 months. Certain options will become exercisable upon the achievement of certain goals related to corporate performance and not that of the optionee. The exercise price per share for incentive stock options under the Code may not be less than 100% of the fair market value per share of the Common Stock on the date of grant. For nonqualified stock options, the exercise price per share may not be less than 85% of such fair market value. No option may have a term in excess of ten years.


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

         On August 28, 2000 the Company entered into a lease financing agreement with Finova Capital Corporation ("Finova") of Scottsdale, Arizona whereby Finova agreed to provide LifePoint with up to a $3,000,000 lease line for the purchase of equipment including up to $500,000 of leasehold improvements. At March 31, 2004 and 2003, $1,249,930 had been drawn against the line. Each closing schedule has been financed for 36 months at a rate equal to the then current three-year U.S. Treasury Note. At the end of each schedule, LifePoint will have the option to purchase all (but not less than all) of the equipment at 15% of the original equipment cost. As of March 31, 2004, the Company owed $485,000 on its lease of its capital equipment and was in litigation regarding such. The Company has reached a settlement on the outstanding balances and has negotiated a payment schedule commencing in July 2004. The Company has recorded $400,000 as an accrued expense and the amount is reflected as a short-term liability.

         The Company leases certain equipment under non-cancelable lease arrangements. These capital leases expire on various dates through 2004 and may be renewed for up to 12 months. Furniture, fixtures and equipment includes assets acquired under capital leases of $1,280,633 and $1,249,930 as of June 30, 2004, March 31, 2004 and March 31, 2003, respectively. Accumulated depreciation for assets under capital lease was $806,774 at June 30, 2004. In addition, accumulated depreciation was $751,895 and $643,743 at March 31, 2004 and 2003, respectively. Amortization of assets under capital lease is included with depreciation expense. See Note 3 - Property and Equipment.

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

         On November 25, 2003, CMI notified the Company that they were terminating their distribution agreement. The Company believes that this notification is not valid under the terms of the agreement and on December 30, 2003, the Company demanded a break-up fee from CMI for their desired early termination of this agreement. No resolution has been reached regarding the break-up fee.


 7.  LEGAL MATTERS

         The Company is subject to other lawsuits in the ordinary course of business and is currently subject to lawsuits filed by various vendors for non-payment of amounts allegedly owed. In the opinion of management, such claims, if disposed of unfavorably, would not have a material adverse effect on the accompanying financial statements of the Company.

8.  SUBSEQUENT EVENT

         Subsequent to June 30, 2004, as related to the Series D Preferred Stock financing, early exercises of warrants generated an additional $1,440,791 in cash and the issuance of 4,802,635 shares of common stock during July 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

         As of June 30, 2004, the Company had an accumulated deficit of $75,607,693. The Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company has recently re-initiated manufacturing and shipment of its product to customers. There can be no assurance as to when the Company will achieve profitability, if at all. The Company's revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors that may affect operating results include: a) the length of time to close product sales; b) customer budget cycles; c) the implementation of cost reduction measures; d) the timing of required approvals from government agencies, such as the Food and Drug Administration; and e) the timing of new product introductions by the Company and its competitors. As of the date of this filing, there is substantial doubt about the Company's ability to continue as a going concern due to its historical negative cash flow and because the Company does not have sufficient committed capital to meet its projected operating needs for at lease the next twelve months.

         Prior to September 2003, the Company was primarily a development stage company and had not produced any significant revenues. The Company has been dependent on the net proceeds derived from various private placements pursuant to Regulation D under the Securities Act of 1933 to fund its operations.

         On September 22, 2003, the Company closed a $13 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase Common Stock. For a complete description of the Series D Preferred Stock, see "Notes to Financial Statements - Note 5 - Stockholders' Equity - Series D Preferred Stock."

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

         The Company has filed 510(k) submissions to the Food and Drug Administration (the "FDA") for the IMPACT Test System and the NIDA-5 drugs of abuse, with the first submission filed in the fall of 2002. Although the applications were delayed because the Company could not provide additional data requested by FDA on a timely basis, principally due to a lack of funding and personnel, the Company responded to the FDA in December 2003, April 2004 and June 2004 in response to additional inquiries. There can be no assurance as to when or if the FDA will grant clearance on these products.

         On March 6, 2000 and June 16, 2000, the Compensation Committee authorized that executive officers and senior staff designated as significant employees, who are optionees under the LifePoint, Inc. 1997 Stock Option Plan and the 2000 Option Plan, respectively, or who hold common stock purchase warrants may exercise an option or a warrant by delivering a promissory note (the "Note") to the order of the Company. On December 15, 2000, the Board of Directors authorized that an executive officer who executed a note in payment of the exercise price for an option or warrant could, at his or her election, surrender to the Company shares of common stock to pay off such note. The number of shares surrendered was determined by taking the total principal on a note plus all accrued interest and dividing it by the fair market value on the date of surrender. On December 2, 2002, Linda H. Masterson, President and Chief

Executive Officer, surrendered 424,586 shares of common stock to payoff notes totaling $897,500 in principal and $36,588 in interest due to the Company. Ms. Masterson has no further notes due to the Company. As of June 30, 2004, no additional notes remain outstanding. Due to the recent changes enacted under The Sarbanes-Oxley Act of 2002, the Company will accept no further notes in favor of the Company from executive officers covered by the Sarbanes-Oxley Act.

OPERATING CASH FLOWS

         Net cash used by the Company in operations for the three months ended June 30, 2004 amounted to $2,338,460 as compared to $574,218 for the same period ended June 30, 2003, an increase of $1,764,242. This was due primarily to the pay down of outstanding payables in the first three months of fiscal year 2005. In addition, during the three months ended June 30, 2003, $416,633 in loan fees and $166,000 for the amortization of the debt was converted to preferred stock during fiscal 2004 and was eliminated as of June 30, 2004.

INVESTING CASH FLOWS

         During the three months ended June 30, 2004, net cash used by investing activities was $13,982 compared to $0 for the same period ended June 30, 2003. The $13,982 increase in cash used was to procure capital equipment during the three months ended June 30, 2004.

FINANCING CASH FLOWS

         Net cash provided by financing activities amounted to $190,125 for the three months ended June 30, 2004 compared to $565,779 for the same period ended June 30, 2003. The $375,654 decrease in cash provided by financing activities for the three months ended June 30, 2004 was principally from the $332,020 in proceeds from the exercise of warrants. The net cash provided by financing activities for the same period in fiscal 2004 was principally from the $690,000 in funds drawn against the line of credit.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

         The Company recognized no revenues during both the three months ended June 30, 2004 and June 30, 2003. During the fourth quarter of fiscal year 2004 the Company completed the initial phase of the re-start plans for the product launch of the enhanced IMPACT Test System. As adopted in fiscal year 2003, the Company has elected to record revenue only when related cash has been collected. During the three months ended June 30, 2003 the Company was in the middle of its furlough related to the loss of its critical funding and was forced to reduce its staff during the quarter. This factor was a main contributing reason as to the lower operating expenses that occurred during the three months ended June 30, 2003. Over the past three months, the Company has resumed shipping product to potential customers and based on this, $820,118 was recognized as cost of goods sold for the three months ended June 30, 2004. This includes the manufacturing overhead incurred during that period. All standard cost of sales associated with the shipment of product has been deferred and will be recognized as a cost of sales upon payment of the invoice. The Company recognized no cost of sales during the three months ended June 30, 2003 due to the furlough and manufacturing costs being expensed as research and development charges. During the three months ended June 30, 2004, the Company spent $599,010 on research and development, excluding manufacturing costs, $409,511 on general and administrative expenses and $357,417 on selling expenses, as compared with $705,830, including manufacturing costs, $937,241 and $106,912, respectively, during the three months ended June 30, 2003. The decrease of $106,820, or 15%, in research and development expenditures was primarily due to the reduction of engineering costs due to the transition from a research organization to a manufacturing and marketing focused company. General and administrative expenses decreased $527,730, or 56% during the three months ended June 30, 2004 primarily due to the expensing of loan fees and increased accounting fees during the three months ended June 30, 2003 that were associated with the bridge loan and financing. The increase of $250,505, or 234%, in selling and marketing expenses for the three months ended June 30, 2004, was primarily related to the Company's increase in its sales and marketing personnel which accounted for higher salary and travel charges in comparison to the three months ended June 30, 2003 in which there was basically no staff during the furlough. Interest expense for the three months ended June 30, 2004 was $1,189 which represented the expense paid on the short-term loan in comparison to $284,135 for the three months ended June 30, 2003, which represented the non-cash debt discount. Interest income was $3,769 for the three months ended June 30, 2004, as compared to $1,799 during the three months ended June 30, 2003. This represented interest earned on short-term investments.


FORWARD-LOOKING STATEMENTS

         Some of the information in this Report may contain forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward looking" information. When considering forward-looking statements, a stockholder or potential investor in LifePoint should keep in mind the risk factors and other cautionary statements listed below and in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. These forward-looking statements could involve known and unknown risks, uncertainties and other factors that might materially alter the actual results suggested by the statements. In other words, although forward-looking statements may help to provide complete information about future prospects, the Company's performance may be quite different from what the forward-looking statements imply. The forward-looking statements are made as of the date of this Report and LifePoint undertakes no duty to update these statements.


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

INVENTORY

         Inventories are priced at the lower of cost or market using standard costs, which approximate actual costs on a first-in, first-out (FIFO) basis. The Company maintains a perpetual inventory system and continuously records the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. The Company maintains the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of transfer to the customer. Generally, title transfer is documented in the terms of sale.

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

REVENUE RECOGNITION

         The majority of the Company's revenue is from sales of the IMPACT Test System. The Company recognizes revenue in the period in which cash payments are received for products shipped, title transferred and acceptance and other criteria are met in accordance with the Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. While the Company believes it has met the criteria of SAB 104, due to delays in receiving payments on some of the Company's initial shipments of products, the Company elected, during the quarter ended December 31, 2002, to begin recording revenue related to shipments only to the extent the related cash has been collected, based on the guidance provided in SAB 104, as amended by SAB 104. During the quarter ended June 30, 2004, the Company had $112,265 in product shipments to customers that are subject to customer evaluations and acceptance. These product shipments are included in finished goods inventory at cost.

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

THE COMPANY WILL HAVE A NEED FOR SIGNIFICANT AMOUNT OF CAPITAL IN THE FUTURE AND THERE IS NO GUARANTEE THAT IT WILL BE ABLE TO OBTAIN THE AMOUNTS IT NEEDS.

         During the past fiscal year, the Company was able to complete an offering of Series D preferred stock, which provided sufficient funds to meet the near-term needs. However, if the Company's business goals are not met, including certain sales revenues, the Company may need to raise additional funds in the future.

         As discussed, the Company has operated at a loss, and expects that to continue for some time in the future. The Company's plans for continuing product refinement and development further develop the distribution network and manufacturing capacity will involve substantial costs. The extent of these costs will depend on many factors, including some of the following:

         o        The progress and breadth of additional product development;
         o The costs involved with manufacturing scale-up and manufacturing capacity;
         o Timing and product trial acceptance by customers and distributors, all of which directly influence cost and product sales;
         o The costs involved in completing the regulatory process to get the Company's products approved, including the number, size, and timing of necessary clinical trials;
         o The costs involved in patenting our technologies and defending them;
         o        The cost of manufacturing and distributing the IMPACT Test
                  System; and
         o Competition for the Company's products and the Company's ability, and that of its distributors, to commercialize its product.

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

OPERATIONAL LOSSES ARE EXPECTED TO CONTINUE AT LEAST ANOTHER FOUR QUARTERS FOLLOWING THE QUARTER ENDED JUNE 30, 2004.

         From the date the Company was incorporated on October 8, 1992 through June 30, 2004, the Company has incurred net losses of $75,607,693. In February 2002, the Company launched marketing of the IMPACT Test System, its first product, to the international law enforcement market, one of three initial worldwide target markets. There was no governmental approval required as a prerequisite to market to these potential users of the Company's product. However, as indicated elsewhere in this section "Risk Factors," there are certain legal challenges that the Company must overcome to make its product fully acceptable in this market.

         For the Company to market its product in the United States to hospitals and other medical facilities (including medical emergency rooms), which are another of the three initial worldwide target markets, the Company must first obtain clearance from the FDA for its product. The Company has filed 510(k) submissions to the FDA for the IMPACT Test System and the NIDA-5 drugs of abuse in the fall of 2002. Although the applications were delayed because the Company could not provide additional data requested by the FDA on a timely basis due to the lack of funding and personnel, the Company has responded to the FDA in December 2003, April 2004 and June 2004. FDA clearance is still pending.

         The Company's other initial target market is the industrial market - companies that currently test employees for drugs and alcohol. In November 2000, the FDA announced its intention to be consistent in its regulation of drugs of abuse screening tests used in the home, work place, insurance and sports settings. The FDA published draft guidance for public comment in April 2004. Should the FDA enforce such regulations, despite the Company's efforts and those of others to dissuade the FDA from doing so, such regulations might delay the start of marketing to the industrial market in the United States until the Company complies. However, in anticipation of such adoption, the Company has been collecting the additional field data which management believes, based on discussions with the FDA, and the draft guidelines, this agency would require approving the Company's entry into the industrial market in the United States. The Company will seek this clearance from the FDA simultaneously with seeking its approval of use of its product for medical purposes. In addition, the Company has commenced efforts to market its product to law enforcement agencies and medical users in Europe and Australia prior to obtaining FDA approval for use in the United States. This program could offset any loss in early revenues due to the delay, if it occurs, in the Company's marketing to the industrial market in the United States.

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

THE COMPANY WILL BE INCREASING THE DEMANDS ON ITS LIMITED RESOURCES AS IT TRANSITIONS EFFORTS FROM RESEARCH AND DEVELOPMENT TO PRODUCTION AND SALES.

         The Company currently has limited financial and personnel resources. The Company has begun to transition from a research and development focused organization to a production and sales organization. To successfully manage this transition, the Company will be required to grow the size and scope of its operations, maintain and enhance financial and accounting systems and controls, hire and integrate new personnel and manage expanded operations. There can be no assurance that the Company will be able to identify, hire and train qualified individuals as the Company transitions and expands. The failure to manage these changes successfully could have a material adverse effect on the quality of its products and technology, the ability to retain customers and key personnel and on operating results and financial condition.

TRANSITION TO AN OPERATIONAL COMPANY MAY STRAIN MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

         The Company expects to encounter the risks and difficulties frequently encountered by companies that have recently made a transition from research and development activities to commercial production and marketing. The Company has set forth below certain of these risks and difficulties in this section "Risk

Factors." For example, the transition from a development stage company to a commercial company may strain managerial, operational and financial resources. If the Company's product achieves market acceptance, then the Company will need to increase the number of employees, significantly increase manufacturing capability and enhance operating systems and practices. The Company can give no assurances that it will be able to effectively do so or otherwise manage future growth.

THE COMPANY'S BUSINESS IS SUBJECT TO CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE THAT HAS INCREASED BOTH ITS COSTS AND THE RISK OF NONCOMPLIANCE.

         Because the Company's common stock is publicly traded, it is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and the American Stock Exchange, have recently issued new requirements and regulations and continue developing additional regulations and requirements in response to recent corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. The Company's efforts to comply with these new regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

         In particular, the Company's efforts to prepare to comply with Section 404 of the Sarbanes-Oxley Act and related regulations for fiscal years ending on or after July 15, 2005 regarding management's required assessment of the Company's internal control over financial reporting and its independent auditors' attestation of that assessment will require the commitment of significant financial and managerial resources. Although management believes that ongoing efforts to assess the Company's internal control over financial reporting will enable management to provide the required report, and its independent auditors to provide the required attestation, under Section 404, the Company can give no assurance that such efforts will be completed on a timely and successful basis to enable our management and independent auditors to provide the required report and attestation in order to comply with SEC rules.

         Moreover, because the new and changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to the Company's disclosure and governance practices.

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

         While the Company's sales cycles in its initial markets have been long, average product life cycles have been short as a result of the rapidly changing product designs made based on customer feedback. As a result, the resources devoted to product sales and marketing may not generate material revenues, and from time to time, the Company may need to write off excess and obsolete inventory. If the Company incurs significant marketing and inventory expenses in the future that are not recoverable, and the Company is not able to compensate for those expenses, its operating results could be adversely affected. In addition, if products are sold at reduced prices in anticipation of cost reductions and the Company still has higher cost products in inventory, operating results would be harmed.

UNEXPECTED PROBLEMS AS TO HOW THE COMPANY'S PRODUCT FUNCTIONS CAN DELAY RECEIPT OF REVENUES AND COULD ADVERSELY IMPACT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

         The Company experienced delays in marketing its product because of unanticipated performance problems that had arisen first in the Company's testing in its research and development facility and later at market trial and customer sites. Accordingly, when a product performance problem surfaced, the Company had no choice except to make product improvements and modifications. The Company also had to delay completion of the field-testing necessary to furnish the data for some of the FDA submissions, and with it, delayed clearance by the FDA.

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

FAILURE TO COMPLY WITH THE SUBSTANTIAL GOVERNMENTAL REGULATION TO WHICH THE COMPANY IS SUBJECT MAY ADVERSELY AFFECT ITS BUSINESS.

         The Company cannot market its saliva-based testing device to hospitals and other medical facilities unless it has obtained FDA approval. Additionally, the FDA announced its intention to regulate marketing to the industrial market in the United States. If the FDA determines to regulate the industrial market in the United States, this may further delay the receipt of revenues by the Company in this market. If the Company cannot obtain a waiver from CLIA ("Clinical Laboratory Improvement Act of 1988") regulation, the cost of running the IMPACT TEST SYSTEM in FDA regulated markets could be higher for potential customers. There can be no assurance that the Company will obtain a waiver from CLIA regulation or FDA approval on a timely basis, if at all. If the Company does not obtain such waiver and approvals, its business will be adversely affected.

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


THE FOLLOWING RISK FACTORS RELATE TO OWNERSHIP OF THE COMPANY'S CAPITAL STOCK:


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

THE COMPANY'S BOARD'S RIGHT TO AUTHORIZE ADDITIONAL SHARES OF PREFERRED STOCK COULD ADVERSELY IMPACT THE RIGHTS OF HOLDERS OF ITS COMMON STOCK.

         The Company's board of directors currently has the right, with respect to the 2,385,000 shares of preferred stock not designated as the Company's Series D preferred stock, to authorize the issuance of one or more additional series of its preferred stock with such voting, dividend and other rights as its directors determine. Such action can be taken by the Company's board without the approval of the holders of its common stock. The sole limitation is that the rights of the holders of any new series of preferred stock must be junior to those of the holders of the Series D preferred stock with respect to dividends, upon redemption and upon liquidation. Accordingly, the holders of any new series of preferred stock could be granted voting rights that reduce the voting power of the holders of common stock. For example, the preferred holders could be granted the right to vote on a merger as a separate class even if the merger would not have an adverse effect on their rights. This right, if granted, would give them a veto with respect to any merger proposal. Or they could be granted 20 votes per share while voting as a single class with the holders of the common stock, thereby diluting the voting power of the holders of common stock. In addition, the holders of any new series of preferred stock could be given the option to be redeemed in cash in the event of a merger. This would make an acquisition of the Company less attractive to a potential acquirer. Thus, the board could authorize the issuance of shares of the new series of preferred stock in order to defeat a proposal for the acquisition of the Company which a majority of the Company's then holders of common stock otherwise favor.

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

ITEM 4. CONTROLS AND PROCEDURES.

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

         There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

         (b)      REPORTS ON FORM 8-K

         On June 30, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K related to the issuance of a letter to the stockholders detailing the Company's progress.

         On June 29, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K related to the Company's announcement of its financial results for the quarter and year ended March 31, 2004.

         On April 20, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K related to the issuance of a letter to the stockholders detailing the Company's progress.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

                                           LIFEPOINT, INC.

Date:    August 12, 2004                   By /s/ Linda H. Masterson
                                              ------------------------
                                           Linda H. Masterson
                                           President and Chief Executive Officer


                                           By /s/ Craig S. Montesanti
                                              ------------------------
                                           Craig S. Montesanti
                                           Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


         31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.