Form 10-Q
period 2004-09-30
LIFEPOINT INC
filed 2004-11-15
CIK 910523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED       SEPTEMBER 30, 2004
         -------------------------------------------------------

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

[ ] Yes         [X] No


As of November 10, 2004 there were 96,231,196 shares of the registrant's Common Stock, $.001 par value outstanding.

                                              2004 - LIFEPOINT, INC.
                                     For The Quarter Ended September 30, 2004

INDEX TO FINANCIAL STATEMENTS
-----------------------------

PART I -  FINANCIAL INFORMATION

         o        ITEM 1 - FINANCIAL STATEMENTS.............................................................     3

         o        BALANCE SHEETS AT SEPTEMBER 30, 2004 (UNAUDITED) AND MARCH 31, 2004 ......................     3

         o        STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED
                      SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)...............................................     4

         o        STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                      SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)...............................................     5

         o        NOTES TO FINANCIAL STATEMENTS ............................................................     6

         o        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS.............................................................    18

         o        ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........................    30

         o        ITEM 4 - CONTROLS AND PROCEDURES .........................................................    30

PART II -  OTHER INFORMATION

         o        ITEM 1 - LEGAL PROCEEDINGS ...............................................................    31

         o        ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
                      SECURITIES............................................................................    31

         o        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..................................................    31

         o        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................    31

         o        ITEM 5 - OTHER INFORMATION................................................................    31

         o        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ................................................    31


                                                        2

                                                   PART I
                                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              LIFEPOINT, INC.
                                               BALANCE SHEETS

                                                                            SEPTEMBER 30,       MARCH 31,
                                                                                2004              2004
                                                                            -------------     -------------
                                                                             (unaudited)        (audited)

Current assets:
  Cash and cash equivalents                                                 $    694,285      $  3,710,761
  Accounts receivable                                                             30,553            65,650
  Inventory, net of allowance for excess inventory $1,354,591
    at September 30, 2004 and $1,096,571 at March 31, 2004                     2,601,525         2,309,343
  Prepaid expenses and other current assets                                      115,500           245,918
                                                                            -------------     -------------
          Total current assets                                                 3,441,863         6,331,672

Property and equipment, net                                                    1,536,209         1,881,826

Patents and other assets, net                                                    663,601           595,673
                                                                            -------------     -------------
                                                                            $  5,641,673      $  8,809,171
                                                                            =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $    684,535      $    976,581
  Accrued expenses                                                               664,558         1,030,848
  Notes payable -short-term vendors                                              140,094           134,356
  Note payable -bank                                                              53,550           160,650
  Capital lease - short-term                                                       5,667                --
                                                                            -------------     -------------
          Total current liabilities                                            1,548,404         2,302,435
  Long-term liabilities                                                           46,856           151,734
                                                                            -------------     -------------
Total liabilities                                                              1,595,260         2,454,169
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred Stock,  Series C 10% Cumulative Convertible, $.001
    par value, 600,000 shares authorized, 0 and 377,434 outstanding
    at September 30, 2004 and March 31, 2004, respectively                            --               377
  Preferred Stock,  Series D 6% Cumulative Convertible, $.001
    par value, 15,000 shares authorized, 9,022 and 9,584 outstanding at
    September 30, 2004 and March 31, 2004, respectively                                9                 9
  Common Stock, $.001 par value; 350,000,000 shares authorized,
    96,231,196 and 57,037,597 shares issued and outstanding
    at September 30, 2004 and March 31, 2004, respectively                        96,231            57,039

  Additional paid-in capital                                                  80,966,268        78,231,867
  Dividends payable in common stock                                              624,499         1,354,847
  Accumulated deficit                                                        (77,640,594)      (73,289,137)
                                                                            -------------     -------------
           Total stockholders' equity                                          4,046,413         6,355,002
                                                                            -------------     -------------
Total liabilities and stockholders' equity                                  $  5,641,673      $  8,809,171
                                                                            =============     =============


                  The accompanying notes are an integral part of the financial statements.

                                                     3

                                                   LIFEPOINT, INC.

                                               STATEMENTS OF OPERATIONS


                                                             FOR THE                             FOR THE
                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            SEPTEMBER 30                       SEPTEMBER 30
                                                  -------------------------------     -------------------------------
                                                      2004               2003              2004              2003
                                                  -------------     -------------     -------------     -------------
Revenues                                          $     76,068      $    (18,500)     $     76,068      $    (18,500)

Costs and expenses:
  Cost of goods sold                                   772,718                --         1,592,835                --
  Research and development                             582,713           818,339         1,181,723         1,524,166
  Selling and marketing                                338,102           139,565           695,519           246,478
  General and administrative                           480,104           104,106           889,615         1,041,347

                                                  -------------     -------------     -------------     -------------
    Total costs and expenses from operations         2,173,637         1,062,010         4,359,692         2,811,991
                                                  -------------     -------------     -------------     -------------
Loss from operations                                (2,097,569)       (1,080,510)       (4,283,624)       (2,830,491)

Interest income                                            319             3,297             4,087             5,096
Interest expense                                          (742)          (28,037)           (1,931)         (312,172)
Discount on settlement of trade payables               200,049           723,613           200,049           723,613
                                                  -------------     -------------     -------------     -------------

   Total other income (expense)                        199,626           698,873           202,205           416,537
                                                  -------------     -------------     -------------     -------------

Net loss                                            (1,897,943)         (381,637)       (4,081,419)       (2,413,954)

Less preferred dividends                               134,959         6,884,500           270,039         7,220,896
                                                  -------------     -------------     -------------     -------------

Loss applicable to common shareholders            $ (2,032,902)     $ (7,266,137)     $ (4,351,458)     $ (9,634,850)
                                                  =============     =============     =============     =============

Loss applicable to common shareholders
  per common share:
  Weighted average common shares
    outstanding - basic and assuming dilution       95,669,131        38,027,320        78,254,200        37,633,414
                                                  =============     =============     =============     =============

Basic and diluted net loss per share
  applicable to common shareholders               $      (0.02)     $      (0.19)     $      (0.06)     $      (0.26)
                                                  =============     =============     =============     =============


                       The accompanying notes are an integral part of the financial statements.

                                                          4

                                          LIFEPOINT, INC.
                                     STATEMENTS OF CASH FLOWS


                                                                          For the six months
                                                                          ended September 30,
                                                                     -----------------------------
                                                                         2004             2003
                                                                     ------------     ------------
OPERATING ACTIVITIES
Net loss                                                             $(4,081,419)     $(2,413,954)
Adjustments to reconcile net loss to net cash used by
operating activities:
    Depreciation and amortization                                        360,854          361,110
    Amortization of debt discount                                             --          166,000
    Loan fees on note payable                                                 --          416,633
    Changes in operating assets and liabilities:
       Accountsreceivable                                                 35,097               --
       Inventories                                                      (292,182)           6,920
       Prepaidexpensesandothercurrentassets                              130,418           38,363
       Otherassets                                                        26,537          (98,601)
       Accountspayable                                                  (292,046)        (749,178)
       Accruedexpenses                                                  (246,290)         198,366
                                                                     ------------     ------------
Net cash used by operating activities                                 (4,359,031)      (2,074,341)

INVESTING ACTIVITIES
Capitalization of patent costs                                          (117,188)              --
Purchases / (adjustments) of property and equipment                        7,486          (11,998)
                                                                     ------------     ------------
Net cash used by investing activities                                   (109,702)         (11,998)

FINANCING ACTIVITIES
Conversion of preferred stock                                             (1,102)        (382,951)
Sales of preferred stock                                                      --        8,666,752
Expenses of preferred stock offering                                          --         (608,326)
Warrants issued as a consulting expense                                    1,122               --
Exercise of warrants                                                   1,772,810               --
Proceeds from note payable                                                (2,242)         690,000
Payments on note payable                                                 (15,807)         (13,915)
Proceeds from capital leases                                               9,576               --
Payments on note payable-bank                                           (107,100)              --
Payments on capital leases                                              (205,000)        (227,132)
                                                                     ------------     ------------
Net cash provided by financing activities                              1,452,257        8,124,428
                                                                     ------------     ------------
Increase/(decrease) in cash and cash equivalents                      (3,016,476)       6,038,089
Cash and cash equivalents at beginning of period                       3,710,761           75,588
                                                                     ------------     ------------
Cash and cash equivalents at end of period                           $   694,285      $ 6,113,677
                                                                     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION:
Cash paid for interest                                               $     1,931      $   257,023
                                                                     ============     ============
NON-CASH FINANCING ACTIVITIES:
    Value of common stock issued as dividends on preferred stock     $   270,039      $   336,396
                                                                     ============     ============
    Conversion of accounts payable to long term notes                $        --      $   255,595
                                                                     ============     ============


             The accompanying notes are an integral part of the financial statements.

                                                5

                                 LIFEPOINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

         The Company realistically expects to be able to obtain any capital needed for its operations from a variety of possible sources. First, the company has maintained its cash position over the last four quarters without utilizing new sources of equity or incurring debt by obtaining a significant number of early exercises of the warrants issued in connection with the Company's private placement of Series D Convertible Preferred Stock. These have provided approximately $2.0 million in capital to the Company without any further dilution. The Company expects to obtain additional capital through additional exercises of warrants. Additionally, the Company expects to be able to establish and use the traditional commercial capital sources including capital lease lines, working capital lines, international (a source of revenues) factoring, and leases for customer purchases of IMPACT Test Systems. These may reduce capital requirements for the Company. Additionally, the Company expects to achieve sales revenue, which over the year, may reduce the cash requirements of the Company. Lastly, if other sources fail, and the Company needs additional capital, the Company will attempt to raise the capital shortfall through equity or debt financing.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Certain amounts included in the prior quarter's financial statements have been reclassified to conform with the current quarter`s presentation. Such reclassifications did not have any effect on reported net loss.

CASH AND CASH EQUIVALENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

         LifePoint considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amount of all cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets that range from three to seven years. Expenditures for maintenance and repairs are charged to expense as incurred whereas major betterments and renewals are capitalized. Property and equipment under capital leases are included with property and equipment and amortization of these assets are included in depreciation expense. Depreciation expense for the years ended March 31, 2004, 2003 and 2002 was $688,612, $622,907 and $516,021 respectively. Depreciation expense for the six months ended September 30, 2004 was $338,131.

PATENTS

         The cost of patents is being amortized over their expected useful lives, which is generally 17 years. At September 30, 2004 accumulated amortization of patents was $96,531. At March 31, 2004, 2003 and 2002, accumulated amortization of patents was approximately $74,000, $37,000 and $22,000, respectively. During the six months ended September 30, 2004, $117,188 in patent costs was incurred. For the years ended March 31, 2004, 2003, and 2002 additional patent costs were approximately $0, $61,000 and $160,000, respectively.

IMPAIRMENT OF LONG LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly, the Company has not recognized any impairment losses through September 30, 2004.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred.

INVENTORIES

         Inventories are priced at the lower of cost or market using the first-in, first-out method. The Company maintains a reserve for estimated obsolete or excess inventories that is based on the Company's estimate of future sales. A substantial decrease in expected demand for the Company's products, or decreases in the Company's selling prices could lead to excess or overvalued inventories and could require the Company to substantially increase its allowance for excess inventories.

DIVIDENDS

         During the quarter ended September 30, 2004, the Company accrued a dividend expense of $134,959 for the equivalent of 449,818 shares of its common stock related to its Series D Preferred Stock. During the six months ended September 30, 2004, the Company accrued a dividend expense of $270,039 on its Series D Preferred Stock. During the quarter ended June 30, 2004, the Company's Series C Preferred Stock had a mandatory conversion on June 20, 2004. Based on this conversion, 3,264,096 shares of common stock were paid as premium shares to the holders of the Series C Preferred Stock.

REVENUE RECOGNITION

         The majority of the Company's revenue is from sales of the IMPACT Test System, which launched at the end of fiscal year 2002. The Company recognizes revenue in the period in which cash is received for products shipped, title transferred and acceptance and other criteria are met in accordance with the Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. While the Company believes it has met the criteria of SAB 104, due to delays in receiving payments on some of the Company's initial shipments of products, the Company elected, during the quarter ended December 31, 2002 and going forward, to record revenue related to shipments only to the extent the related cash had been collected, as amended by SAB 104. During the quarter ended September 30, 2004, the Company had $30,553 in product shipments to customers that are subject to customer evaluations and acceptance. These product shipments are included in finished goods inventory at cost and as such have not been recognized in revenue.

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

         For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's adjusted pro forma information is as follows:

                                                        Years ended March 31,
                                                        ---------------------
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

NET LOSS PER COMMON SHARE

         Net loss per common share is based upon the weighted average number of common shares outstanding during the periods reported. Common stock equivalents have not been included in this calculation because their inclusion would be anti-dilutive. As of September 30, 2004, the Company had outstanding 95,203,970 warrants, 5,942,067 options, 30,070,326 common shares issuable upon conversion of Series D Convertible Preferred Stock and 1,897,635 dividends payable, collectively these securities would have converted into 133,113,998 shares of common stock.

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

2.  INVENTORY

         Inventory is summarized as follows:

                                         September 30,        March 31,
                                             2004               2004
                                        ---------------    ---------------

           Raw materials                $    2,940,882     $    2,995,162
           Work in process                     440,719            247,645
           Finished goods                      574,515            163,107
                                        ---------------    ---------------
                                             3,956,116          3,405,914
           Less:  inventory reserve          1,354,591          1,096,571
                                        --------------     --------------
                                        $    2,601,525     $    2,309,343
                                        ===============    ===============


Finished goods inventory includes finished goods in customers' hands prior to receipt of payment.

3.  PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                             Estimated         September 30,         March 31,
                                                             Useful Lives          2004                2004
                                                                              ---------------     ---------------
           Furniture and fixtures                            3 - 7 years      $    3,039,126      $    3,007,848
           Test equipment                                    5 - 7 years             427,158             451,940
           Leasehold improvements                            3 - 5 years           1,372,966           1,372,966
                                                                              ---------------     ---------------
                                                                                   4,839,250           4,832,754
           Less: accumulated depreciation and
              amortization                                                         3,303,041           2,950,928
                                                                              ---------------     ---------------
                                                                              $    1,536,209      $    1,881,826
                                                                              ===============     ===============

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

         On December 30, 2002 the Company entered into a Promissory Note with a vendor for services rendered to the Company amounting to $162,394. No interest is due under the terms of the note which is payable though the period ending January 31, 2005. At September 30, 2004, $118,479 is outstanding under the note. In addition, during the period ending September 30, 2003, the Company reached agreement with a number of its vendors to extend payment terms on outstanding accounts payable resulting in $42,947 in long-term notes payable which will mature over the course of fiscal year 2005.

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

SERIES C PREFERRED STOCK

         On June 20, 2001 the company sold, at $35,000 per unit, to eleven investors an aggregate of 228.007 units of the Company's Series C Convertible Preferred Stock, $.001 par value (the "Series C Preferred Stock"). Each unit consisted of 1,000 shares of the newly-designated Series C Preferred Stock and a common stock purchase warrant expiring June 19, 2006 to purchase 10,000 shares of the Company's common stock at $3.50 per share. Dividends were cumulative and payable annually at a rate of 10 % per year through June 30, 2004 and 5% per year thereafter. The dividends were payable in shares of common stock at the option of the Company. For the year ended March 31, 2004 the Company paid dividends of $1,336,479 through the issuance of 3,338,844 shares of common stock.


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

         During the quarter ended June 30, 2004, as part of the mandatory conversion, holders of 377,434 shares of Series C Preferred Stock converted their shares into 28,914,072 shares of the Company's common stock. Additionally, based on the mandatory conversion of the Series C Preferred Stock, 3,264,096 premium shares was paid as dividends as per the conversion. As of September 30, 2004, there were no shares of Series C Preferred Stock outstanding after the conversion.

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

         The Series D Preferred Stock is entitled to a liquidation preference over the Company's Common Stock upon a liquidation, dissolution, or winding up of the Company. The Series D Preferred Stock is convertible at the option of the holder into Common Stock at a conversion price of $0.30 per share, subject to certain anti-dilution adjustments (including full-ratchet adjustment upon any issuance of equity securities at a price less than the conversion price of the Series D Preferred Stock, subject to certain exceptions). Following the second anniversary of the closing, the Company has the right to force conversion of all of the shares of Series D Preferred Stock provided that a registration statement covering the underlying shares of Common Stock is in effect and the 20-day volume weighted average price of the Company's Common Stock is at least 200% of the conversion price and certain other conditions are met.

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

         During the quarter ended September 30, 2004, a holder of 8 shares of the Series D Preferred Stock converted their preferred stock into 26,663 shares of Common Stock. Related to the conversion, the Company issued 1,834 shares of Common Stock as dividend shares. The dividend shares amount has been recorded on the Company's Statement of Operations.

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

         During the six months ended September 30, 2004, holders of the Series D Preferred Stock Warrants purchased 5,905,693 shares of the Company's Common Stock. The Company received $1,771,708 for the early exercise of these warrants.

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

         As of September 30, 2004, options to purchase an aggregate of 5,942,067 shares of the Common Stock granted to employees including officers, directors and consultants were outstanding. As of such date, options to purchase an aggregate of 851,741 shares of the Common Stock had been exercised and options to purchase an aggregate of 569,679 shares of the Common Stock were then exercisable. Options granted to date under both Option Plans have generally become exercisable as to one-quarter of the shares subject thereto on the first anniversary date of the date of grant and as to 1/36th of the remaining shares on such calendar day each month thereafter for a period of 36 months. Certain options will become exercisable upon the achievement of certain goals related to corporate performance and not that of the optionee. The exercise price per share for incentive stock options under the Code may not be less than 100% of the fair market value per share of the Common Stock on the date of grant. For nonqualified stock options, the exercise price per share may not be less than 85% of such fair market value. No option may have a term in excess of ten years.

6.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         LifePoint entered into a lease agreement commencing October 1, 1997, which was extended by an amendment and was renewed for one year until June 30, 2005 for the research facilities in Rancho Cucamonga, California. In addition to rent of $72,000 per year, LifePoint will pay real estate taxes and other occupancy costs.

         On April 26, 2000, the Company entered into a lease agreement for its administrative offices and manufacturing facility commencing May 1, 2000, which terminates on July 31, 2005. In addition to rent of $226,000 per year, LifePoint will pay real estate taxes and other occupancy costs. The Company may elect to terminate the lease at the end of four years and has the right to two two-year renewal options. The lease also provided for rent abatement in three of the first twelve months as a tenant improvement allowance in addition to the $30,000 allowance paid by the lessor

         On August 28, 2000 the Company entered into a lease financing agreement with Finova Capital Corporation ("Finova") of Scottsdale, Arizona whereby Finova agreed to provide LifePoint with up to a $3,000,000 lease line for the purchase of equipment including up to $500,000 of leasehold improvements. At March 31, 2004 and 2003, $1,249,930 had been drawn against the line. Each closing schedule has been financed for 36 months at a rate equal to the then current three-year U.S. Treasury Note. At the end of each schedule, LifePoint will have the option to purchase all (but not less than all) of the equipment at 15% of the original equipment cost. As of March 31, 2004, the Company owed $485,000 on its lease of its capital equipment and was in litigation regarding such. The Company has reached a settlement on the outstanding balances and has negotiated a payment schedule commencing in July 2004. The Company has a balance of $280,000 as an accrued expense and the amount is reflected as a short-term liability.

         The Company leases certain equipment under non-cancelable lease arrangements. These capital leases expire on various dates through 2004 and may be renewed for up to 12 months. Furniture, fixtures and equipment includes assets acquired under capital leases of $1,280,633, $1,280,633 and $1,249,930 as of June 30, 2004, March 31, 2004 and March 31, 2003, respectively. Accumulated depreciation for assets under capital lease was $861,654 at September 30, 2004. In addition, accumulated depreciation was $751,895 and $643,743 at March 31, 2004 and 2003, respectively. Amortization of assets under capital lease is included with depreciation expense. See Note 3 - Property and Equipment.

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

7. LEGAL MATTERS

         The Company does not have any lawsuits pending.

8. SUBSEQUENT EVENT

         On November 15, 2004 the Company finalized a Convertible Note and Warrant Purchase Agreement (the "Note"), with an investment fund (the "Lender"). This Note is convertible into the Company's Preferred Stock or Common Stock upon the closing of the next financing, defined as when the Company sells shares of its Preferred Stock or Common Stock (or securities exercisable for or exchangeable for shares of its Preferred Stock or Common Stock), or secures debt for an aggregate consideration of at least $3,000,000. The Note matures on the closing of the next financing, as defined above, or sale of the Company in which funds are provided to the Company. Upon the execution of the Note, the Lender is to make an advance to the Company of $150,000. Advances are cumulative, but shall not at any time exceed $1,000,000 in aggregate outstanding principal amount. Interest on the unpaid principal balance of the Note is at 8.5% per annum, payable in cash on the maturity date. The Note is secured by a second priority security interest in all of the Company's assets, excluding assets under certain UCC liens. In addition, the Company is to issue to the Lender warrants to purchase up to 500,000 shares of the Company's Common Stock. The warrants are immediately exercisable at $0.50 per share. If the Company issues warrants in connection with the next financing, as defined above, the warrant exercise price will be equal to the exercise price per share of the warrants issued in the next financing, as defined above. The warrants expire on November 11, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

         As of September 30, 2004, the Company had an accumulated deficit of $77,640,594. The Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company has recently re-initiated manufacturing and shipment of its product to customers. There can be no assurance as to when the Company will achieve profitability, if at all. The Company's revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors that may affect operating results include: a) the length of time to close product sales; b) customer budget cycles; c) the implementation of cost reduction measures; d) the timing of required approvals from government agencies, such as the Food and Drug Administration; and e) the timing of new product introductions by the Company and its competitors. As of the date of this filing, there is substantial doubt about the Company's ability to continue as a going concern due to its historical negative cash flow and because the Company does not have sufficient committed capital to meet its projected operating needs for at lease the next twelve months.

         Prior to September 2003, the Company was a development stage company and had not produced any revenues. The Company had been dependent on the net proceeds derived from seven private placements pursuant to Regulation D under the Securities Act of 1933 to fund its operations.

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

OPERATING CASH FLOWS

         Net cash used by the Company in operations for the six months ended September 30, 2004 amounted to $4,359,031 as compared to $2,074,341 for the same period ended September 30, 2003, an increase of $2,284,690. This was due primarily to the higher net loss associated with the re-deployment of the operations in fiscal year 2005 in comparison to the furloughed position of the organization during fiscal year 2004. In addition, during the six months ended September 30, 2004, $416,633 in loan fees and $166,000 for the amortization of the debt was converted to preferred stock during fiscal 2004 and was eliminated as of June 30, 2004.

INVESTING CASH FLOWS

         During the six months ended September 30, 2004, net cash used by investing activities was $109,702 compared to $11,998 for the same period ended September 30, 2003. The $97,704 increase in cash used was for the capitalization of patents during the six months ended September 30, 2004. Adjustments to property and equipment during the six months ended September 30, 2004 was related to the transfer of internal systems to marketing expense.

FINANCING CASH FLOWS

         Net cash provided by financing activities amounted to $1,452,257 for the six months ended September 30, 2004 compared to $8,124,428 for the same period ended September 30, 2003. The $6,672,171 decrease in cash provided by financing activities for the six months ended September 30, 2004 was principally from the net proceeds of $8,058,426 raised in fiscal 2004 from the sale of preferred stock. This was partially offset by the $1,772,810 in proceeds raised in fiscal 2005 from the exercise of warrants.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. SEPTEMBER 30, 2003

         The Company recognized $76,068 in revenues during the three months ended September 30, 2004 compared to a credit for the return of instruments of $18,500 in revenues for the three months ended September 30, 2003. These revenues reflect payments made on previous shipments of the Company's products. As adopted in fiscal year 2003, the Company has elected to record revenue only when related cash has been collected. During the six months ended June 30, 2003 the Company was in the middle of a furlough related to the loss of its critical funding and was forced to reduce its staff during the quarter. This factor was a main contributing factor as to the lower operating expenses that occurred during the six months ended September 30, 2003. Over the past six months, the Company has resumed shipping product to potential customers and based on this, $772,718 was recognized as cost of goods sold for the three months ended September 30, 2004. This includes the manufacturing overhead incurred during that period. All standard cost of sales associated with the shipment of product has been deferred and will be recognized as a cost of sales upon payment of the invoice. The Company recognized no cost of sales during the three months ended September 30, 2003 due to manufacturing costs being expensed as research and development charges. During the three months ended September 30, 2004, the Company spent $582,713 on research and development, excluding manufacturing costs, $480,104 on general and administrative expenses and $338,102 on selling expenses, as compared with $818,839, including manufacturing costs, $104,106 and $139,565, respectively, during the three months ended September 30, 2003. The decrease of $235,626, or 29%, in research and development expenditures was primarily due to the reduction of engineering costs due to the transition from a research organization to a manufacturing and marketing focused company. General and administrative expenses increased $375,998, or 361%, during the three months ended September 30, 2004 primarily due to the re-establishment of administrative personnel during the three months ended September 30, 2004 in comparison to the same period last year. The increase of $198,537, or 142%, in selling and marketing expenses for the three months ended September 30, 2004 was primarily related to the Company's increase in its sales and marketing personnel which accounted for higher salary and travel charges in comparison to the three months ended September 30, 2003 in which there was limited staffing during the furlough. Interest expense for the three months ended September 30, 2004 was $742 which represented the expense paid on the short-term loan in comparison to $28,037 for the three months ended September 30, 2003, which represented interest paid on debt. Interest income was $319 for the three months ended September 30, 2004, as compared to $3,297 during the three months ended September 30, 2003. This represented interest earned on short-term investments. Additionally, the Company recognized a favorable adjustment of $200,049 in the three months ended September 30, 2004 on a discount from the settlement of trade payables in comparison to the $723,613 discount as a result from the settlement of trade payables during the three months ended September 30, 2003.

SIX MONTHS ENDED SEPTEMBER 30, 2004 VS. SEPTEMBER 30, 2003

         The Company recognized $76,068 in revenues during the six months ended September 30, 2004 compared to a credit for the return of instruments of $18,500 in revenues for the six months ended September 30, 2003. On January 29, 2003, the Company lost critical funding and the ability to draw on a $7.5 million line previously available under a debt facility. As a result, the Company was forced to reduce operating expenses and headcount during the six months ended September 30, 2003. The Company recognized $1,592,835 in cost of goods sold during the six months ended September 30, 2004 in comparison to no cost of goods sold during the six months ended September 30, 2003. The Company recognized no cost of sales during the six months ended September 30, 2003 due to the employee furlough and manufacturing costs being expensed as research and development charges. During the six months ended September 30, 2004, the Company spent $1,181,723 on research and development, excluding manufacturing expenses, $889,615 on general and administrative expenses and an additional $695,519 on selling expenses, as compared with $1,524,166, $1,041,347 and $246,478, respectively, during the six months ended September 30, 2003. The decrease of $342,443, or 22%, in research and development expenditures was primarily due to the reduction of engineering costs due to the transition from a research organization to a manufacturing and marketing focused company. The decrease of $151,732, or 15%, in general and administrative expenses was primarily due to the expensing of loan fees and increased accounting fees associated with the bridge loan and financing during the six months ended June 30, 2003. The increase of $449,041, or 182%, in selling expenses in the six months ended September 30, 2004 was primarily related to the Company's increase in its sales and marketing personnel. Interest expense for the six months ended September 30, 2004 was $1,931 while interest income was $4,087, as compared to $312,172 and $5,096, respectively, for the period ending September 30, 2003. Additionally, the Company recognized a favorable adjustment of $200,049 in the six months ended September 30, 2004 on a discount from the settlement of trade payables in comparison to the $723,613 discount as a result from the settlement of trade payables the six months ended September 30, 2003.

FORWARD-LOOKING STATEMENTS

         Some of the information in this Report may contain forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward looking" information. When considering forward-looking statements, a stockholder or potential investor in LifePoint should keep in mind the risk factors and other cautionary statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. These forward-looking statements could involve known and unknown risks, uncertainties and other factors that might materially alter the actual results suggested by the statements. In other words, although forward-looking statements may help to provide complete information about future prospects, the Company's performance may be quite different from what the forward-looking statements imply. The forward-looking statements are made as of the date of this Report and LifePoint undertakes no duty to update these statements.

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

INVENTORY

         Inventories are priced at the lower of cost or market using standard costs, which approximate actual costs on a first-in, first-out basis. The Company maintains a perpetual inventory system and continuously records the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. The Company maintains the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of transfer to the customer. Generally, title transfer is documented in the terms of sale.

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

         Finished goods inventory also includes the standard cost of product in customers' hands until payment is received for the goods.

REVENUE RECOGNITION

         The majority of the Company's revenue is from sales of the IMPACT Test System. The Company recognizes revenue in the period in which cash payments are received for products shipped, title transferred and acceptance and other criteria are met in accordance with the Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. While the Company believes it has met the criteria of SAB 104, due to delays in receiving payments on some of the Company's initial shipments of products, the Company elected, during the quarter ended December 31, 2002, to begin recording revenue related to shipments only to the extent the related cash has been collected, based on the guidance provided in SAB 104, as amended by SAB 104. During the quarter ended September 30, 2004, the Company had $30,553 in product shipments to customers that are subject to customer evaluations and acceptance. These product shipments are included in finished goods inventory at cost.

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

OPERATIONAL LOSSES ARE EXPECTED TO CONTINUE AT LEAST ANOTHER THREE QUARTERS FOLLOWING THE QUARTER ENDED SEPTEMBER 30, 2004.

         From the date the Company was incorporated on October 8, 1992 through September 30, 2004, the Company has incurred net losses of $77,640,594. In February 2002, the Company launched marketing of the IMPACT Test System, its first product, to the international law enforcement market, one of three initial worldwide target markets. There was no governmental approval required as a prerequisite to market to these potential users of the Company's product. However, as indicated elsewhere in this section "Risk Factors," there are certain legal challenges that the Company must overcome to make its product fully acceptable in this market.

         For the Company to market its product in the United States to hospitals and other medical facilities (including medical emergency rooms), which are another of the three initial worldwide target markets, the Company must first obtain clearance from the FDA for its product. The Company has filed 510(k) submissions to the FDA for the IMPACT Test System and the NIDA-5 drugs of abuse in the fall of 2002. Although the applications were delayed because the Company could not provide additional data requested by the FDA on a timely basis due to the lack of funding and personnel, the Company has responded to the FDA in December 2003, April 2004, June 2004, and October 2004. FDA clearance is still pending.

         The Company's other initial target market is the industrial market - companies that currently test employees for drugs and alcohol. In November 2000, the FDA announced its intention to be consistent in its regulation of drugs of abuse screening tests used in the home, work place, insurance and sports settings. The FDA published draft guidance for public comment in April 2004. Should the FDA enforce such regulations, despite the Company's efforts and those of others to dissuade the FDA from doing so, such regulations might delay the start of marketing to the industrial market in the United States until the Company complies. However, in anticipation of such adoption, the Company has been collecting the additional field data which management believes, based on discussions with the FDA, and the draft guidelines, this agency would require approving the Company's entry into the industrial market in the United States. The Company has submitted for industrial workplace clearance from the FDA under the proposed guidelines simultaneously with seeking its approval of use of its product for medical purposes. In addition, the Company has commenced efforts to market its product through distributors to law enforcement agencies and medical users in Europe and Australia prior to obtaining FDA approval for use in the United States. This program could offset any loss in early revenues due to the delay, if it occurs, in the Company's marketing to the industrial market in the United States.

         The Company may not meet the market launch schedules described in the preceding two paragraphs. In addition, the FDA or a foreign government may not grant clearance for the sale of the Company's product for routine screening and/or diagnostic operations. Furthermore, the clearance process may take longer than projected. Even if the Company does meet its schedule and although the Company has generated revenues, profitability cannot be predicted.

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

         The Company experienced delays in marketing its product because of unanticipated performance problems that had arisen first in the Company's testing in its research and development facility and later at market trial and customer sites in 2002. Accordingly, when a product performance problem surfaced, the Company had no choice except to make product improvements and modifications. The Company also had to delay completion of the field-testing necessary to furnish the data for some of the FDA submissions, and with it, delayed clearance by the FDA due to the loss of critical financing.

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

FAILURE TO COMPLY WITH THE SUBSTANTIAL GOVERNMENTAL REGULATION TO WHICH THE COMPANY IS SUBJECT MAY ADVERSELY AFFECT ITS BUSINESS.

         The Company cannot market its saliva-based testing device to hospitals and other medical facilities unless it has obtained FDA approval. Additionally, the FDA announced its intention to regulate marketing to the industrial market in the United States. If the FDA determines to regulate the industrial market in the United States, this may further delay the receipt of revenues by the Company in this market. If the Company cannot obtain a waiver from CLIA ("Clinical Laboratory Improvement Act of 1988") regulation, the cost of running the IMPACT TEST SYSTEM in FDA regulated medical markets could be higher for potential customers. There can be no assurance that the Company will obtain a waiver from CLIA regulation or FDA approval on a timely basis, if at all. If the Company does not obtain such waiver and approvals, its business will be adversely affected.

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

         The Company expects to conduct all manufacturing of the Saliva Test Module's (STM) at its own facility for at least another six to nine months. The Company is now reviewing the possibility on engaging an outside manufacturer for the final assembly of the STMs as part of it overall strategy to reduce costs. However, the chemistry portion of the STM is a proprietary technology and process developed by the Company and, accordingly the Company plans to continue to manufacture the chemistry portion of the STM for both intellectual property protection and proprietary know how. In addition, the Company intends to continue to assemble the IMPACT Test System for at least another six to nine months or more. If the Company's facility or the equipment in its facility is significantly damaged or destroyed, the Company may not be able to quickly restore manufacturing capacity. The Company plans to engage an outside manufacturer of instruments to final assemble the current instrument in conjunction with its own in-house assembly. The Company's current timetable for transfer of some of the final assembly of the current instrument is during the quarter ending March 31, 2005. The Company could, accordingly, turn over instrument assembly to a number of qualified outside instrument assembly suppliers in the event of such problems at the Company's facility. Accordingly, any capable electronics manufacturer would have the capability to produce this type of equipment. The Company has identified several potential electronic manufacturers as potential alternatives to its initial outside supplier should it so require.

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

         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32 Certifications pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002

         (b)      REPORTS ON FORM 8-K

         On August 12, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K related to the Company's announcement of its financial results for the quarter ended June 30, 2004.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

                                          LIFEPOINT, INC.

Date:    November 15, 2004                By /s/ Linda H. Masterson
                                             ----------------------------------
                                          Linda H. Masterson
                                          President and Chief Executive Officer


                                          By /s/ Craig S. Montesanti
                                             ----------------------------------
                                          Craig S. Montesanti
                                          Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

         31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certifications pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.