Form 10-Q
period 2004-12-31
LIFEPOINT INC
filed 2005-02-14
CIK 910523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      DECEMBER 31, 2004
         -----------------------------------------------------

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

[ ]Yes      [X] No

As of February 10, 2005 there were 102,091,121 shares of the registrant's Common Stock, $0.001 par value per share outstanding.

                                                                        2004 - LIFEPOINT, INC.
                                                       For The Quarter Ended December 31, 2004


INDEX
-----

PART I -  FINANCIAL INFORMATION

         o   ITEM 1 - FINANCIAL STATEMENTS.................................................. 3

         o   BALANCE SHEETS AT DECEMBER 31, 2004 (UNAUDITED) AND MARCH 31, 2004 ............ 3

         o   STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED
               DECEMBER 31, 2004 AND 2003 (UNAUDITED)....................................... 4

         o   STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS AND NINE MONTHS ENDED
               DECEMBER 31, 2004 AND 2003 (UNAUDITED)....................................... 5

         o   NOTES TO FINANCIAL STATEMENTS ................................................. 6

         o   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.................................................... 20

         o   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............. 26

         o   ITEM 4 - CONTROLS AND PROCEDURES .............................................. 26

PART II -  OTHER INFORMATION

         o   ITEM 1 - LEGAL PROCEEDINGS .................................................... 27

         o   ITEM 2- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS............ 27

         o   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES....................................... 27

         o   ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................... 28

         o   ITEM 5- OTHER INFORMATION...................................................... 28

         o   ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K ...................................... 28


                                              2

                                                   PART I
                                           FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                              LIFEPOINT, INC.
                                               BALANCE SHEETS


                                                                            DECEMBER 31,        MARCH 31,
                                                                                2004              2004
                                                                            -------------     -------------
                                                                             (unaudited)         (audited)
Current assets:
  Cash and cash equivalents                                                 $  2,190,606      $  3,710,761
  Accounts receivable                                                             52,357            65,650
  Inventory, net of allowance for excess inventory of $1,346,529
    at December 31, 2004 and $1,096,571 at March 31, 2004                      2,443,018         2,309,343
  Prepaid expenses and other current assets                                      292,452           245,918
                                                                            -------------     -------------
          Total current assets                                                 4,978,433         6,331,672

Property and equipment, net                                                    1,369,753         1,881,826

Patents and other assets, net                                                    568,242           595,673
                                                                            -------------     -------------
                                                                            $  6,916,428      $  8,809,171
                                                                            =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $    685,425      $    976,581
  Accrued expenses                                                               720,393         1,030,848
  Notes payable -short-term vendors                                              121,442           134,356
  Note payable -bank                                                                  --           160,650
  Capital lease - short-term                                                       5,667                --
                                                                            -------------     -------------
          Total current liabilities                                            1,532,927         2,302,435
  Long-term liabilities                                                           59,497           151,734
                                                                            -------------     -------------
Total liabilities                                                              1,592,424         2,454,169
Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock, Series C 10% Cumulative Convertible, $.001 par value, 600,000 shares authorized, 0 and 377,434 outstanding at
    December 31, 2004 and  March 31, 2004, respectively                               --               377
  Preferred stock,Series D 6% Cumulative Convertible, $.001
    par value, 15,000 shares authorized, 8,872 and 9,584 outstanding at
    December 31, 2004 and March 31, 2004, respectively                                 9                 9
  Preferred stock, Series E 5% Cumulative Convertible, $.001 par value, 4,000 shares authorized, 4,000 and 0 outstanding
    at December 31, 2004 and March 31, 2004, respectively                              4                --
  Common Stock, $.001 par value; 350,000,000 shares authorized,
    97,040,860 and 57,037,597 shares issued and outstanding
    at December 31, 2004 and March 31, 2004, respectively                         97,041            57,039
  Additional paid-in capital                                                  89,010,685        78,231,867
  Dividends payable in common stock                                              772,755         1,354,847
  Accumulated deficit                                                        (84,556,490)      (73,289,137)
                                                                            -------------     -------------
           Total stockholders' equity                                          5,324,004         6,355,002
                                                                            -------------     -------------
Total liabilities and stockholders' equity                                  $  6,916,428      $  8,809,171
                                                                            =============     =============

                  The accompanying notes are an integral part of the financial statements.


                                                     3

                                                         LIFEPOINT, INC.
                                                    STATEMENTS OF OPERATIONS


                                                                       (UNAUDITED)                        (UNAUDITED)
                                                                         FOR THE                            FOR THE
                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      DECEMBER 31                         DECEMBER 31
                                                             -------------------------------------------------------------------
                                                                 2004              2003              2004              2003
                                                             -------------     -------------     -------------     -------------
Revenues                                                     $      5,836      $         --      $     81,904      $    (18,500)

Costs and expenses:
  Cost of goods sold                                              966,466                --         2,559,301                --
  Research and development                                        389,235         1,032,061         1,570,958         2,556,230
  Selling and marketing                                           414,913           173,489         1,110,432           419,967
  General and administrative                                      710,350           587,387         1,599,965         1,628,735

                                                             -------------     -------------     -------------     -------------
    Total costs and expenses from operations                    2,480,964         1,792,937         6,840,656         4,604,932
                                                             -------------     -------------     -------------     -------------
Loss from operations                                           (2,475,128)       (1,792,937)       (6,758,752)       (4,623,432)

Interest income                                                     4,617               590             8,704            16,656
Interest expense                                                 (576,501)               --          (578,432)         (323,140)
Discount on settlement of trade payables                            3,694             3,558           203,743           727,171
                                                             -------------     -------------     -------------     -------------

   Total other income (expense)                                  (568,190)            4,148          (365,985)          420,687
                                                             -------------     -------------     -------------     -------------

Net loss                                                       (3,043,318)       (1,788,789)       (7,124,737)       (4,202,745)
Income Taxes                                                          800                --               800                --
Less preferred dividends                                        3,871,778           524,531         4,141,817         7,745,427
                                                             -------------     -------------     -------------     -------------

Loss applicable to common shareholders                       $ (6,915,896)     $ (2,313,320)     $(11,267,354)     $(11,948,172)
                                                             =============     =============     =============     =============

Loss applicable to common shareholders per common share:
  Weighted average common shares
   outstanding - basic and assuming dilution                   96,319,203        42,122,394        84,297,764        39,135,182
                                                             =============     =============     =============     =============

Basic and diluted net loss per share
    applicable to common shareholders                        $      (0.07)     $      (0.05)     $      (0.13)     $      (0.31)
                                                             =============     =============     =============     =============

                            The accompanying notes are an integral part of the financial statements.


                                                               4

                                              LIFEPOINT, INC.
                                          STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                     For the nine months ended December 31,
                                                                     --------------------------------------
                                                                         2004                      2003
                                                                     -------------            -------------
OPERATING ACTIVITIES
Net loss                                                             $(11,267,354)            $(11,948,172)
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation and amortization                                         560,912                  532,545
    Expense of warrant valuation                                        3,709,203                7,745,427
    Valuation expense of warrants re-priced                               575,742                       --
    Dividend expense for accrued dividends                                432,614                       --
    Amortization of debt discount                                              --                  166,000
    Provision of income taxes                                                (800)                      --
    Loan fees on note payable                                                  --                  416,633
    Changes in operating assets and liabilities:
       Accounts receivable                                                 13,293                       --
       Inventories                                                       (133,675)                 (44,315)
       Prepaid expenses and other current assets                          (46,534)                 (79,856)
       Other assets                                                       110,534                  (88,602)
       Accounts payable                                                  (291,156)              (1,336,653)
       Accrued expenses                                                   (70,455)                 779,492
                                                                     -------------            -------------
Net cash used by operating activities                                  (6,407,676)              (3,857,501)
INVESTING ACTIVITIES
Capitalization of patent costs                                           (117,188)                      --
Purchases / (adjustments) of property and equipment                       (14,754)                  (5,976)
                                                                     -------------            -------------
Net cash used by investing activities                                    (131,942)                  (5,976)
FINANCING ACTIVITIES
Sale of preferred stock                                                 3,700,000                7,777,993
Expenses of preferred stock offering                                     (253,213)                (608,326)
Exercise of warrants                                                    1,772,810                  144,991
Proceeds from note payable                                                     --                  690,000
Payments on note payable                                                  (21,818)                 (13,915)
Proceeds from note payable                                                297,758                       --
Purchase in capital lease                                                   9,576                       --
Payments on note payable-bank                                            (160,650)                      --
Payments on capital leases                                               (325,000)                (330,952)
                                                                     -------------            -------------
Net cash provided by financing activities                               5,019,463                7,659,791
                                                                     -------------            -------------
Increase/(decrease) in cash and cash equivalents                       (1,520,155)               3,796,314
Cash and cash equivalents at beginning of period                        3,710,761                   75,588
                                                                     -------------            -------------
Cash and cash equivalents at end of period                           $  2,190,606             $  3,871,902
                                                                     =============            =============
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION:
Cash paid for interest                                               $      2,690             $    157,150
                                                                     =============            =============
NON-CASH FINANCING ACTIVITIES:
                                                                     =============            =============
    Value of common stock issued as dividends on preferred stock     $    432,614             $  1,006,370
                                                                     =============            =============
      Conversion of accounts payable to long term notes              $         --             $    255,595
                                                                     =============            =============

                  The accompanying notes are an integral part of the financial statements.


                                                     5

                                 LIFEPOINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


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

         The Company will try to obtain capital needed for its operations from a variety of possible sources. First, the Company has generated cash over the last four quarters by obtaining a significant number of early exercises of the warrants issued in connection with the Company's private placement of Series D Convertible Preferred Stock. These have provided approximately $2.0 million in capital to the Company without any further dilution. In addition, during the quarter ended December 31, 2004, the Company raised $4 million in Series E Preferred Stock through a private placement. The Company expects to obtain additional capital through additional exercises of warrants. Additionally, the Company expects to be able to establish and use the traditional commercial capital sources including capital lease lines, working capital lines, international (a source of revenues) factoring, and leases for customer purchases of IMPACT Test Systems. These may reduce capital requirements for the Company. Additionally, the Company expects to achieve sales revenue, which over the year, may reduce the cash requirements of the Company. Lastly, if other sources fail, and the Company needs additional capital, the Company will attempt to raise the capital shortfall through equity or debt financing.

                                 LIFEPOINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Certain amounts included in the prior quarter's financial statements have been reclassified to conform with the current quarter's presentation. Such reclassifications did not have any effect on reported net loss.

CASH AND CASH EQUIVALENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

         LifePoint considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amount of all cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets that range from three to seven years. Expenditures for maintenance and repairs are charged to expense as incurred whereas major betterments and renewals are capitalized. Property and equipment under capital leases are included with property and equipment and amortization of these assets are included in depreciation expense. Depreciation expense for the years ended March 31, 2004, 2003 and 2002 was $688,612, $622,907 and $516,021 respectively. Depreciation expense for the nine months ended December 31, 2004 was $526,827.

PATENTS

         The cost of patents is being amortized over their expected useful lives, which is generally 17 years. At December 31, 2004 accumulated amortization of patents was $107,893. At March 31, 2004, 2003 and 2002, accumulated amortization of patents was approximately $74,000, $37,000 and $22,000, respectively. During the nine months ended December 31, 2004, $117,188 in patent costs was incurred. For the years ended March 31, 2004, 2003, and 2002 additional patent costs were approximately $0, $61,000 and $160,000, respectively.

IMPAIRMENT OF LONG LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2004.

                                 LIFEPOINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

DIVIDENDS

        During the quarter ended December 31, 2004, the Company accrued a dividend expense of $162,575 for the equivalent of 812,875 shares of its common stock related to its Series D and Series E Preferred Stock. During the nine months ended December 31, 2004, the Company has accrued a dividend expense of $432,614 on its Series D and Series E Preferred Stock. During the quarter ended June 30, 2004, the Company's Series C Preferred Stock had a mandatory conversion on June 20, 2004. Based on this conversion, 3,264,096 shares of common stock were paid as premium shares to the holders of the Series C Preferred Stock. In addition, $3,709,203 of dividend expense was recorded based on the valuation of the 20,000,000 warrant shares, the valuation of the 870,000 placement agent warrant shares and the beneficial conversion feature related to the Series E Preferred Stock.

REVENUE RECOGNITION

         The majority of the Company's revenue is from sales of the IMPACT Test System, which launched at the end of fiscal year 2002. The Company recognizes revenue in the period in which cash is received for products shipped, title transferred and acceptance and other criteria are met in accordance with the Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. While the Company believes it has met the criteria of SAB 104, due to delays in receiving payments on some of the Company's initial shipments of products, the Company elected, during the quarter ended December 31, 2002 and going forward, to record revenue related to shipments only to the extent the related cash had been collected, as amended by SAB 104. At December 31, 2004, the Company had $56,400 in product shipments to customers that are subject to customer evaluations and acceptance. These product shipments are included in finished goods inventory at cost and as such have not been recognized in revenue.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers or distribution partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2004, the Company has not recorded an allowance for doubtful accounts as the Company believes the accounts receivable are fully collectible.

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

                                 LIFEPOINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

BASIC AND DILUTED NET LOSS PER SHARE

         Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the periods reported. Common stock equivalents have not been included in this calculation because their inclusion would be anti-dilutive. As of December 31, 2004, the Company had outstanding 115,863,570 warrants, 5,885,652 options, 44,360,000 common shares issuable upon conversion of Series D Convertible Preferred Stock, 20,000,000 common shares issuable upon conversion of Series E Convertible Preferred Stock, and 4,015,754 dividends payable, collectively these securities would have converted into 190,124,976 shares of common stock.

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

                                 LIFEPOINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

         In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions". The FASB issued this statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, "Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152

                                 LIFEPOINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS No. 152 to have a material impact, if any, on the Company's financial position or results of operations. In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact, if any, on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the impact of this statement on its financial position and results of operations.


2.       INVENTORY

         Inventory is summarized as follows:

                                             December 31,       March 31,
                                                 2004             2004
                                             ------------     ------------
         Raw materials                       $ 2,734,968      $ 2,995,162
         Work in process                         495,072          247,645
         Finished goods                          559,507          163,107
                                             ------------     ------------
                                               3,789,547        3,405,914
         Less:  inventory reserve              1,346,529        1,096,571
                                             ------------     ------------
                                             $ 2,443,018      $ 2,309,343
                                             ============     ============

Finished goods inventory includes finished goods in customers' hands prior to receipt of payment.

                                              LIFEPOINT, INC.
                                       NOTES TO FINANCIAL STATEMENTS
                                             DECEMBER 31, 2004
                                                (UNAUDITED)


3.       PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                             Estimated        December 31,      March 31,
                                                             Useful Lives        2004             2004
                                                                              ------------    ------------
         Furniture and fixtures                              3 - 7 years      $ 2,820,834     $ 3,007,848
         Test equipment                                      5 - 7 years           26,489         451,940
         Leasehold improvements                              3 - 5 years        1,372,966       1,372,966
                                                                             ------------    ------------
                                                                                4,220,289       4,832,754
         Less:  accumulated depreciation and amortization                       2,850,536       2,950,928
                                                                              ------------    ------------
                                                                              $ 1,369,753     $ 1,881,826
                                                                              ============    ============


         During the three months ending December 31, 2004, $627,219 of assets were retired. The assets were fully depreciated resulting in no gain or loss.

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

         On December 30, 2002 the Company entered into a Promissory Note with a vendor for services rendered to the Company amounting to $162,394. No interest is due under the terms of the note which is payable though the period ending January 31, 2005. At December 31, 2004, $60,047 is outstanding under the note. In addition, during the period ending September 30, 2003, the Company reached agreement with a number of its vendors to extend payment terms on outstanding accounts payable resulting in notes payable of $118,086 at December 31, 2004.

                                 LIFEPOINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


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

         On December 18, 2003 the Company secured a loan with its lending institution for $196,350 for general business purposes. The loan accrues interest at a rate of 3.25% and is subject to monthly payments of $17,850 until the maturity date of November 15, 2004. This loan was secured by a time deposit made by the Company for $196,350 that matures on November 15, 2004. The loan was paid off in full in December 2004.

         On November 15, 2004 the Company finalized a Convertible Note and Warrant Purchase Agreement (the "Note"), with an investment fund. The Note was converted into the Company's Series E Preferred Stock as part of the $4 million Series E private placement. The Note provided $300,000 to the Company that was used for operating activities, in exchange for the re-price of the investments funds' 19,000,000 outstanding warrant shares from $0.50 each share to $0.40 each share and the extension of an additional five years to the expiration date of these warrant shares. A valuation adjustment of $575,742 was recorded as interest expense during the quarter ended December 31, 2004.

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

                                 LIFEPOINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


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

         During the quarter ended June 30, 2004, as part of the mandatory conversion, holders of 377,434 shares of Series C Preferred Stock converted their shares into 28,914,072 shares of the Company's common stock. Additionally, based on the mandatory conversion of the Series C Preferred Stock, 3,264,096 premium shares was paid as dividends as per the conversion. As of December 31, 2004, there were no shares of Series C Preferred Stock outstanding after the conversion.

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

          The Series D Preferred Stock is entitled to a liquidation preference over the Company's Common Stock upon a liquidation, dissolution, or winding up of the Company. The Series D Preferred Stock is convertible at the option of the holder into Common Stock at a conversion price of $0.30 per share, subject to certain anti-dilution adjustments (including full-ratchet adjustment upon any issuance of equity securities at a price less than the conversion price of the Series D Preferred Stock, subject to certain exceptions). As a result of the private placement of Series E Preferred Stock (described below), the conversion price of the Series D Preferred Stock was reset to $0.20 per share. Following the second anniversary of the closing, the Company has the right to force conversion of all of the shares of Series D Preferred Stock provided that a registration statement covering the underlying shares of Common Stock is in effect and the 20-day volume weighted average price of the Company's Common Stock is at least 200% of the conversion price and certain other conditions are met.

                                 LIFEPOINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


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

         During the quarter ended December 31, 2004, a holder of 150 shares of the Series D Preferred Stock converted their preferred stock into 750,000 shares of Common Stock. Related to the conversion, the Company issued 59,664 shares of Common Stock as dividend shares. The dividend shares amount has been recorded on the Company's Statement of Operations.

SERIES E PREFERRED STOCK

         On November 19, 2004, the Company closed a $4 million private placement of Series E Convertible Preferred Stock ("Series E Preferred Stock") and warrants to purchase Common Stock ("Warrants"). This included the conversion of a note payable of $300,000 into Series E Preferred Stock. On December 7, 2004, at the closing (the "Closing") of the private placement, the Company issued 4,000 shares of Series E Preferred Stock convertible into 20,000,000 shares of Common Stock of the Company and Warrants to purchase 20,000,000 shares of Common Stock of the Company to various investors (the "Investors"). In addition, 870,000 warrants to purchase Common Stock were issued to the placement agent as part of the financing.

         The Series E Preferred Stock has an aggregate stated value of $1,000 per share and is entitled to a quarterly dividend at a rate of 5% per annum, generally payable in Common Stock or cash at the Company's option.

          The Series E Preferred Stock is entitled to a liquidation preference over the Company's Common Stock upon a liquidation, dissolution, or winding up of the Company. The Series E Preferred Stock is convertible at the option of the holder into Common Stock at a conversion price of $0.20 per share, subject to certain anti-dilution adjustments (including full-ratchet adjustment upon any issuance of equity securities at a price less than the conversion price of the Series E Preferred Stock, subject to certain exceptions). Following the second anniversary of the closing, the Company has the right to force conversion of all of the shares of Series E Preferred Stock provided that a registration statement covering the underlying shares of Common Stock is in effect and the 20-day volume weighted average price of the Company's Common Stock is at least 200% of the conversion price and certain other conditions are met.

                                 LIFEPOINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


         The Company is required to redeem any shares of Series E Preferred Stock that remain outstanding on the third anniversary of the closing, at its option, in either (i) cash equal to the face amount of the Series E Preferred Stock plus the amount of accrued dividends, or (ii) subject to certain conditions being met, shares of Common Stock equal to the lesser of the then applicable conversion price or 90% of the 90-day volume weighted average price of the Common Stock ending on the date prior to such third anniversary. As the redemption is not required to be paid in cash, the Company has not recorded the preferred stock as a liability in the accompanying balance sheet.

         Upon any change of control, the holders of the Series E Preferred Stock may require the Company to redeem their shares for cash at a redemption price equal to the greater of (i) the fair market value of such Series E Preferred Stock and (ii) the liquidation preference for the Series E Preferred Stock. For a three-year period following the closing, each holder of Series E Preferred Stock has a right to purchase its pro rata portion of any securities the Company may offer in a privately negotiated transaction, subject to certain exceptions.

         During the quarter ended December 31, 2004, no holders of the Series E Preferred Stock converted their preferred stock into shares of Common Stock.

COMMON STOCK

         On January 14, 2004, the Company issued 53,890 shares of Common Stock at $0.43 per share to a vendor for restitution of the outstanding balance of a debt. On March 5, 2004, the Company issued 50,000 shares of Common Stock at $0.37 per share to a former Director of the Company for his appointment to the new position of Director Emeritus. On March 5, 2004, the Company issued 945,387 shares of restricted stock at $0.37 per share to employees and former employees in recognition of decreased pay and furloughs during 2003, and as an incentive for continued employment through October 31, 2003.

         During the nine months ended December 31, 2004, holders of the Series D Preferred Stock Warrants purchased 5,905,693 shares of the Company's Common Stock. The Company received $1,771,708 for the early exercise of these warrants.

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

                                 LIFEPOINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


         As of December 31, 2004, options to purchase an aggregate of 5,885,652 shares of the Common Stock granted to employees including officers, directors and consultants were outstanding. As of such date, options to purchase an aggregate of 851,741 shares of the Common Stock had been exercised and options to purchase an aggregate of 2,678,201 shares of the Common Stock were then exercisable. Options granted to date under both Option Plans have generally become exercisable as to one-quarter of the shares subject thereto on the first anniversary date of the date of grant and as to 1/36th of the remaining shares on such calendar day each month thereafter for a period of 36 months. Certain options will become exercisable upon the achievement of certain goals related to corporate performance and not that of the optionee. The exercise price per share for incentive stock options under the Code may not be less than 100% of the fair market value per share of the Common Stock on the date of grant. For nonqualified stock options, the exercise price per share may not be less than 85% of such fair market value. No option may have a term in excess of ten years.

WARRANTS

         During the quarter ended December 31, 2004, warrants to purchase 20,660,000 shares of common stock were issued. Of this amount, 20,000,000 warrant shares were issued with the private placement of the Series E Convertible Preferred Stock and 870,000 warrant shares were issued to the placement agent. In addition, 210,000 warrant shares were terminated. The total warrant shares outstanding as of December 31, 2004 was 115,863,570. In addition, during the quarter ended December 31, 2004, at the time of issuance, the effective conversion price of the preferred stock was less than the fair market value of the common stock which resulted in a beneficial conversion feature. The calculation resulted in a beneficial conversion feature value in excess of the calculated value of the preferred stock. As such, the Company recorded as dividend expense a beneficial conversion feature upon issuance equal to its original value of $3,709,203. In addition, during the quarter ended December 31, 2004, the Company finalized a Convertible Note and Warrant Purchase Agreement with an investment fund. The Note was converted into the Company's Series E Preferred Stock as part of the Series E private placement. The Note provided to the Company $300,000, in exchange for the re-price of the investments funds, 19,000,000 outstanding warrant shares from $0.50 each to $0.40 each and the extension of an additional five years to the expiration date of these warrant shares. As such, the Company recorded $575,742 as interest expense in relation to this transaction.

6.       COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         LifePoint entered into a lease agreement commencing October 1, 1997, which was extended by an amendment and was renewed for one year until April 30, 2005 for the research facilities in Rancho Cucamonga, California. In addition to rent of $72,000 per year, LifePoint will pay real estate taxes and other occupancy costs.

         On April 26, 2000, the Company entered into a lease agreement for its administrative offices and manufacturing facility commencing May 1, 2000, which terminates on July 31, 2005. In addition to rent of $226,000 per year, LifePoint will pay real estate taxes and other occupancy costs. The Company may elect to terminate the lease at the end of four years and has the right to two two-year renewal options. The lease also provided for rent abatement in three of the first twelve months as a tenant improvement allowance in addition to the $30,000 allowance paid by the lessor

         On August 28, 2000 the Company entered into a lease financing agreement with Finova Capital Corporation ("Finova") of Scottsdale, Arizona whereby Finova agreed to provide LifePoint with up to a $3,000,000 lease line for the purchase of equipment including up to $500,000 of leasehold improvements. At March 31, 2004 and 2003, $1,249,930 had been drawn against the line. Each closing schedule has been financed for 36 months at a rate equal to the then current three-year U.S. Treasury Note. At the end of each schedule, LifePoint will have the option to purchase all (but not less than all) of the equipment at 15% of the original equipment cost. As of March 31, 2004, the Company owed $485,000 on its lease of its capital equipment and was in litigation regarding such. The Company has reached a settlement on the outstanding balances and has negotiated a payment schedule commencing in July 2004. As of December 31, 2004, the Company has a balance of $160,000 as an accrued expense and the amount is reflected as a short-term liability.

         The Company leases certain equipment under non-cancelable lease arrangements. These capital leases expire on various dates through 2004 and may be renewed for up to 12 months. Furniture, fixtures and equipment includes assets acquired under capital leases of $1,263,331, $1,280,633 and $1,249,930 as of December 31, 2004, March 31, 2004 and March 31, 2003, respectively. Accumulated depreciation for assets under capital lease was $922,565 at December 31, 2004. In addition, accumulated depreciation was $751,895 and $643,743 at March 31, 2004 and 2003, respectively. Amortization of assets under capital lease is included with depreciation expense. See Note 3 - Property and Equipment.

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

         On June 4, 2001, the Company and CMI, Inc. ("CMI"), a wholly-owned subsidiary of the employee-owned MPD Inc. based in Owensboro, Kentucky, entered into a renewable, three-year agreement establishing CMI as the exclusive distributor of the IMPACT Test System to the law enforcement market in the United States and Canada. Fees would be calculated and paid in accordance with the confidential terms of the agreement. There were no conditions for the Company to meet other than the delivery of product to receive the fees. CMI had minimum, confidential, sales requirements for the three-year term of the contract in order to retain the exclusive marketing rights. CMI would sell, and provide service and training for, the IMPACT Test System to the law enforcement market, including, driver testing, corrections, probation and parole, narcotics and drug courts.

         The three-year term of the agreement did not begin until general marketing of our IMPACT Test System began on February 26, 2002. CMI would benefit from volume discounts and, therefore, the Company's margins on products purchased by CMI may decrease over the term of the contract. In addition, CMI has guaranteed pricing on the instruments, which may result in much lower margins once the Company transfers the instrument production to an outside vendor. The agreement with CMI is automatically renewable unless CMI or the Company gives notice to the other 180 days prior to the end of the initial term.

                                 LIFEPOINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


         On November 25, 2003, CMI notified the Company that they were terminating this distribution agreement. The Company believes that this notification is not valid under the terms of the agreement and on December 30, 2003, the Company demanded a break-up fee from CMI for their desired early termination of this agreement. No resolution has been reached regarding the break-up fee.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

            As of December 31, 2004, the Company had an accumulated deficit of $84,556,487. The Company has devoted substantially all of its resources to research and development and has experienced an ongoing deficiency in working capital. The Company has recently re-initiated manufacturing and shipment of its product to customers. There can be no assurance as to when the Company will achieve profitability, if at all. The Company's revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors that may affect operating results include: a) the length of time to close product sales; b) customer budget cycles; c) the implementation of cost reduction measures; d) the timing of required approvals from government agencies, such as the Food and Drug Administration; and e) the timing of new product introductions by the Company and its competitors. As of the date of this filing, there is substantial doubt about the Company's ability to continue as a going concern due to its historical negative cash flow and because the Company does not have sufficient committed capital to meet its projected operating needs for at lease the next twelve months.

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

         On November 19, 2004, the Company closed a $4 million private placement of Series E Convertible Preferred Stock ("Series E Preferred Stock") and warrants to purchase Common Stock. This included the conversion of a note payable of $300,000 into Series E Preferred Stock. On December 7, 2004, at the closing (the "Closing") of the private placement, the Company issued 4,000 shares of Series E Preferred Stock convertible into 20,000,000 shares of Common Stock of the Company and Warrants to purchase 20,000,000 shares of Common Stock of the Company to various investors (the "Investors"). In addition, 870,000 warrant shares to purchase Common Stock were issued to the placement agent per this transaction.

         The Series E Preferred Stock has an aggregate stated value of $1,000 per share and is entitled to a quarterly dividend at a rate of 5% per annum, generally payable in Common Stock or cash at the Company's option.

          The Series E Preferred Stock is entitled to a liquidation preference over the Company's Common Stock upon a liquidation, dissolution, or winding up of the Company. The Series E Preferred Stock is convertible at the option of the holder into Common Stock at a conversion price of $0.20 per share, subject to certain anti-dilution adjustments (including full-ratchet adjustment upon any issuance of equity securities at a price less than the conversion price of the Series E Preferred Stock, subject to certain exceptions). Following the second anniversary of the closing, the Company has the right to force conversion of all of the shares of Series E Preferred Stock provided that a registration statement covering the underlying shares of Common Stock is in effect and the 20-day volume weighted average price of the Company's Common Stock is at least 200% of the conversion price and certain other conditions are met.

         The Company is required to redeem any shares of Series E Preferred Stock that remain outstanding on the third anniversary of the closing, at its option, in either (i) cash equal to the face amount of the Series E Preferred Stock plus the amount of accrued dividends, or (ii) subject to certain conditions being met, shares of Common Stock equal to the lesser of the then applicable conversion price or 90% of the 90-day volume weighted average price of the Common Stock ending on the date prior to such third anniversary. As the redemption is not required to be paid in cash, the Company has not recorded the preferred stock as a liability in the accompanying balance sheet.

         Upon any change of control, the holders of the Series E Preferred Stock may require the Company to redeem their shares for cash at a redemption price equal to the greater of (i) the fair market value of such Series E Preferred Stock and (ii) the liquidation preference for the Series E Preferred Stock. For a three-year period following the closing, each holder of Series E Preferred Stock has a right to purchase its pro rata portion of any securities the Company may offer in a privately negotiated transaction, subject to certain exceptions.

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

         The Company has filed 510(k) submissions to the Food and Drug Administration (the "FDA") for the IMPACT Test System and the NIDA-5 drugs of abuse, with the first submission filed in the fall of 2002. Although the applications were delayed because the Company could not provide additional data requested by FDA on a timely basis, principally due to a lack of funding and personnel, the Company responded to the FDA in December 2003, April 2004 and June 2004 in response to additional inquiries. The Company received FDA clearance to market the LifePoint(R) IMPACT(R) Test System in conjunction with the opiate test (morphine and heroin) for use in medical markets and repetitive use situations. FDA clearance on other applications are still pending. There can be no assurance as to when or if the FDA will grant clearance on these products.

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

         Ms. Masterson resigned as President and CEO of the Company on December 14, 2004. Per the severance agreement dated December 13, 2004, she is entitled to her current base salary for a period of eighteen months. On December 31, 2004 a total of $325,789 was expensed for salary and payroll taxes.

OPERATING CASH FLOWS

         Net cash used by the Company in operations for the nine months ended December 31, 2004 amounted to $6,407,676 as compared to $3,857,501 for the nine months ended December 31, 2003, an increase of $2,550,175. This was due primarily to the higher net loss associated with the re-deployment of the operations in fiscal year 2005 in comparison to the furloughed position of the organization during fiscal year 2004. In addition, $3,709,203 was expensed relating to the issuance of warrants and the beneficial conversion feature associated with the Series E private placement for the nine months ended December 31, 2004.For the nine months ended December 31, 2003, $7,745,427 was expensed relating to the beneficial conversion feature associated with the Series D and dividends on Preferred Stock. During the nine months ended December 31, 2003, $416,633 in loan fees and $166,000 for the amortization of the debt was converted to preferred stock during the nine months ended December 31, 2003 and was eliminated as of June 30, 2004.

INVESTING CASH FLOWS

         During the nine months ended December 31, 2004, net cash used by investing activities was $131,942 compared to $5,976 for the nine months ended December 31, 2003. The $117,188 increase in cash used was for the capitalization of patents during the nine months ended December 31, 2004. Adjustments to property and equipment of $14,754 during the nine months ended December 31, 2004 was related to the transfer of internal systems to marketing expense.

FINANCING CASH FLOWS

         Net cash provided by financing activities amounted to $5,019,463 for the nine months ended December 31, 2004 compared to $7,659,791 for the nine months ended December 31, 2003. The $2,640,328 decrease in cash provided by financing activities for the nine months ended December 31, 2004 was principally from the net proceeds of $7,777,993 raised during the nine months ended December 31, 2003 from the sale of preferred stock. This was partially offset by the $1,772,810 in proceeds raised in the exercise of warrants and the issuance of $4,000,000 in Series E Preferred Stock during the nine months ended December 31, 2004 with net proceeds of $3,743,982.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 VS. DECEMBER 31, 2003

         The Company recognized $5,836 in revenues during the three months ended December 31, 2004 compared to no revenue for the three months ended December 31, 2003. These revenues reflect payments made on previous shipments of the Company's products. As adopted in fiscal year 2003, the Company has elected to record revenue only when related cash has been collected. During the six months ended June 30, 2003 the Company was in the middle of a furlough related to the loss of its critical funding and was forced to reduce its staff during the quarter. This factor was a main contributing factor as to the lower operating expenses that occurred during the nine months ended December 31, 2003. Over the past nine months, the Company has resumed shipping product to potential customers and based on this, $966,466 was recognized as cost of goods sold for the three months ended December 31, 2004. This includes the manufacturing overhead incurred during that period. All standard cost of sales associated with the shipment of product has been deferred and will be recognized as a cost of sales upon payment of the invoice. The Company recognized no cost of sales during the three months ended December 31, 2003 due to manufacturing costs being expensed as research and development charges. During the three months ended December 31, 2004, the Company spent $389,235 on research and development, excluding manufacturing costs, $710,350 on general and administrative expenses and $414,913 on selling expenses, as compared with $1,032,061, including manufacturing costs, $587,387, and $173,489, respectively, during the three months ended December 31, 2003. The decrease of $642,826, or 62 %, in research and development expenditures was primarily due to the reduction of engineering costs due to the transition from a research organization to a manufacturing and marketing focused company. General and administrative expenses increased $122,963, or 21%, during the three months ended December 31, 2004 primarily due to severance expense of $325,789 for Linda Masterson. The increase of $241,424, or 139%, in selling and marketing expenses for the three months ended December 31, 2004 was primarily related to the Company's increase in its sales and marketing personnel which accounted for higher salary and travel charges in comparison to the three months ended December 31, 2003 in which there was limited staffing during the furlough. Interest expense for the three months ended December 31, 2004 was $576,501, which primarily represented the expense incurred for the re-price of the warrants associated with the loan that was converted to Preferred Stock in comparison to $0 for the three months ended December 31, 2003, when there was no debt. Interest income was $4,617 for the three months ended December 31, 2004, as compared to $590 during the three months ended December 31, 2003. This represented interest earned on short-term investments. Additionally, the Company recognized a favorable adjustment of $3,694 in the three months ended December 31, 2004 on a discount from the settlement of trade payables in comparison to the $3,558 discount as a result from the settlement of trade payables during the three months ended December 31, 2003.

NINE MONTHS ENDED DECEMBER 31, 2004 VS. DECEMBER 31, 2003

         The Company recognized $81,904 in revenues during the nine months ended December 31, 2004 compared to a credit for the return of instruments of $18,500 in revenues for the nine months ended December 31, 2003. On January 29, 2003, the Company lost critical funding and the ability to draw on a $7.5 million line previously available under a debt facility. As a result, the Company was forced to reduce operating expenses and headcount during the nine months ended December 31, 2003. The Company recognized $2,559,301 in cost of goods sold during the nine months ended December 31, 2004 in comparison to no cost of goods sold during the nine months ended December 31, 2003. The Company recognized no cost of sales during the nine months ended December 31, 2003 due to the employee furlough and manufacturing costs being expensed as research and development charges. During the nine months ended December 31, 2004, the Company spent $1,570,958 on research and development, excluding manufacturing expenses, 1,599,965 on general and administrative expenses and an additional $1,110,432 on selling expenses, as compared with $2,556,230, $1,628,735, and $419,967, respectively, during the nine months ended December 31, 2003. The decrease of $985,272, or 39%, in research and development expenditures was primarily due to the reduction of engineering costs due to the transition from a research organization to a manufacturing and marketing focused company. The decrease of $28,770, or 2%, in general and administrative expenses was primarily due to the expensing of loan fees and increased accounting fees associated with the bridge loan and financing during the nine months ended December 31, 2003, partially offset by the severance expense for Linda Masterson during the nine months ending December 31, 2004. The increase of $690,465, or 164%, in selling expenses in the nine months ended December 31, 2004 was primarily related to the Company's increase in its sales and marketing personnel. Interest expense for the nine months ended December 31, 2004 was $578,432 while interest income was $8,704, as compared to $323,140 and $16,656, respectively, for the period ending December 31, 2003. Additionally, the Company recognized a favorable adjustment of $203,743 in the nine months ended December 31, 2004 on a discount from the settlement of trade payables in comparison to the $727,171 discount as a result from the settlement of trade payables for the nine months ended December 31, 2003.

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

REVENUE RECOGNITION

         The majority of the Company's revenue is from sales of the IMPACT Test System. The Company recognizes revenue in the period in which cash payments are received for products shipped, title transferred and acceptance and other criteria are met in accordance with the Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. While the Company believes it has met the criteria of SAB 104, due to delays in receiving payments on some of the Company's initial shipments of products, the Company elected, during the quarter ended December 31, 2002, to begin recording revenue related to shipments only to the extent the related cash has been collected, based on the guidance provided in SAB 104, as amended by SAB 104. At December 31, 2004, the Company had $56,400 in product shipments to customers that are subject to customer evaluations and acceptance. These product shipments are included in finished goods inventory at cost.

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

PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On November 19, 2004, the Company closed a $4 million private placement of Series E Convertible Preferred Stock ("Series E Preferred Stock") and warrants to purchase Common Stock ("Warrants") pursuant to Regulation D under the Securities Act of 1933. On December 7, 2004, at the closing (the "Closing") of the private placement, the Company issued 4,000 shares of Series E Preferred Stock convertible into 20,000,000 shares of Common Stock of the Company and Warrants to purchase 20,000,000 shares of Common Stock of the Company to various institutional investors (the "Investors"). In addition, 870,000 warrants to purchase Common Stock were issued to the placement agent per this transaction. The Company intends to use the proceeds from this private placement to fund its operations in the near term.

         The Series E Preferred Stock has an aggregate stated value of $1,000 per share and is entitled to a quarterly dividend at a rate of 5% per annum, generally payable in Common Stock or cash at the Company's option.

          The Series E Preferred Stock is entitled to a liquidation preference over the Company's Common Stock upon a liquidation, dissolution, or winding up of the Company. The Series E Preferred Stock is convertible at the option of the holder into Common Stock at a conversion price of $0.20 per share, subject to certain anti-dilution adjustments (including full-ratchet adjustment upon any issuance of equity securities at a price less than the conversion price of the Series E Preferred Stock, subject to certain exceptions). Following the second anniversary of the closing, the Company has the right to force conversion of all of the shares of Series E Preferred Stock provided that a registration statement covering the underlying shares of Common Stock is in effect and the 20-day volume weighted average price of the Company's Common Stock is at least 200% of the conversion price and certain other conditions are met.

         The Company is required to redeem any shares of Series E Preferred Stock that remain outstanding on the third anniversary of the closing, at its option, in either (i) cash equal to the face amount of the Series E Preferred Stock plus the amount of accrued dividends, or (ii) subject to certain conditions being met, shares of Common Stock equal to the lesser of the then applicable conversion price or 90% of the 90-day volume weighted average price of the Common Stock ending on the date prior to such third anniversary. As the redemption is not required to be paid in cash, the Company has not recorded the preferred stock as a liability in the accompanying balance sheet.

         Upon any change of control, the holders of the Series E Preferred Stock may require the Company to redeem their shares for cash at a redemption price equal to the greater of (i) the fair market value of such Series E Preferred Stock and (ii) the liquidation preference for the Series E Preferred Stock. For a three-year period following the closing, each holder of Series E Preferred Stock has a right to purchase its pro rata portion of any securities the Company may offer in a privately negotiated transaction, subject to certain exceptions.

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

         (b)      REPORTS ON FORM 8-K

         On December 14, 2004, the Company issued a press release announcing the retirement of Linda H. Masterson as President and CEO.

         On December 1, 2004, the Company issued a letter to stockholders detailing the Company's current progress.

         On November 24, 2004, the Company issued a notice to its stockholders that it sought and obtained from the American Stock Exchange a waiver of the shareholder approval requirements contained in Section 713 of the AMEX Company Guide in connection with its private placement of Series E Convertible Preferred Stock and warrants.

         On November 22, 2004, the Company issued a press release announcing the closing of an equity private placement of Series E Preferred Convertible Stock and warrants.

         On November 15, 2004, the Company announced via press release its results for the second quarter ended September 30, 2004.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned therein to be duly authorized.

                                 LIFEPOINT, INC.

Date:    February 14, 2005       By /s/ M. Richard Wadley
                                    --------------------------------------------
                                    M. Richard Wadley
                                    Acting President and Chief Executive Officer


                                 By /s/ Craig S. Montesanti
                                    --------------------------------------------
                                    Craig S. Montesanti
                                    Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


         31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certifications pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002.